Form 10-Q
period 1999-09-30
COOL CAN TECHNOLOGIES INC/CA
filed 1999-12-30
CIK 1067286

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1999
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________


Commission File Number
                       ----------------------------------------------------

                           COOL CAN TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

               MINNESOTA                                 95-4705831
--------------------------------------   ---------------------------------------
   (State or other jurisdiction of          (IRS Employer Identification No.)
    incorporation or organization)

            21700 Oxnard Street, Suite 1550 Woodland Hills, CA 91367
            --------------------------------------------------------
                    (Address of principal executive offices)

                                  (818)593-2282
            --------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___


     18,127,966    Common Shares were outstanding as of October 15, 1999
-------------------

                           COOL CAN TECHNOLOGIES, INC.
                          (A Development Stage Company)

                                    I N D E X


                                                                           Page
                                                                           ----

PART I.   FINANCIAL INFORMATION

   Item 1.   Financial Statements (Unaudited)

                 Condensed Balance Sheets
                    September 30, 1999 (Unaudited) and
                       June 30, 1999                                          1

                 Statements of Income
                    Three months ended September 30,
                       1999 and 1998 (Unaudited)                              2

                 Condensed Statements of Cash Flows
                    Three months ended September 30,
                       1999 and 1998                                          3

                 Selected Notes to Condensed Financial
                    Statements (Unaudited)                                    4


    Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           5


PART II.  OTHER INFORMATION                                                 6-7

                          Part I. FINANCIAL INFORMATION
                          Item I. FINANCIAL STATEMENTS

                           COOL CAN TECHNOLOGIES, INC.
                          (A Development Stage Company)

                            CONDENSED BALANCE SHEETS


                                              September 30,       June 30,
                 ASSETS                           1999              1999
                                              ------------     ------------
                                               (Unaudited)       (Audited)

Cash                                          $     24,037     $     94,756
Prepaid expenses                                        --            1,040
                                              ------------     ------------
                 Total current assets               24,037           95,796

Intangibles                                         23,600           24,000
                                              ------------     ------------
                                              $     47,637     $    119,796
                                              ============     ============

     LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable, principally stockholders    $     30,936     $     74,877
                                              ------------     ------------

                 Total current liabilities          30,936           74,877

STOCKHOLDERS' EQUITY:
     Common stock                                  279,769          279,769
     Accumulated deficit                          (263,068)        (234,850)
                                              ------------     ------------
                                                    16,701           44,919
                                              ------------     ------------

                                              $     47,637     $    119,796
                                              ============     ============


Note: The balance sheet at June 30, 1999 has been taken from the audited financial statements at that date, and has been condensed.


See Notes to Condensed Financial Statements.

                           COOL CAN TECHNOLOGIES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Three Months Ended
                                                                September 30
                                                       ------------------------------
                                                           1999               1998
                                                       ------------      ------------
Revenues                                               $         --      $         --
Administrative pre-opening and development expenses          28,218                --
                                                       ------------      ------------

                 Net loss                              $    (28,218)     $         --
                                                       ============      ============


Loss per common share                                  $       (.01)     $         --
                                                       ============      ============

Loss per common share assuming dilution                $       (.01)     $         --
                                                       ============      ============

Weighted average outstanding shares                      18,127,966                --
                                                       ============      ============



See Notes to Condensed Financial Statements.

                           COOL CAN TECHNOLOGIES, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Three Months Ended
                                                                 September 30
                                                          -------------------------
                                                             1999           1998
                                                          ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                             $  (28,218)    $       --
     Amortization                                                400             --
     Decrease in prepaid expenses                              1,040             --
     Decrease in accounts payable                            (43,941)            --
                                                          ----------     ----------
                 Net cash used in operating activities       (70,719)            --

                 Net decrease in cash                        (70,719)            --

Cash and savings:
     Beginning of period                                      94,756             --
                                                          ----------     ----------

     End of period                                        $   24,037     $       --
                                                          ==========     ==========



See Notes to Condensed Financial Statements.

                           COOL CAN TECHNOLOGIES, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Condensed Financial Statements:

         The condensed balance sheet as of September 30, 1999, the statement of operations for the three-month periods ended September 30, 1999 and 1998, and the condensed statement of cash flows for the three-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at September 30, 1999 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1999 audited financial statements. The results of operations for the period ended September 30, 1999 are not necessarily indicative of the operating results for the full year.

Note 2.  Stockholders' Equity:

         During the three months ended September 30, 1999, stockholders' equity changed for net loss of $28,218.


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         The Company has devoted all of its efforts in the past three months to the completion of its self cooling beverage container. There has been no income in quarter ended September 30, 1999. There were expenses of $28,218, for a net loss in the quarter ended September 30, 1999 of $28,218, or, $.01 per share.


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is aware of no legal proceeding which is pending or threatened to which the Company is a party or of which its property is subject.

Item 6.  Exhibits and Reports on Form 8-K

         (b) No reports on Form 8-K were filed during the three months ended September 30, 1999.


                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       COOL CAN TECHNOLOGIES, INC.



Date December 30, 1999                 By: /s/ Bruce T. Leitch
                                           -------------------------------------
                                           Bruce T. Leitch
                                           Chairman of the Board and Director
                                           President