Form 10-Q
period 1999-12-31
COOL CAN TECHNOLOGIES INC/CA
filed 2000-02-17
CIK 1067286

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   December 31, 1999
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________


Commission File Number
                       ---------------------------------------------------------


                           COOL CAN TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

              MINNESOTA                                  95-4705831
--------------------------------------    --------------------------------------
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


     18,127,966    Common Shares were outstanding as of February 15, 2000
-------------------

                           COOL CAN TECHNOLOGIES, INC.
                          (A Development Stage Company)

                                    I N D E X


                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements (Unaudited)

             Condensed Balance Sheets
                December 31, 1999 (Unaudited) and
                   June 30, 1999                                             1

             Statements of Operations
                Three months ended December 31, 1999
                   and Six months ended December 31, 1999                    2

             Condensed Statements of Cash Flows
                Three months ended December 31, 1999
                   and Six months ended December 31, 1999                    3

             Selected Notes to Condensed Financial
                Statements (Unaudited)                                       4


 Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              5


PART II. OTHER INFORMATION                                                  6-7

                          Part I. FINANCIAL INFORMATION
                          Item I. FINANCIAL STATEMENTS

                           COOL CAN TECHNOLOGIES, INC.
                          (A Development Stage Company)

                            CONDENSED BALANCE SHEETS

                                                       December 31,       June 30,
                 ASSETS                                    1999             1999
                                                       ------------     ------------
                                                       (Unaudited)        (Audited)
Cash                                                   $      3,153     $     94,756
Prepaid expenses                                                 --            1,040
                                                       ------------     ------------
                 Total current assets                         3,153           95,796

Intangibles                                                  23,200           24,000
                                                       ------------     ------------
                                                       $     26,353     $    119,796
                                                       ============     ============

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable, principally stockholders             $     66,286     $     74,877
                                                       ------------     ------------

                 Total current liabilities                   66,286           74,877

STOCKHOLDERS' EQUITY:
     Common stock                                           279,769          279,769
     Accumulated deficit                                   (319,702)        (234,850)
                                                       ------------     ------------
                                                            (39,933)          44,919
                                                       ------------     ------------

                                                       $     26,353     $    119,796
                                                       ============     ============

Note: The balance sheet at June 30, 1999 has been taken from the audited financial statements at that date, and has been condensed.


See Notes to Condensed Financial Statements.

                           COOL CAN TECHNOLOGIES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               Three Months Ended                Six Months Ended
                                                   December 31                      December 31
                                           ----------------------------    ----------------------------
                                               1999            1998            1999            1998
                                           ------------    ------------    ------------    ------------
Revenues                                   $         --    $         --    $         --    $         --
Administrative pre-opening and
     development expenses                        56,634              --          84,852              --
                                           ------------    ------------    ------------    ------------

                 Net loss                  $    (56,634)   $         --    $    (84,852)   $         --
                                           ============    ============    ============    ============


Loss per common share                      $       (.01)   $         --    $       (.01)   $         --
                                           ============    ============    ============    ============

Loss per common share assuming dilution    $       (.01)   $         --    $       (.01)   $         --
                                           ============    ============    ============    ============

Weighted average outstanding shares          18,127,966              --      18,127,966              --
                                           ============    ============    ============    ============


See Notes to Condensed Financial Statements.

                           COOL CAN TECHNOLOGIES, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Three Months Ended                Six Months Ended
                                                                   December 31                      December 31
                                                          -----------------------------    -----------------------------
                                                              1999             1998            1999              1998
                                                          ------------     ------------    ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                             $    (56,634)    $         --    $    (84,852)    $         --
     Amortization                                                  400               --             800               --
     Decrease in prepaid expenses                                   --               --           1,040               --
     Increase (decrease) in accounts payable                    35,350               --          (8,591)              --
                                                          ------------     ------------    ------------     ------------
                 Net cash used in operating activities         (20,884)              --         (91,603)              --

                 Net decrease in cash                          (20,884)              --         (91,603)              --

Cash and savings:
     Beginning of period                                        24,037               --          94,756               --
                                                          ------------     ------------    ------------     ------------

     End of period                                        $      3,153     $         --    $      3,153     $         --
                                                          ============     ============    ============     ============


See Notes to Condensed Financial Statements.

                           COOL CAN TECHNOLOGIES, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.  Condensed Financial Statements:

         The condensed balance sheet as of December 31, 1999, the statement of operations for the periods ended December 31, 1999 and 1998, and the condensed statement of cash flows for the periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at December 31, 1999 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1999 audited financial statements. The results of operations for the period ended December 31, 1999 are not necessarily indicative of the operating results for the full year.


Note 2.  Stockholders' Equity:

         During the six months ended December 31, 1999, stockholders' equity changed for net loss of $84,852.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


         The Company has devoted all of its efforts in the past three months to the completion of its self cooling beverage container. There has been no income in the quarter ended December 31, 1999. There were expenses of $56,634, for a net loss in the quarter ended December 31, 1999 of $56,634, or, $.01 per share.

         There were expenses, and no revenue, in the six months ended December 31, 1999 of $84,852, for a net loss in the six months ended December 31, 1999 of $84,852, or $.01 per share.

         As a result of the loss for the six months ended December 31, 1999 there are now more current liabilities than assets, and there is a deficit stockholder's equity of $39,933.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         The Company is aware of no legal proceeding which is pending or threatened to which the Company is a party or of which its property is subject.



Item 6.  Exhibits and Reports on Form 8-K

         (b) No reports on Form 8-K were filed during the six months ended December 31, 1999.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       COOL CAN TECHNOLOGIES, INC.



Date: February 16, 2000                By: /s/ Bruce T. Leitch
                                           ----------------------------------
                                           Bruce T. Leitch
                                           Chairman of the Board and Director
                                           President