Form 10-Q
period 2000-03-31
COOL CAN TECHNOLOGIES INC/CA
filed 2000-05-15
CIK 1067286

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       March 31, 2000
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                                --------------------       --------------------


Commission File Number          0-27147
                               -------------------------------------------------


                           COOL CAN TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

           MINNESOTA                                 95-4705831
-------------------------------         ---------------------------------
(State or other jurisdiction of         (IRS Employer Identification No.)
incorporation or organization)

            21700 Oxnard Street, Suite 1550 Woodland Hills, CA 91367
          ------------------------------------------------------------
                    (Address of principal executive offices)

                                  (818)593-2282
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___


        18,127,966         Common Shares were outstanding as of May 15, 2000
---------------------------

                           COOL CAN TECHNOLOGIES, INC.
                          (A Development Stage Company)

                                    I N D E X


                                                                            Page
                                                                            ----

PART I.   FINANCIAL INFORMATION

   Item 1.   Financial Statements (Unaudited)

                  Condensed Balance Sheets
                     March 31, 2000 (Unaudited) and
                        June 30, 1999                                          1

                  Statements of Operations
                     Three months ended March 31, 2000 and 1999
                        and Nine months ended March 31, 2000 and 1999          2

                  Condensed Statements of Cash Flows
                     Nine months ended March 31, 2000 and 1999                 3

                  Selected Notes to Condensed Financial
                     Statements (Unaudited)                                    4


   Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                            5


PART II.     OTHER INFORMATION                                               6-7

                          Part I. FINANCIAL INFORMATION
                          Item I. FINANCIAL STATEMENTS

                           COOL CAN TECHNOLOGIES, INC.
                          (A Development Stage Company)

                            CONDENSED BALANCE SHEETS


                                                      March 31,      June 30,
             ASSETS                                     2000          1999
                                                      ---------     ---------
                                                     (Unaudited)    (Audited)

Cash                                                  $   6,145     $  94,756
Prepaid expenses                                             --         1,040
                                                      ---------     ---------
             Total current assets                         6,145        95,796

Intangibles                                              22,800        24,000
                                                      ---------     ---------
                                                      $  28,945     $ 119,796
                                                      =========     =========

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable, principally stockholders            $  93,527     $  74,877
                                                      ---------     ---------

             Total current liabilities                   93,527        74,877

STOCKHOLDERS' EQUITY:
    Common stock                                        279,769       279,769
    Accumulated deficit                                (344,351)     (234,850)
                                                      ---------     ---------
                                                        (64,582)       44,919
                                                      ---------     ---------

                                                      $  28,945     $ 119,796
                                                      =========     =========


Note: The balance sheet at June 30, 1999 has been taken from the audited financial statements at that date, and has been condensed.


See Notes to Condensed Financial Statements.

                           COOL CAN TECHNOLOGIES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                            Three Months Ended                  Nine Months Ended
                                                                 March 31                           March 31
                                                     --------------------------------   ---------------------------
                                                          2000              1999             2000              1999
                                                     --------------    --------------   --------------    ---------
Revenues                                             $        -        $        -       $        -        $        -
Administrative pre-opening and
    development expenses                                     24,649           179,354          109,501           179,354
                                                     --------------    --------------   --------------    --------------

             Net loss                                $      (24,649)   $     (179,354)  $     (109,501)   $     (179,354)
                                                     ==============    ==============   ==============    ==============


Loss per common share                                $         (.01)   $         (.01)  $         (.01)   $         (.01)
                                                     ==============    ==============   ==============    ==============

Loss per common share assuming dilution              $         (.01)   $         (.01)  $         (.01)   $         (.01)
                                                     ==============    ==============   ==============    ==============

Weighted average outstanding shares                      18,127,966        18,020,000       18,127,966        18,020,000
                                                     ==============    ==============   ==============    ==============


See Notes to Condensed Financial Statements.

                           COOL CAN TECHNOLOGIES, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         Nine Months Ended
                                                             March 31
                                                      -----------------------
                                                        2000          1999
                                                      ---------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                          $(109,501)    $(179,354)
    Amortization                                          1,200            --
    Decrease in prepaid expenses                          1,040            --
    Decrease in accounts payable                         18,650        85,209
                                                      ---------     ---------
             Net cash used in operating activities      (88,611)      (94,145)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock                                 --       117,820
                                                      ---------     ---------

             Net decrease in cash                       (88,611)       23,675

Cash and savings:
    Beginning of period                                  94,756            --
                                                      ---------     ---------

    End of period                                     $   6,145     $  23,675
                                                      =========     =========


See Notes to Condensed Financial Statements.

                           COOL CAN TECHNOLOGIES, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.       Condensed Financial Statements:

              The condensed balance sheet as of March 31, 2000, the statement of operations for the periods ended March 31, 2000 and 1999, and the condensed statement of cash flows for the periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 2000 and for all periods presented have been made.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1999 audited financial statements. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the operating results for the full year.


Note 2.       Stockholders' Equity:

              During the nine months March 31, 2000, stockholders' equity changed for net loss of $109,501.

                           COOL CAN TECHNOLOGIES, INC.
                          (A Development Stage Company)

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         The Company has devoted all of its efforts in the past three months to the completion of its self cooling beverage container. There has been no income in the quarter ended March 31, 2000. There were expenses of $24,649, for a net loss in the quarter ended March 31, 2000 of $24,649, or, $.01 per share.

         There were expenses, and no revenue, in the nine months ended March 31, 2000 of $109,501, for a net loss in the nine months ended March 31, 2000 of $109,501, or $.01 per share.

         As a result of the loss for the nine months ended March 31, 2000 there are now more current liabilities than assets, and there is a deficit stockholder's equity of $64,582.

                           PART II. OTHER INFORMATION



Item 1.       Legal Proceedings

              The Company is aware of no legal proceeding which is pending or threatened to which the Company is a party or of which its property is subject.




Item 6.       Exhibits and Reports on Form 8-K

              (b) No reports on Form 8-K were filed during the nine months ended March 31, 2000.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        COOL CAN TECHNOLOGIES, INC.



Date: May 15, 2000                      By: /s/ Bruce T. Leitch
                                            ------------------------------------
                                            Bruce T. Leitch
                                            Chairman of the Board and Director
                                            President