Form 10KSB
period 2000-06-30
COOL CAN TECHNOLOGIES INC/CA
filed 2000-10-18
CIK 1067286

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For the fiscal year ended June 30, 2000
                           Commission File No. 0-27147

                           COOL CAN TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

           Minnesota                                       95-4705831
  (State or other jurisdiction                 (IRS Employer Identification No.)
of Incorporation or Organization)

                            450 North Brand Boulevard
                           Glendale, California 91203
               (Address of principal executive office) (Zip Code)

                  Registrant's telephone number: (604) 688-8619

           Securities registered pursuant to Section 12(b) of the Act:
                                  Common Stock

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

                          Common Stock, (no par value)
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ NO___

The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 30, 2000, based on the average bid and asked prices of Common Stock in the over-the-counter market on that date was $38,364,830.

18,127,966 shares of Registrant's Common Stock, no par value were outstanding on June 30, 2000, prior to the effectiveness of the latest practicable date.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

                                    CONTENTS

                                                                            Page
                                                                            ----

PART I

         Item 1.  BUSINESS                                                  4

         Item 2.  PROPERTY                                                  8

         Item 3.  LEGAL PROCEEDINGS                                         8

         Item 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS                                       8

PART II

         Item 5.  MARKET FOR REGISTRANT'S COMMON
                  EQUITY AND RELATED STOCKHOLDER
                  MATTERS                                                   8

         Item 6.  SELECTED FINANCIAL DATA                                   9

         Item 7.  PLAN OF OPERATION                                         9

         Item 8.  FINANCIAL STATEMENTS AND
                  SUPPLEMENTARY DATA                                        15

         Item 9.  DISAGREEMENTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE                                      15

PART III

         Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF
                  THE REGISTRANT                                            15

         Item 11. EXECUTIVE COMPENSATION                                    16

         Item 12. SECURITY OWNERSHIP OF CERTAIN
                  BENEFICIAL OWNERS AND MANAGEMENT                          16

         Item 13. CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS                                              17

PART IV

         Item 14. EXHIBITS, FINANCIAL STATEMENT
                  SCHEDULES AND REPORTS ON FORM 8-K                         17


                                     PART I

Item 1. - BUSINESS

         Cool Can Technologies, Inc. is a Minnesota corporation formed on April 1, 1998. There have been no bankruptcy, receivership or similar proceedings.

         Cool Can Technologies, Inc. has developed, and patented a unique proprietary technology which will allow for the licensing and manufacture of the first commercially viable self-chilling beverage container.

         A market survey was conducted to gauge consumer interest in purchasing a self chilling beverage container. The survey was conducted by an outside company, and not for this Company. The sample group was 300 persons, 150 male and 150 female between 13 and 39 years of age. When asked if they would purchase a self chilling can if available, the response was: 42% would purchase, 45% would maybe purchase, 10% purchase if necessary, 2% maybe not purchase and 1% not purchase.

         The ability to chill a beverage is based on the theory of the latent heat of evaporation of liquefied gasses and the cooling of those gasses due to rapid expansion. The basic principles of evaporation and heat transfer dictate that as liquid coolant is vaporized it draws heat from the surrounding area, lowering the temperature of nearby materials.

         The product consists of a cartridge of liquid CO2 that is held in place by a cartridge holder. The unit is then placed in the can, the can subsequently is filled and sealed. The cooling device will displace 2.5 ounces of the fluid, so a 12 ounce can will contain 9.5 ounces of beverage with the cooling device installed.

         When the tab on the lid of the can is pulled a valving mechanism within the can triggers the CO2 capsule causing the gas to be discharged through diffusers of porous plastic into the beverage. The escaping CO2 forms into small particles of frozen snow at extremely cold temperatures and rapidly imparts a chilling action to the beverage, while simultaneously carbonating the beverage. The amount of chilling and carbonation are adjustable depending on the requirements of the manufacturer. Greater chilling may be obtained by increasing the amount of liquid CO2. The amount of carbonation may be adjusted from no carbonation to several levels greater than now used in manufactured soft drinks.

         The additional retail cost for the device is estimated to be $.25 - $.30 per can, and may be used on a 12 ounce can or a 16 ounce can. The estimate is based on preliminary quotes from manufacturers of the component parts. The result is that the consumer may purchase a beverage and enjoy it cold without having to purchase it from a cooler or purchase ice to cool the beverage. The consumer does not have the option to deactivate the device on the can.

         The manufacturer of the beverage may sell the beverage without the concern of satisfying the consumer preference of a cold beverage by providing a vending machine or other method of cooling the beverage.

         The consumer may purchase the beverage and enjoy it at a later time without the requirement of an ice chest or other method of cooling his drink, as opposed to having to drink the beverage right after purchase as is the case with one purchased from a vending machine or cooler. The consumer may purchase the beverage and enjoy it hours later while in a boat or on the golf course.

         The technology is intended to be used on a high speed canning line with little impact on the speed of the canning line. The usual canning process involves two parts; the main part of the can, which is filled with the drink, and the lid which is sealed shut during the seaming process after the can has been filled. Initial engineering diagrams have been completed for equipment which will successfully integrate the inclusion of the chilling module insert into a high speed canning line. There can be no assurance that the product can be incorporated into a high speed canning line.

Patents and Trademarks

         The company has obtained patent protection for its concept of a self-chilling beverage container. The patent application filed in 1995 was subsequently approved and Patent No 5,609,038 was issued to the company on March 11, 1997. The issued patent includes 24 claims regarding a self-chilling beverage container and parts therefor. The patent expires 20 years from the filing date of August 22, 1995, on August 21, 2015.

         Internationally, the company has been granted coverage in some foreign countries and others are pending. National phase patent applications were filed on June 20, 1999 so that patent protection may be granted in 87 countries, these are pending. National phase patent protection is patent treaty language that indicates that the company is beginning the process of filing for patent protection in foreign countries. Depending on the country, the grant of patent protection may take from 1 to 8 years. In the interim, preliminary protection by priority is established as of the filing date. The company anticipates patent coverage in the vast majority of industrialized countries in the near future.

         The Company filed 14 trademark applications with the United States Patent and Trademark Office in June, 1998. The Company received a response from the Patent Office with a request to more narrowly define the scope of the product. The Company has received a notice of allowance to utilize 11 of the 14 trademarks that were applied for, which means that the examining attorney did not find any registered or pending marks which would prevent registration. These trademark names describe both the product and the process involved in the manufacture of a self chilling beverage container.

Government Regulations and Environment

         All of the currently projected uses for the company's self-chilling beverage container fall under the authority of the United States Food and Drug Administration ("FDA"). The key element and the only substance which mixes with the beverage is the C02 which has always been present in beverages and is an accepted substance by the FDA for the beverage industry. The FDA regulates the material content of all beverage containers and packages.

         The materials used in manufacturing the Cold Can are similar to present canning materials and are fully compatible with FDA requirements. FDA approval is not required as long as there is compliance with all currently published guidelines. The company also expects that licensees who will be filling the Cold Can with beverages will comply with the appropriate FDA regulations. All licensees will have a contractual obligation to produce products consistent with the laws of their country, as well as additional quality control measures requested by the Company, though specific language is unknown at this time.

         The Environmental Protection Agency ("EPA"), in their efforts to protect the stratospheric ozone, have determined that a self-chilling beverage can utilizing C02 as the refrigerant has a minimal impact on the ozone layer. In the Notice of Acceptability published in the Federal Register effective February 24, 1998, it was also determined that self-chilling cans utilizing C02 either recovered as a by-product from other industrial activities or taken from the atmosphere will further reduce the net impact. The EPA has not specifically approved the Company's product design, but it does meet the standards of the EPA. There have been no costs to date associated with compliance, nor are any anticipated.

         Various safety features are incorporated into the design and manufacture of the Cold Can. The primary safety feature becomes important in a situation such as throwing the can in a fire. The gasses in the cylinder will harmlessly escape at a certain temperature through a safety valve. The uses of C02 capsules in things like seltzer bottles and whipping cream dispensers is not a new concept and have been used by consumers without incident for some time.

         Additionally, the Cold Can is designed to be in full compliance with all recycling requirements since the component parts will be manufactured utilizing only recyclable materials.

Competition

         The company believes the market for a self-chilling beverage container is an emerging market. The opportunity for a beverage company to incorporate a technology, which allows a consumer to have a cold drink at any place, and at any time is significant and compelling.

         The company is aware of three other firms that are currently attempting to manufacture and market a similar technology. The company believes the competitors use either a combination of gases to create a chilling effect or a C02 based reactant system, and hold one or more U.S. patents on their designs. As of yet, none of these companies appear to be close to having a commercially viable product available for purchase. All three of the competitors are private companies and little is known about their size or financial capabilities.

         The company believes that success in marketing a self-chilling beverage container will be based primarily on price, ease of use, quality, product awareness, product safety, and ultimately an endorsement by one or more major beverage companies. There can be no assurance that the Company will be able to successfully compete against its competitors.

         The competitor's designs are somewhat more complex applications in that their chilling unit must be attached to the bottom of the can and activated by turning the can upside down and then pushing a button or pulling a tab. This application mandates that their version of a self-chilling can must be produced specifically for beverage companies through one of the major can manufacturers because the external device must be added in some manner, which would require another step in the manufacturing process. The Cold Can on the other hand is considerably more versatile in that the chilling module is an insert which can be delivered to either the can manufacturer or the beverage canning facility for use with any standardized can out of general inventory as long as it is identified with the "InstaCool" label. What differentiates the Cold Can from it's competition is the unique valving and activation system by which the reactant gas is released. The consumer is not required to push any buttons or do anything specific to activate the Cold Can other than the normal process of opening the can, thus making the Cold Can much more user friendly.

         The Company has one employee, its President, who is paid as a consultant, at this time.

Item 2. - PROPERTY

         None


Item 3. - LEGAL PROCEEDINGS

         None


Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                     PART II

Item 5. - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

         The Company's common stock has been traded since June 28, 2000 on the OTC Bulletin Board, before that time there was no activity. As of June 30, 2000 the following brokerage firms were making a market in the Company's common stock: Protective Group Securities.

         The following table sets forth for the periods indicated the range of high and low closing bid quotations per share as reported by the over-the-counter market. These quotations represent inter-dealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

                                                    Price per Share
                                                    ---------------
                                                    High         Low
                                                    ----         ---
Fiscal year 2000
         Fourth Quarter (March 31, 2000
         through June 30, 2000)                     $5.00        $4.625

         There are 76 holders of record of the common stock of the Company. There have never been any dividends, cash or otherwise, paid on the common shares of the Company.

Item 6. - SELECTED FINANCIAL DATA

                               Fiscal Years Ended June 30,
                               ---------------------------
                               2000              1999
                               ----              ----
Income Statement Data
---------------------
   Net Sales                   $      --         $      --
   Net Income (loss)           $(174,236)        $(228,505)
Per Share Data
--------------
Net Income (loss)              $    (.01)        $    (.03)


                                      As of June 30,
                                      --------------
                                      2000            1999
                                      ----            ----
Balance Sheet Data
------------------
Total Assets                          $  22,179       $119,796
Total Liabilities                     $ 151,496       $ 74,877
Stockholders' Equity (Deficit)        $(129,317)      $ 44,919


Item 7. - PLAN OF OPERATION

Product Development

         The company intends to implement the following procedural plan in order to complete its final design specifications, then build and test the product. This process will be accomplished in the following manner:

(1) Build a fully functioning prototype from the working drawings in the issued patent. During this period the existing design will be thoroughly reviewed and any modifications which will improve efficiency, reduce cost, or decrease the occupied volume of the chilling module insert.

(2) Conduct various safety tests by putting the unit through several stress tests such as exposure to heat, testing a sealed can complete with insert, by dropping it from various heights, and testing the integrity and durability of the chilling module insert.

(3) Pre-production design generating both computer modeling of all parts and engineering drawings incorporating any design modifications.

(4) Pre-production prototype construction. Three-dimensional construction of all parts including preliminary rubber molds.

(5)      Testing of pre-production prototypes.

(6) Refine designs to incorporate test results and finalize production specifications and drawings.

(7) Begin to source factory production facilities for all customized parts and molding requirements.

(8)      Generate manufacturing pricing data.

(9) Final consultation with all parties involved in the production of finished goods-aluminum can manufacturers, filler manufacturers and beverage canners.

         The company has an agreement with California Manufacturing Technology Center ("CMTC") in order to assist in the execution of its product development and manufacturing processes plan. CMTC has agreed to provide prototype drawings on AutoCad, component part costs and prototype fabrication as required. The Company has paid $25,000 to complete the Phase I engineering program.

         The CMTC will also assist the company in obtaining various registrations such as ISO and CE Marking which are essential for vendors selling to major U.S. and European corporations, as well as to the U.S. Government and the Department of Defense. ISO and CE Marking are international quality management standards. Most European countries require such certification.

         The CMTC also has expertise in dealing with issues revolving around FDA compliance, environmental management, and operational efficiency improvements.

Marketing Plans

         The company's principal marketing strategy is comprised of two major components. The first is the licensing of beverage companies worldwide for the use of self-chilling beverage can technology and associated trademarks. The second is the licensing of major aluminum can manufacturers for actual manufacturing of the chilling module insert so that it can be subsequently sold to beverage companies as a special insert or included with the can as one unit.

         In the interim, while the company goes about the process of licensing beverage companies and can manufacturers, the plan is to rent time and 'co-pack' product samples at an existing beverage canning facility that will be used for research and development. The intent is to demonstrate an actual canning process placing chilling module inserts in both 12 and 16 ounce cans. The facility will serve to demonstrate to beverage executives the viability of high speed canning using the insert. The secondary purpose is to develop a facility with the capacity to package small runs of various beverage products. This will allow beverage companies to 'test market' the concept without actually having to make any capital investment in new equipment or altering their own production facility.

         The primary task of the corporation is licensing of the Cold Can technology and fully developed designs of the chilling module inserts, as well as the automatic insert feeding machines which will be incorporated into present beverage canning lines. The company also intends to manufacture in its own plant certain key components of the triggering mechanism. The company feels that by actually supplying a key component to licensees it can more accurately track the number of units sold by licensees, particularly those in foreign countries. The sale of these units also becomes a significant profit center.

         This strategy is not unlike that employed by The Coca-Cola Company in supplying syrup to franchise bottlers or KFC supplying the seasoning to franchisees for chicken. The Company does not mean to represent that it will come anywhere near the success of those companies, and there is no guarantee that the strategy will be successful.

Sales And Licensing Strategy

         The company's strategy is to appoint a master licensee in each country or designated region. The master licensee has the right to appoint sub-distributors, subject to approval by the company.

         The typical licensing agreement will have several components. The company will issue a master license on an exclusive territorial basis to company "X". Company "X" will be required to pay an up front fee to acquire the master license. This initial fee will be based primarily on two factors, total population and per capita beverage consumption within the designated territory. During the term of the contract, company "X" will also be required to forward a percentage of the initial fees paid by sub-licensees to the Company once they have recovered their initial investment. Additionally there will be a commitment to pay $.005 per unit ($.12 per case of 24) in royalties for each unit sold in the territory. Company "X" will be required to purchase a minimum number of units per year in order to maintain their exclusive contractural agreement. The Company will be directly manufacturing certain key components of the insert in order to effectively track international sales and of course provide an additional revenue stream.

         Concurrently, the company will license packaging equipment manufacturers to develop, build and produce the automatic insert feeding machine and any other required equipment for integration into beverage canning lines.

Advertising and promotion

         Phase one of the advertising campaign will be in support of the initial licensing effort and will consist of advertising in beverage industry publications and international business journals seeking qualified prospective master licensees in each country, and market sector. The company will also have a significant presence at major beverage trade shows through distribution of promotional materials and demonstrating the cold can technology to prospective licensees. The cost of advertising in phase one is estimated to be approximately $35,000.

         The second phase of advertising will be more consumer oriented and similar to the advertising campaign of sugar substitute "NutraSweet". There will be no specific product or brand advertised, only the technology to make consumers aware that they may purchase beverages in a self chilling container. The company's intention is to drive consumer awareness of both the term "InstaCool" as well as the visual identification on the can which indicates the inclusion of the chilling module. The Company does not mean to imply that it will have the success of NutraSweet, and there is no assurance that the advertising will be successful. The estimated cost of phase two is unknown at this time.

         A percentage of the licensing revenues from the per-can income will be allocated for consumer advertising by Cool Can Technologies, Inc. and also by master licensees who will be obligated under the terms of their master license agreement to allocate a pre-determined percentage of revenues to consumer advertising in respective countries, and market areas.

Manufacturing and Production

         The company intends to license the self-chilling beverage container technology it develops to large beverage producers and aluminum can manufacturers. The company believes this strategy will provide material benefits, including use of the greater manufacturing, marketing, and distribution expertise of such companies, and potential reduction of substantial manufacturing costs. The company anticipates entering into agreements whereby the licensees are responsible for purchasing the raw materials, manufacturing or contracting for the manufacture of the container, as well as the labeling, filling, marketing, selling, and distribution of the self-chilling beverage container technology and other related technologies licensed by the Company.

         During the initial research and development period the Company intends to rent out production line time from a local soft drink manufacturer. Many soft drink manufacturers have excess capacity and are willing to rent line time on an hourly basis. Included in the hourly fee will be the ability to utilize the collective input of the facilities production personnel, most of whom have years of experience in the beverage bottling and canning field. It would be virtually impossible for the company to acquire this caliber of expertise individually due to factors of both availability and cost.

         This arrangement will allow the company to continue to fine tune and develop both the chilling module insert and more importantly to "trouble-shoot" and identify any obstacles or situations which may impede the successful integration of the Cold Can technology into a high-speed beverage canning operation. Also, it will alleviate the requirement for the company to make significant capital expenditures on canning equipment of it's own until there is some certainty as to both future production requirements and the degree of specialized or custom equipment which may need to be developed.

         During the second phase of the pre-production period the company intends to establish administration offices and a research and development facility. The purpose of the facility will be to demonstrate the commercial viability of the company's manufacturing processes, to supply self-chilling beverage containers for additional testing and market studies, and to produce self-chilling beverage containers, which can be sold directly to beverage companies. It is anticipated that containers sold directly to these companies will be filled, packaged and distributed by the customer. Should the due diligence period dictate the need for production of highly specialized equipment in order to produce finished goods, the company will undertake to purchase it's own canning line. The acquisition of a canning line to co-pack would be conditional upon significant interest from smaller beverage companies without the financial capability to purchase the packaging equipment required to produce the product. A canning line used for research and development purposes would not have the volume capability to be used in a commercial arrangement.

         Once the beverage canning line is operational in the new facility, the company will have the capability to co-pack product for customers whose limited volumes would preclude purchase of the required custom equipment themselves. Co-pack means that the production facility assumes the responsibility for packaging another company's brand. The costs of such a facility will not be determined until potential customers and the projected volume have been identified. The company's production facility will be designed to allow for assembly of the component parts for the chilling module insert so that they may be distributed from the company's facility. All of the components will be manufactured off site. The company believes it's production facility will assist in commercialization efforts as it is anticipated that the ability to produce the insert, place it in the can, then have the container filled and seamed will assist in further refinement of the finished product.

         The company will complete final design and development tasks for the molds, dies and tooling required for volume manufacturing of the trigger mechanism and hardware for support of the C02 capsules. There will also be intensive consultation with companies who make both fillers and filler heads in order to make certain there is no potential conflict with the insert during this critical aspect of the production process. Extensive testing will be carried out during the initial research and development stage in order to produce a zero-defects product which can be manufactured daily on a world wide basis at high production volumes.

         Additionally, final design and development of several types of automatic insert feed mechanisms, which can be integrated into high-speed beverage canning lines will be completed. The company will accomplish this in consultation with several major beverage concerns, but will retain ownership of the technology and manufacturing rights.

Raw Materials and Suppliers

         The primary raw materials used by the company in the manufacture of its chilling module inserts are a steel or aluminum C02 cartridge, plastic cartridge holder, polymer cartridge piercer, polymer piercer body and a resilient polymer foam pad.

         The company anticipates it will enter into agreements with certain raw material suppliers and that the projected unit volumes required will cause the price of the insert to continue to decrease in price as licensing efforts expand. Once certain economies of scale are achieved and long term supplier agreements are solidified, the company believes that the premium required to purchase a beverage with the "InstaCool" chilling insert will be nominal.

         The Company has expended $409,086 since inception; the expenditures were: audit and legal fees - $46,500, production drawings - $15,000, product development - $90,000, financial consulting - $45,000, management fees - $178,500, and office expenses - $34,000.

         The independent auditor for the Company issued a "going concern" opinion with the audit. The reason for the going concern opinion was that the Company has no revenues.

         The Company estimates that capital requirements for the next 12 months will be approximately $350,000. It will need an additional $150,000 after about 3 months, another $150,000 after about 9 months, and the last $50,000 at the end of the year.

         The Company plans to fund operations for the coming year through sales of stock in private placements and joint venture financings with beverage industry partners. The Company has had some discussions regarding financing, but there have been no agreements made, no letters of intent, and no final agreements made.

         The Company does not expect any purchase or sale of plant or significant equipment. The Company does not expect any significant change in the number of employees.


Item 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements are attached following Item 14.


Item 9. - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III

Item 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The executive officers and directors of the Company, with a brief description, are as follows:

Name                       Age              Position
----                       ---              --------

Bruce T. Leitch            43               President, Director

Jerry McNabb               57               Director

Andrew O. D. Lee           42               Secretary/Treasurer, Director

         BRUCE T. LEITCH, Mr. Leitch is the President, and a Director of the Company. Mr. Leitch was President of Western Canada Beverage Corp, since 1992, and after its merger with Selkirk Springs International Corp to form Canadian Glacier Beverage Corp. he was Vice President of the merged entity until its sale in April, 1998. Mr. Leitch has been with the Company since inception.

         JERRY MCNABB, Mr. McNabb is a Director. Mr. McNabb has been employed by Sawbridge Waters, Inc., a bottled water business, since 1993, he is currently the Vice President. Previously he was employed by the Coca-Cola Company and Adolph Coors Company. Mr. McNabb became a director on May 20, 1999.

         ANDREW O. D. LEE, Mr. Lee is Secretary, Treasurer and a Director. Mr. Lee is a director of Bio Preserve Medical Corporation and treasurer of Four
Crown Foods, Inc. Mr. Lee was the Controller of Turbodyne Technologies, Inc. from 1996 to 1999. Before joining Turbodyne Mr. Lee was a chartered accountant with Morgan & Company in Vancouver, British Columbia from 1992 to 1996. Mr. Lee has been with the Company since inception.

         The directors of the Company are elected annually by the shareholders for a term of one year or until their successors are elected and qualified. The officers serve at the pleasure of the Board of Directors.


Item 11. - EXECUTIVE COMPENSATION.

         Mr. Leitch has acted as a management consultant to the Company and is paid under the arrangement the sum of $8,500 per month. These totaled $110,500 for the period ended June 30, 2000 and $68,000 in 1999.


Item 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         There are presently 18,127,966 shares of the company's common shares outstanding. The following table sets forth the information as to the ownership of each person who owns of record, or is known by the company to own beneficially, more than five per cent of the company's common stock, and the officers and directors of the company.

                              Shares of                  Percent of
Name                       Common Stock                  ownership
----------------------------------------------------------------------

Delta Technologies            2,500,000                  14%
Group, Inc.

Bruce T. Leitch (1)             200,000                   1%

Andrew O. D. Lee (1)             50,000                   1%

John H. Picken                  895,000                   5%

Ulrich Zgraggen                 900,000                   5%

Harrison Cornwall               910,000                   5%

General Beverage Corp.        2,000,000                  11%

L. N. Family Holdings         1,500,000                   8%

Richard Donaldson             1,500,000                   8%

Directors and Officers        2,750,000                  15%
as a group

         Delta Technologies Group, Inc. is owned by David St. James, Melanie St. James and George Baxter. General Beverage Corp. is a Nevada corporation; the largest shareholder is David St. James, and there are 10 other shareholders.

(1) There have been options granted to the three Directors: Bruce T. Leitch has 500,000, Andrew O. D. Lee has 50,000 and Jerry McNabb has 50,000 options. Each option entitled the holder to purchase one share of common stock at a price of $1.50 per share until May, 2003.


Item 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None


                                     PART IV

Item 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a) Attached are the Financial Statements and Independent Auditor's Report on Examination of Financial Statements for the years ended June 30, 2000 and June 30, 1999.

         (b) Attached are the following Financial Statement Schedules and Auditors Report on Schedules,

         None

         All schedules are omitted because they are not required or not applicable or the information is shown in the financial statements or notes thereto.

         (c) No report was filed on Form 8-K.

         (d) There are no exhibits.

                           COOL CAN TECHNOLOGIES, INC.
                          (A Development Stage Company)

                                FINANCIAL REPORT

                                  JUNE 30, 2000

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders
Cool Can Technologies, Inc.


         We have audited the accompanying balance sheets of Cool Can Technologies, Inc., a Minnesota corporation, and a development stage company, as of June 30, 2000 and 1999, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended June 30, 2000 and the period from inception (April 1, 1998) through June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements present fairly, in all material respects, the financial position of Cool Can Technologies, Inc. as of June 30, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three year period ended June 30, 2000 and the period from inception (April 1, 1998) through June 30, 2000, in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Notes 1 and 8 to the financial statements, the Company is in the development stage; planned principal operations have not yet commenced. Successful continued development of the Company is dependent upon its ability to obtain additional financing through contributions of equity capital and/or debt issuance. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                       VIRCHOW, KRAUSE & COMPANY, LLP

                                       /s/ Virchow, Krause & Company, LLP


Bloomington, Minnesota
September 29, 2000

                           COOL CAN TECHNOLOGIES, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS
                             June 30, 2000 and 1999

             ASSETS                                                   2000             1999
                                                                  ------------     ------------
CURRENT ASSETS:
  Cash                                                            $        579     $     94,756
  Prepaid expenses                                                          --            1,040
                                                                  ------------     ------------
      Total current assets                                                 579           95,796

INTANGIBLES, net of accumulated
  amortization of $2,400 in 2000                                        21,600           24,000
                                                                  ------------     ------------
                                                                  $     22,179     $    119,796
                                                                  ============     ============



     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES:
  Accounts payable                                                $     25,375     $      4,000
  Accounts payable, stockholders                                       126,121           70,877

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, no par value, 50,000,000 shares authorized,
     none issued or outstanding                                             --               --
  Common stock, no par value, 100,000,000 shares authorized,
     18,127,966 shares issued and outstanding                          279,769          279,769
  Deficit accumulated during the development stage                    (409,086)        (234,850)
                                                                  ------------     ------------
                                                                      (129,317)          44,919
                                                                  ------------     ------------

                                                                  $     22,179     $    119,796
                                                                  ============     ============

See Notes to Financial Statements.

                           COOL CAN TECHNOLOGIES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                        Period From                                     Period From
                                         Inception                                       Inception
                                      (April 1, 1998)                                 (April 1, 1998)
                                          Through       Year Ended      Year Ended       Through
                                         June 30,        June 30,        June 30,        June 30,
                                            2000           2000            1999            1998
                                       ------------    ------------    ------------    ------------
Revenues                               $         --    $               $         --    $         --

Administrative pre-opening and
    development expenses                   (409,086)       (174,236)       (228,505)         (6,345)
                                       ------------    ------------    ------------    ------------

             Net loss                  $   (409,086)   $   (174,236)   $   (228,505)   $     (6,345)
                                       ============    ============    ============    ============


Loss per common share - basic          $       (.03)   $       (.01)   $       (.03)   $         --
                                       ============    ============    ============    ============

Loss per common share - diluted        $       (.03)   $       (.01)   $       (.03)   $         --
                                       ============    ============    ============    ============

Weighted average outstanding shares      13,594,000      18,127,966       9,059,828              --
                                       ============    ============    ============    ============

See Notes to Financial Statements.

                           COOL CAN TECHNOLOGIES, INC.
                          (A Development Stage Company)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                   Deficit
                                                                                                 Accumulated
                                         Common Stock                              Stock         During the
                                ----------------------------      Amount        Subscription     Development
                                   Shares          Amount        Per Share       Receivable         Stage
                                ------------    ------------    ------------    ------------     ------------
Balance, April 1, 1998                    --    $         --                    $         --     $         --

Net loss                                  --              --                              --           (6,345)
                                ------------    ------------                    ------------     ------------

Balance, June 30, 1998                    --              --                              --           (6,345)

Shares issued for cash            17,820,000          17,820            .001              --               --

Shares issued for cash               200,000         100,000             .50              --               --

Shares issued for cash                36,820          55,230            1.50              --               --

Shares issued for receivable          71,146         106,719            1.50        (106,719)              --

Payment on receivable                     --              --                         106,719               --

Net loss                                  --              --                              --         (228,505)
                                ------------    ------------                    ------------     ------------

Balance, June 30, 1999            18,127,966         279,769                              --         (234,850)

Net loss                                  --              --                              --         (174,236)
                                ------------    ------------                    ------------     ------------

Balance, June 30, 2000            18,127,966    $    279,769                    $         --     $   (409,086)
                                ============    ============                    ============     ============

See Notes to Financial Statements.

                           COOL CAN TECHNOLOGIES, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

                                             Period From                                       Period From
                                              Inception                                         Inception
                                           (April 1, 1998)                                   (April 1, 1998)
                                               Through        Year Ended       Year Ended        Through
                                              June 30,         June 30,         June 30,         June 30,
                                                2000             2000             1999             1998
                                            ------------     ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                $   (409,086)    $   (174,236)    $   (228,505)    $     (6,345)
    Amortization expense                           2,400            2,400               --               --
    Increase in prepaid expenses                      --            1,040           (1,040)              --
    Increase in accounts payable                 151,496           76,619           68,532            6,345
                                            ------------     ------------     ------------     ------------
                                                (255,190)         (94,177)        (161,013)              --

CASH FLOWS FROM INVESTING ACTIVITIES:
    Intangibles                                  (24,000)              --          (24,000)              --

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock                     279,769               --          279,769               --
                                            ------------     ------------     ------------     ------------

             Increase (decrease) in cash             579          (94,177)          94,756               --

Cash:
    Beginning                                         --           94,756               --               --
                                            ------------     ------------     ------------     ------------

    Ending                                  $        579     $        579     $     94,756     $         --
                                            ============     ============     ============     ============


See Notes to Financial Statements.

                           COOL CAN TECHNOLOGIES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


Note 1.    Nature of Business and Summary of Significant Accounting Policies:

           ORGANIZATION AND ACTIVITIES:

           The Company was incorporated on April 1, 1998 in the State of Minnesota. The Company was formed to act as a holding company for manufacturing companies and since inception, has devoted its efforts to raising capital and pre-opening activities. The Company owns a patent for a self-chilling beverage container and parts therefore.

           The Company is considered to be in the development stage and the accompanying financial statements represent those of a development stage enterprise, and therefore, is subject to the usual business risks of development stage companies. The Company has had no operations. Research and development costs are expensed as incurred.

           A summary of the Company's significant accounting policies follows:

           INCOME TAXES:

           Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment.

           INTANGIBLES:

           Intangible assets are amortized using the straight-line method over 10 years. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" as circumstances dictate, the Company evaluates whether changes have occurred that would require revision of the remaining estimated lives of recorded long-lived assets, including intangibles, or render those assets not recoverable. If such circumstances arise, recoverability is determined by comparing the undiscounted net cash flows of long-lived assets to their respective carrying values. The amount of impairment, if any, is measured based on the projected discounted cash flows using an appropriate discount rate. At this time, the Company believes that no significant impairment of long-lived assets, including intangibles, has occurred and that no reduction of the estimated useful lives of such assets is warranted. Amortization expense for the period ended June 30, 2000 was $2,400.

           LOSS PER COMMON SHARE:

           Loss per share is computed based on the weighted average number of common shares outstanding. Potential issuances that would reduce loss per common share are considered anti-dilutive and are excluded from the computation.

           ADVERTISING:

           Advertising costs, if any, are expensed as they occur.

                           COOL CAN TECHNOLOGIES, INC.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Note 1. Nature of Business and Summary of Significant Accounting Policies (Continued):

           RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

           During 1998, the Financial Accounting Standards Board issued their statement No. 133 related to derivative investments and hedging activities, which has an implementation date of January 1, 2000. The Company does not currently anticipate the statement having an impact on their operations.

           ESTIMATES AND ASSUMPTIONS:

           The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Significant estimates include the valuation of stock issued. Actual results could differ from these estimates.

           START-UP COSTS:

           Start-up costs incurred in connection with start-up activities are charged to expense as they are incurred.


Note 2.    Income Taxes:

           For income tax purposes, pre-opening costs are generally deferred and amortized to expense in future tax returns. Accordingly, the Company has no tax loss carryforwards. For financial reporting purposes, realization of the value of book vs. tax timing differences is dependent upon the Company generating sufficient taxable income in future years. Because of the development stage nature of the Company, lack of operating history and potential future stock sales (which may limit the value of loss carryforwards) management has eliminated the deferred tax value of pre-opening costs by a valuation allowance.

           The provision (benefit) for income taxes differs from the amount computed by applying the U.S. federal income tax rate to loss before income taxes as follows:

                                                           2000         1999
                                                        ----------   ----------
             Expected tax (benefit) at statutory rate   $  (64,000)  $  (78,000)
             State tax effects                             (12,000)     (15,000)
             Effect of graduated federal rates               4,500        6,500
             Increase in valuation allowance                71,500       86,500
                                                        ----------   ----------
                                                        $       --   $       --
                                                        ==========   ==========

           Tax law provides for limitation on the use of future loss carryovers should significant ownership changes occur.

           The following is a summary of deferred taxes:

                                                           2000         1999
                                                        ----------   ----------
             Deferred tax assets:
                Pre-opening costs                       $  158,000   $   86,500
                Valuation allowance                       (158,000)     (86,500)
                                                        ----------   ----------
                                                        $       --   $       --
                                                        ==========   ==========

                           COOL CAN TECHNOLOGIES, INC.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Note 3.    Stockholders' Equity:

           The Board of Directors have the power and authority to fix by resolution any designation, class, series, voting power, preference, right, qualification, limitation, restriction, dividend, time and place of redemption, and conversion right with respect to any stock of the corporation.


Note 4.    Related Party Transactions:

           The Company previously shared office space and obtains services from the employer of a Company stockholder. Office space rental fees were $1,500 per month. Rent expense for the periods ended June 30, 2000 and 1999 totaled $6,320 and $7,500, respectively.

           The Company currently has a consulting arrangement with an officer/stockholder requiring payments of $8,500 per month. Such consulting fees totaled $110,500 and $68,000 for the periods ended June 30, 2000 and 1999, respectively.


Note 5.    Intangibles:

           A United States patent for a SELF-CHILLING BEVERAGE CONTAINER AND PARTS THEREFORE was obtained by a founding stockholder on March 11, 1997. During 1998, the patent and patent holder rights thereunder were sold to the Company for $1. Subsequent costs in June 1999 to file foreign patent applications have been similarly capitalized.


Note 6.    Stock Option Plan:

           The Company adopted a Stock Option Plan on June 21, 2000 which authorizes an initial 3,600,000 shares for issuance of incentive and non-qualified stock options to non-employees. The maximum aggregate number of shares that may be optioned and sold under the Plan will increase each quarter upon conditions outlined in the Plan. Options expire ten years after the date the options are granted. No compensation expense was recorded as a result of the issuance of options.

           Information relating to stock options is as follows:

                                                                  Weighted
                                                 Number           Average
                                               of Shares       Exercise Price
                                              -----------      --------------
             Under option, July 1, 1999                --       $        --
                Granted to non-employees        3,600,000              1.50
                                              -----------       -----------
             Under option, June 30, 2000        3,600,000       $      1.50
                                              ===========       ===========

             Exercisable at June 30, 2000       3,600,000       $      1.50
                                              ===========       ===========


Note 7.    Commitments:

           The Company has contracted for research and development services to be provided through completion of project. At June 30, 2000, costs due over the life of the contract are $39,600.

Note 8.    Company's Continued Existence:

           The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has continued sustained substantial losses and is still in the development stage. Additional funding will be necessary to continue development and marketing of the product. The Company intends to arrange for the sale of additional shares of stock to obtain additional operating capital for at least the next twelve months.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated October 16, 2000



                                       COOL CAN TECHNOLOGIES, INC.




                                       by /s/ Bruce Leitch
                                          -----------------------------
                                             Bruce Leitch, President