Form 10-Q
period 2000-09-30
COOL CAN TECHNOLOGIES INC/CA
filed 2000-11-13
CIK 1067286

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 2000
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________


Commission File Number      0-27147
                       ---------------------------------------------------------


                           COOL CAN TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

               MINNESOTA                                95-4705831
-------------------------------------    ---------------------------------------
   (State or other jurisdiction of          (IRS Employer Identification No.)
   incorporation or organization)

                  450 North Brand Boulevard Glendale, CA 91203
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (604) 688-8619
            --------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__        No _____


   18,127,966   Common Shares were outstanding as of November 15, 2000
----------------

                           COOL CAN TECHNOLOGIES, INC.
                          (A Development Stage Company)

                                    I N D E X


                                                                       Page
                                                                       ----

PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements (Unaudited)

                Condensed Balance Sheets
                   September 30, 2000 (Unaudited) and
                      June 30, 2000                                       1

                Statements of Income
                   Three months ended September 30,
                      2000 and 1999 (Unaudited)                           2

                Condensed Statements of Cash Flows
                   Three months ended September 30,
                      2000 and 1999                                       3

                Selected Notes to Condensed Financial
                   Statements (Unaudited)                                 4


   Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        5


PART II. OTHER INFORMATION                                              6-7

                          Part I. FINANCIAL INFORMATION
                          Item I. FINANCIAL STATEMENTS

                           COOL CAN TECHNOLOGIES, INC.
                          (A Development Stage Company)

                            CONDENSED BALANCE SHEETS

                                                       September 30,       June 30,
             ASSETS                                        2000              2000
                                                       ------------      ------------
                                                        (Unaudited)       (Audited)
Cash                                                   $     20,861      $        579

Intangibles                                                  21,000            21,600
                                                       ------------      ------------
                                                       $     41,861      $     22,179
                                                       ============      ============

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable                                       $     20,315      $     25,375
Accounts payable, stockholders                              198,621           126,121
                                                       ------------      ------------

             Total current liabilities                      218,936           151,496

STOCKHOLDERS' EQUITY (DEFICIT):
    Common stock                                            279,769           279,769
    Accumulated deficit                                    (456,844)         (409,086)
                                                       ------------      ------------
                                                           (177,075)         (129,317)
                                                       ------------      ------------

                                                       $     41,861      $     22,179
                                                       ============      ============


Note: The balance sheet at June 30, 2000 has been taken from the audited financial statements at that date, and condensed.



See Notes to Condensed Financial Statements.

                           COOL CAN TECHNOLOGIES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Three Months Ended
                                                                September 30
                                                        -----------------------------
                                                            2000             1999
                                                        ------------     ------------
Revenues                                                $         --     $         --
Administrative pre-opening and development expenses           47,758           28,218
                                                        ------------     ------------

             Net loss                                   $    (47,758)    $    (28,218)
                                                        ============     ============


Loss per common share                                   $       (.01)    $       (.01)
                                                        ============     ============

Loss per common share assuming dilution                 $       (.01)    $       (.01)
                                                        ============     ============

Weighted average outstanding shares                       18,127,966       18,127,966
                                                        ============     ============



See Notes to Condensed Financial Statements.

                           COOL CAN TECHNOLOGIES, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Three Months Ended
                                                               September 30
                                                       --------------------------
                                                          2000            1999
                                                       ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                           $  (47,758)     $  (28,218)
    Amortization                                              600             400
    Decrease in prepaid expenses                               --           1,040
    Decrease in accounts payable                           (5,060)        (43,941)
                                                       ----------      ----------
             Net cash used in operating activities        (52,218)        (70,719)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Accounts payable, stockholders                         72,500              --
                                                       ----------      ----------

             Net increase (decrease) in cash               20,282         (70,719)

Cash and savings:
    Beginning of period                                       579          94,756
                                                       ----------      ----------

    End of period                                      $   20,861      $   24,037
                                                       ==========      ==========



See Notes to Condensed Financial Statements.

                           COOL CAN TECHNOLOGIES, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.     Condensed Financial Statements:

            The condensed balance sheet as of September 30, 2000, the statement of operations for the three-month periods ended September 30, 2000 and 1999, and the condensed statement of cash flows for the three-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at September 30, 2000 and for all periods presented have been made.

            Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2000 audited financial statements. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the operating results for the full year.


Note 2.     Stockholders' Equity:

            During the three months ended September 30, 2000, stockholders' equity changed for net loss of $47,758.

                           COOL CAN TECHNOLOGIES, INC.
                          (A Development Stage Company)

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

      The Company has devoted all of its efforts in the past three months to the completion of its self cooling beverage container. There has been no income in the quarter ended September 30, 2000. There were expenses of $47,758 for a net loss in the quarter ended September 30, 2000 of $47,758 or $.01 per share.

      As a result of the loss for the three months ended September 30, 2000 there are more current liabilities than assets, and there is a deficit stockholder's equity of $177,075.

                           PART II. OTHER INFORMATION



Item 1.     Legal Proceedings

            The Company is aware of no legal proceeding which is pending or threatened to which the Company is a party or of which its property is subject.



Item 6.     Exhibits and Reports on Form 8-K

            (b) No reports on Form 8-K were filed during the three months ended
                September 30, 2000.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       COOL CAN TECHNOLOGIES, INC.



Date: November 10, 2000                By: /s/ Bruce T. Leitch
                                           -------------------------------------
                                           Bruce T. Leitch
                                           Chairman of the Board and Director
                                           President