Form 10-Q
period 2000-12-31
COOL CAN TECHNOLOGIES INC/CA
filed 2001-02-13
CIK 1067286

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      December 31, 2000
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________


Commission File Number 0-27147
                       ---------------------------------------------------------


                           COOL CAN TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                MINNESOTA                                95-4705831
------------------------------------------   -----------------------------------
     (State or other jurisdiction of          (IRS Employer Identification No.)
     incorporation or organization)

                      450 N. Brand Blvd. Glendale, CA 91203
           ----------------------------------------------------------
                    (Address of principal executive offices)

                                  (818)593-2282
           ----------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_       No


    18,127,966    Common Shares were outstanding as of February 15, 2001
-----------------

                           COOL CAN TECHNOLOGIES, INC.
                          (A Development Stage Company)

                                    I N D E X


                                                                            Page
                                                                            ----

PART I.    FINANCIAL INFORMATION

   Item 1.  Financial Statements (Unaudited)

                 Condensed Balance Sheets
                    December 31, 2000 (Unaudited) and
                       June 30, 2000                                          1

                 Statements of Operations
                    Three months ended December 31, 2000
                       and Six months ended December 31, 2000                 2

                 Condensed Statements of Cash Flows
                    Six months ended December 31, 2000 and 1999               3

                 Selected Notes to Condensed Financial
                    Statements (Unaudited)                                    4


   Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            5


PART II.    OTHER INFORMATION                                               6-7

                          Part I. FINANCIAL INFORMATION

                          Item 1. FINANCIAL STATEMENTS

                           COOL CAN TECHNOLOGIES, INC.
                          (A Development Stage Company)

                            CONDENSED BALANCE SHEETS

                                                      December 31,       June 30,
             ASSETS                                       2000             2000
                                                      ------------     ------------
                                                      (Unaudited)       (Audited)
Cash                                                  $         --     $        579
Prepaid expenses                                               535               --
                                                      ------------     ------------
             Total current assets                              535              579

Intangibles                                                 20,400           21,600
                                                      ------------     ------------
                                                      $     20,935     $     22,179
                                                      ============     ============

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable                                      $     56,717     $     25,375
Accounts payable, stockholders                             227,121          126,121
                                                      ------------     ------------

             Total current liabilities                     283,838          151,496

STOCKHOLDERS' EQUITY:
    Common stock                                           279,769          279,769
    Accumulated deficit                                   (542,672)        (409,086)
                                                      ------------     ------------
                                                          (262,903)        (129,317)
                                                      ------------     ------------

                                                      $     20,935     $     22,179
                                                      ============     ============


Note: The balance sheet at June 30, 2000 has been taken from the audited financial statements at that date, and has been condensed.


See Notes to Condensed Financial Statements.

                          COOL CAN TECHNOLOGIES, INC.
                         (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Three Months Ended              Six Months Ended
                                                    December 31                    December 31
                                           ----------------------------    ----------------------------
                                               2000            1999            2000            1999
                                           ------------    ------------    ------------    ------------
Revenues                                   $         --    $         --    $         --    $         --
Administrative pre-opening and
    development expenses                         85,828          56,634         133,586          84,852
                                           ------------    ------------    ------------    ------------

             Net loss                      $    (85,828)   $    (56,634)   $   (133,586)   $    (84,852)
                                           ============    ============    ============    ============


Loss per common share                      $       (.01)   $       (.01)   $       (.01)   $       (.01)
                                           ============    ============    ============    ============

Loss per common share assuming dilution    $       (.01)   $       (.01)   $       (.01)   $       (.01)
                                           ============    ============    ============    ============

Weighted average outstanding shares          18,127,966      18,127,966      18,127,966      18,127,966
                                           ============    ============    ============    ============


See Notes to Condensed Financial Statements.

                           COOL CAN TECHNOLOGIES, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Six Months Ended
                                                                    December 31
                                                           -----------------------------
                                                               2000             1999
                                                           ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                               $   (133,586)    $    (84,852)
    Amortization                                                  1,200              800
    Decrease in prepaid expenses                                   (535)           1,040
    Increase (decrease) in accounts payable                      31,342           (8,591)
                                                           ------------     ------------
             Net cash used in operating activities             (101,579)         (91,603)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Accounts payable, stockholder                               101,000               --
                                                           ------------     ------------

             Net decrease in cash                                  (579)         (91,603)

Cash and savings:
    Beginning of period                                             579           94,756
                                                           ------------     ------------

    End of period                                          $         --     $      3,153
                                                           ============     ============


See Notes to Condensed Financial Statements.

                           COOL CAN TECHNOLOGIES, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.  Condensed Financial Statements:

         The condensed balance sheet as of December 31, 2000, the statement of operations for the six-month periods ended December 31, 2000 and 1999, and the condensed statement of cash flows for the six-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at December 31, 2000 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2000 audited financial statements. The results of operations for the period ended December 31, 2000 are not necessarily indicative of the operating results for the full year.


Note 2.  Stockholders' Equity:

         During the six months ended December 31, 2000, stockholders' equity changed for net loss of $133,586.

                           COOL CAN TECHNOLOGIES, INC.
                          (A Development Stage Company)

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


         The Company has devoted all of its efforts in the past three months to the completion of its self cooling beverage container. There has been no income in the quarter ended December 31, 2000. There were expenses of $85,828, for a net loss in the quarter ended December 31, 2000 of $85,828, or, $.01 per share.

         There was no income for the six months ended December 31, 2000. There were expenses of $133,586, for a net loss in the six months ended December 31, 2000 of $133,586

         As a result of the loss for the three and six months ended December 31, 2000 there are more current liabilities than assets, and there is a deficit stockholder's equity of $262,903.

                           PART II. OTHER INFORMATION



Item 1.  Legal Proceedings

         The Company is aware of no legal proceeding which is pending or threatened to which the Company is a party or of which its property is subject.




Item 6.  Exhibits and Reports on Form 8-K

         (b) No reports on Form 8-K were filed during the six months ended December 31, 2000.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       COOL CAN TECHNOLOGIES, INC.



Date: February 13, 2001                By: /s/ Bruce T. Leitch
                                           -------------------------------------
                                           Bruce T. Leitch
                                           Chairman of the Board and Director
                                           President