Form 10-Q
period 2001-03-31
COOL CAN TECHNOLOGIES INC/CA
filed 2001-05-10
CIK 1067286

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       March 31, 2001
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    --------------------


Commission File Number     0-27147
                       ---------------------------------------------------------


                           COOL CAN TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

         MINNESOTA                                        95-4705831
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                  450 North Brand Boulevard, Glendale, CA 91203
          -------------------------------------------------------------
                    (Address of principal executive offices)

                                 (604) 688-8619
          -------------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_     No ___


   18,127,966   Common Shares were outstanding as of May 15, 2001
---------------

                           COOL CAN TECHNOLOGIES, INC.
                          (A Development Stage Company)

                                    I N D E X


                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements (Unaudited)

            Condensed Balance Sheets
              March 31, 2001 (Unaudited) and June 30, 2000                    1

            Statements of Operations
              Three months ended March 31, 2001 and 2000
                and Nine months ended March 31, 2001 and 2000                 2

            Condensed Statements of Cash Flows
              Nine months ended March 31, 2001 and 2000                       3

            Selected Notes to Condensed Financial Statements (Unaudited)      4


  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               5


PART II. OTHER INFORMATION                                                   6-7

                          Part I. FINANCIAL INFORMATION
                          Item I. FINANCIAL STATEMENTS

                           COOL CAN TECHNOLOGIES, INC.
                          (A Development Stage Company)

                            CONDENSED BALANCE SHEETS


                                                      March 31,     June 30,
             ASSETS                                     2001          2000
                                                      ---------     ---------
                                                     (Unaudited)    (Audited)

Cash                                                  $  35,013     $     579
Intangibles                                              19,800        21,600
                                                      ---------     ---------
                                                      $  54,813     $  22,179
                                                      =========     =========

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable                                      $  29,947     $  25,375
Accounts payable, stockholders                          386,621       126,121
                                                      ---------     ---------
             Total current liabilities                  416,568       151,496

STOCKHOLDERS' EQUITY:
    Common stock                                        279,769       279,769
    Accumulated deficit                                (641,524)     (409,086)
                                                      ---------     ---------
                                                       (361,755)     (129,317)
                                                      ---------     ---------

                                                      $  54,813     $  22,179
                                                      =========     =========


Note: The balance sheet at June 30, 2000 has been taken from the audited financial statements at that date, and has been condensed.

See Notes to Condensed Financial Statements.

                           COOL CAN TECHNOLOGIES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three Months Ended                  Nine Months Ended
                                                        March 31                           March 31
                                           --------------------------------    --------------------------------
                                                2001              2000              2001              2000
                                           --------------    --------------    --------------    --------------
Revenues                                   $           --    $           --    $           --    $         --
Administrative pre-opening and
    development expenses                           98,852            24,649           232,438         109,501
                                           --------------    --------------    --------------    ------------

             Net loss                      $      (98,852)   $      (24,649)   $     (232,438)   $   (109,501)
                                           ==============    ==============    ==============    ============

Loss per common share                      $         (.01)   $         (.01)   $         (.01)   $       (.01)
                                           ==============    ==============    ==============    ============

Loss per common share assuming dilution    $         (.01)   $         (.01)   $         (.01)   $       (.01)
                                           ==============    ==============    ==============    ============

Weighted average outstanding shares            18,127,966        18,127,966        18,127,966      18,127,966
                                           ==============    ==============    ==============    ============

See Notes to Condensed Financial Statements.

                           COOL CAN TECHNOLOGIES, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         Nine Months Ended
                                                              March 31
                                                      -----------------------
                                                        2001          2000
                                                      ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                          $(232,438)    $(109,501)
    Amortization                                          1,800         1,200
    Decrease in prepaid expenses                             --         1,040
    Decrease in accounts payable                          4,572        18,650
                                                      ---------     ---------
             Net cash used in operating activities     (226,066)      (88,611)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Accounts payable, stockholders                      260,500            --
                                                      ---------     ---------

             Net increase (decrease) in cash             34,434       (88,611)

Cash and savings:
    Beginning of period                                     579        94,756
                                                      ---------     ---------

    End of period                                     $  35,013     $   6,145
                                                      =========     =========


See Notes to Condensed Financial Statements.

                           COOL CAN TECHNOLOGIES, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.       Condensed Financial Statements:

              The condensed balance sheet as of March 31, 2001, the statement of operations for the periods ended March 31, 2001 and 2000, and the condensed statement of cash flows for the periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 2001 and for all periods presented have been made.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2000 audited financial statements. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the operating results for the full year.


Note 2.       Stockholders' Equity:

              During the nine months March 31, 2001, stockholders' equity changed for a net loss of $232,438.

                           COOL CAN TECHNOLOGIES, INC.
                          (A Development Stage Company)

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


         The Company has devoted all of its efforts in the past three months to the completion of its self cooling beverage container. There has been no income in the quarter ended March 31, 2001. There were expenses of $98,852, for a net loss in the quarter ended March 31, 2001 of $98,852, or, $.01 per share, compared to expenses of $24,649 for the same period in 2000, and a loss of $24,649 in 2000, also of $.01 per share. The reason for the increased expense in 2001 was greater engineering expenses.

         There was no income for the nine months ended March 31, 2001. There were expenses of $232,438, for a net loss in the nine months ended March 31, 2001 of $232,438, or $.01 per share, compared to expenses of $109,501 for the same period in 2000, and a loss of $109,501 in 2000, also of $.01 per share. The reason for the increased expense in 2001 was greater engineering expenses.

         As a result of the loss for the three and nine months ended March 31, 2001 there are more current liabilities than assets, and there is a deficit stockholder's equity of $361,755.

                           PART II. OTHER INFORMATION



Item 1.  Legal Proceedings

         The Company is aware of no legal proceeding which is pending or threatened to which the Company is a party or of which its property is subject.



Item 6.  Exhibits and Reports on Form 8-K

         (b) No reports on Form 8-K were filed during the nine months ended March 31, 2001.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          COOL CAN TECHNOLOGIES, INC.



Date: May 11, 2001                        By: /s/ Bruce T. Leitch
                                              ----------------------------------
                                              Bruce T. Leitch
                                              Chairman of the Board and Director
                                              President