Form 10KSB
period 2001-06-30
COOL CAN TECHNOLOGIES INC/CA
filed 2001-10-02
CIK 1067286

           SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C.  20549

                       FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended June 30, 2001

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from            to
                                   ------------  ---------------

     Commission File No.  0-27147

                 COOL CAN TECHNOLOGIES, INC.
                 ---------------------------
 (Exact name of Registrant as specified in its charter)

         MINNESOTA                          95-4705831
--------------------------------            ----------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)               Identification Number)

Suite 206, 4505 Las Virgenes Road
Calabasas, CA                               91302
---------------------------------------     -----
(Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including
 area code:                                 (818) 871-9999
                                            --------------

Securities registered pursuant to Section
 12(b) of the Act:                          NONE

Securities registered pursuant to Section
 12 (g) of the Act:                         Shares of Common Stock

Check whether the issuer (l) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. [X] Yes [   ] No

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for 2001 were $NIL.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of September 26, 2001 is $4,234,466.

The number of shares of the issuer's Common Stock outstanding as of September 26, 2001 is 18,127,966 shares.

Transitional Small Business Disclosure Format (check one):
Yes [   ]  No [ X ]

                     TABLE OF CONTENTS

                                                  PAGE
                                                  ----
PART I

Item 1.   Description of Business                    3
Item 2.   Description of Property                   12
Item 3.   Legal Proceedings                         12
Item 4.   Submission of Matters to a Vote of
          Security Holders                          12

PART II

Item 5.   Market for Common Equity and
          Related Stockholder Matters               13
Item 6.   Management's Discussion and Analysis
          Or Plan of Operation                      14
Item 7.   Financial Statements                      18
Item 8.   Changes in and Disagreements with
          Accountants on Accounting and Financial
          Disclosure                                30

PART  III

Item 9.   Directors and Executive Officers,
          Promoters and Control Persons;
          Compliance with Section 16(a) of the
          Exchange Act                              30
Item 10.  Executive Compensation                    32
Item 11.  Security Ownership of Certain
          Beneficial Owners And Management          35
Item 12.  Certain Relationships and Related
          Transactions                              37
Item 13.  Exhibits and Reports on Form 8-K          38

SIGNATURES                                          39

                              PART I

Certain statements contained in this Form 10-KSB constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and
Section 21E of the Exchange Act. These statements, identified by words such as "plan", "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-KSB. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.


ITEM 1.  Description of Business

We are in the business of developing and marketing a patented unique proprietary technology which will allow for the licensing and manufacture of a commercially viable self-chilling beverage container.

CORPORATE BACKGROUND

Cool Can Technologies, Inc. is a Minnesota corporation incorporated on April 1, 1998.

OUR BUSINESS PLAN

Our business plan is to develop, introduce, market and sell our patented unique proprietary technology which will allow for the licensing and manufacture of a commercially viable self-chilling beverage container.

The ability to chill a beverage is based on the theory of the latent heat of evaporation of liquefied gasses and the cooling of those gasses due to rapid expansion. The basic principles of evaporation and heat transfer dictate that as liquid coolant is vaporized it draws heat from the surrounding area, lowering the temperature of nearby materials.

The proposed product consists of a cartridge of liquid carbon dioxide ("CO2") that is held in place by a cartridge holder. The unit is then placed in a can, the can subsequently is filled and sealed. The cooling device will displace approximately 3.0 ounces of the fluid, so a 12 ounce can will contain 9.0 ounces of beverage with the cooling device installed.

When the tab on the lid of the can is pulled a valve mechanism within the can triggers the CO2 capsule causing the gas to be discharged through diffusers of porous plastic into the beverage.
The escaping CO2 forms into small particles of frozen snow at extremely cold temperatures and rapidly imparts a chilling action to the beverage, while simultaneously carbonating the beverage. The amount of chilling and carbonation are adjustable depending on the requirements of the manufacturer. Greater chilling may be obtained by increasing the amount of liquid CO2. The amount of carbonation may be adjusted from no carbonation to several levels greater than now used in manufactured soft drinks.

The anticipated additional retail cost for the device is estimated to be $.25 - $.30 per can, and is proposed to be used on a 12 ounce can or a 16 ounce can. The estimate is based on preliminary quotes from manufacturers of the component parts. The targeted result is that the consumer may purchase a beverage and enjoy it cold without having to purchase it from a cooler or purchase ice to cool the beverage. The consumer will not have the option to deactivate the device on the can.

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

PATENTS AND TRADEMARKS

We have obtained patent protection for our concept of a self-chilling beverage container. The patent application filed in 1995 was subsequently approved and Patent No. 5,609,038 was issued to us on March 11, 1997. The issued patent includes 24 claims regarding a self-chilling beverage container and parts therefor. The patent expires 20 years from the filing date of August 22, 1995, on August 21, 2015.

Internationally, we have been granted coverage in some foreign countries and others are pending. National phase patent applications were filed on June 20, 1999 so that patent protection may be granted in 87 countries. These applications are pending. National phase patent protection is patent treaty language that indicates that we are beginning the process of filing for patent protection in foreign countries. Depending on the country, the grant of patent protection may take from 1 to 8 years. In the interim, preliminary protection by priority is established as of the filing date.

We filed 14 trademark applications with the United States Patent and Trademark Office in June, 1998. We received a response from the Patent Office with a request to more narrowly define the scope of the product. We have received a notice of allowance to utilize 11 of the 14 trademarks that were applied for, which means that the examining attorney did not find any registered or pending marks which would prevent registration. These trademark names describe both the product and the process involved in the manufacture of a self chilling beverage container. We have applied for and been granted several extensions.

On April 14, 2001, we acquired a patent pending for the application of self-chilling beverage container technology to plastic ("PET") and glass beverage containers. The acquisition includes all inventions, apparatus, know-how and intellectual property associated with the patent pending. The vendors of the technology included one of our affiliates. See Certain Relationships and Related Transactions. This technology expands on the self-chilling beverage container technology previously acquired by us in 1998 for aluminum containers. The acquisition agreement requires the payment by us to the vendors of $20,000. In addition, we have agreed to issue to the vendors: (i) 150,000 shares of our common stock upon the grant of a patent in connection with the acquired patent pending; and (ii) an additional 90,000 shares for each country in respect of which we grant a license of the acquired technology, for the first ten countries, and 60,000 shares for each additional country, to a maximum of 1,500,000 shares under the acquisition agreement. We have also agreed to pay an ongoing royalty to the vendors based on sales of products incorporating the technology as follows: (i) 4.5% of gross profits achieved by us on products incorporating the technology; and (ii) 15% of any licensing revenues or royalty payments earned by us on licenses of the acquired technology. We have agreed to use our best efforts to commercialize the acquired technology and to apply to the United States Patent Office for a grant of a patent relating to the patent pending. We will be the registered owner of the patent upon granting.

PRODUCT DEVELOPMENT

We intend to implement the following procedural plan in order to complete final design specifications for the Cool Can product and then build and test the product. This process will be accomplished in the following manner:

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

We entered into an agreement with California Manufacturing
Technology Center ("CMTC") in order to assist in the execution of its product development and manufacturing processes plan. CMTC provided prototype drawings on AutoCad. We paid $30,000 to complete this phase of the engineering program.

We have signed an agreement with LNE Engineering to continue the engineering program through to prototype fabrication and testing.

MARKETING PLANS

Our principal marketing strategy is comprised of two major components that we plan to undertake once development of our technology is complete. The first objective is the licensing of beverage companies worldwide for the use of self-chilling beverage can technology and associated trademarks. The second objective is the licensing of major aluminum can manufacturers for actual manufacturing of the chilling module insert so that it can be subsequently sold to beverage companies as a special insert or included with the can as one unit.

In the interim, while we plan to implement the process of licensing beverage companies and can manufacturers, we plan to rent time and 'co-pack' product samples at an existing beverage canning facility that will be used for research and development. The intent is to demonstrate an actual canning process placing chilling module inserts in both 12 and 16 ounce cans. The facility will serve to demonstrate to beverage executives the viability of high speed canning using the insert. The secondary purpose is to develop a facility with the capacity to package small runs of various beverage products. This will allow beverage companies to 'test market' the concept without actually having to make any capital investment in new equipment or altering their own production facility.

Our primary task is licensing of the Cool Can technology and fully developed designs of the chilling module inserts, as well as the automatic insert feeding machines which will be incorporated into present beverage canning lines. We also intend to manufacture in our own plant certain key components of the triggering mechanism. We feel that by actually supplying a key component to licensees we can more accurately track the number of units sold by licensees, particularly those in foreign countries. The sale of these units also has the potential to be a significant profit center.

SALES AND LICENSING STRATEGY

Our strategy is to appoint a master licensee in each country or designated region once development of our Cool Can product is complete. The master licensee is planned to have the right to appoint sub-distributors, subject to our approval.

The typical licensing agreement is planned to have several components. We will issue a master license on an exclusive territorial basis to Company "X". Company "X" will be required to pay an up-front fee to acquire the master license. This initial fee will be based primarily on two factors, total population and per capita beverage consumption within the designated territory. During the term of the contract, Company "X" will also be required to forward a percentage of the initial fees paid by sub-licensees to us once they have recovered their initial investment. Additionally there is planned to be a commitment to pay $0.005 per unit ($0.12 per case of 24) in royalties for each unit sold in the territory. Company "X" will be required to purchase a minimum number of units per year in order to maintain their exclusive contractual agreement. We plan to directly manufacturing certain key components of the insert in order to effectively track international sales and of course provide an additional revenue stream.

Concurrently, we will license packaging equipment manufacturers to develop, build and produce the automatic insert feeding machine and any other required equipment for integration into beverage canning lines.

ADVERTISING AND PROMOTION

Phase one of our advertising campaign will be in support of the initial licensing effort and is planned to consist of advertising in beverage industry publications and international business journals seeking qualified prospective master licensees in each country, and market sector. We also plan to have a significant presence at major beverage trade shows through distribution of promotional materials and demonstrating the cold can technology to prospective licensees.

The second phase of advertising is planned to be more consumer oriented and similar to the advertising campaign of sugar substitute "NutraSweet". There will be no specific product or brand advertised, only the technology to make consumers aware that they may purchase beverages in a self chilling container. Our intention is to drive consumer awareness of both the term "InstaCool" as well as the visual identification on the can which indicates the inclusion of the chilling module. We do not mean to imply that it will have the success of NutraSweet, and there is no assurance that the advertising will be successful.

The estimated cost of phase two is unknown at this time.

A percentage of the licensing revenues from the per-can income is planned to be allocated for consumer advertising by Cool Can Technologies, Inc. and also by master licensees who will be obligated under the terms of their master license agreement to allocate a pre-determined percentage of revenues to consumer advertising in respective countries, and market areas.

MANUFACTURING AND PRODUCTION

We intend to license the self-chilling beverage container technology we develop to large beverage producers and aluminum can manufacturers. We believe this strategy will provide material benefits, including use of the greater manufacturing, marketing, and distribution expertise of such companies, and potential reduction of substantial manufacturing costs. We anticipate entering into agreements whereby the licensees are responsible for purchasing the raw materials, manufacturing or contracting for the manufacture of the container, as well as the labeling, filling, marketing, selling, and distribution of the self-chilling beverage container technology and other related technologies licensed by us.

During the initial research and development period we intend to rent out production line time from a local soft drink manufacturer. Many soft drink manufacturers have excess capacity and are willing to rent line time on an hourly basis. Included in the hourly fee will be the ability to utilize the collective input of the facilities production personnel, most of whom have years of experience in the beverage bottling and canning field. It would be virtually impossible for us to acquire this caliber of expertise individually due to factors of both availability and cost.

This arrangement will allow us to continue to fine tune and develop both the chilling module insert and more importantly to "trouble-shoot" and identify any obstacles or situations which may impede the successful integration of the Cool Can technology into a high-speed beverage canning operation. Also, it will alleviate the requirement to make significant capital expenditures on canning equipment of our own until there is some certainty as to both future production requirements and the degree of specialized or custom equipment which may need to be developed.

During the second phase of the pre-production period we intend to establish administration offices and a research and development facility. The purpose of the facility will be to demonstrate the commercial viability of our manufacturing processes, to supply self-chilling beverage containers for additional testing and market studies, and to produce self-chilling beverage containers, which can be sold directly to beverage companies. It is anticipated that containers sold directly to these companies will be filled, packaged and distributed by the customer. Should the due diligence period dictate the need for production of highly specialized equipment in order to produce finished goods, we will undertake to purchase our own canning line. The acquisition of a canning line to co-pack would be conditional upon significant interest from smaller beverage companies without the financial capability to purchase the packaging equipment required to produce the product. A canning line used for research and development purposes would not have the volume capability to be used in a commercial arrangement.

Once the beverage canning line is operational in the new facility, we will have the capability to co-pack product for customers whose limited volumes would preclude purchase of the required custom equipment themselves. Co-pack means that the production facility assumes the responsibility for packaging another company's brand. The costs of such a facility will not be determined until potential customers and the projected volume have been identified. Our production facility will be designed to allow for assembly of the component parts for the chilling module insert so that they may be distributed from our facility. All of the components will be manufactured off site. We believe our production facility will assist in commercialization efforts as it is anticipated that the ability to produce the insert, place it in the can, then have the container filled and seamed will assist in further refinement of the finished product.

We will complete final design and development tasks for the molds, dies and tooling required for volume manufacturing of the trigger mechanism and hardware for support of the C02 capsules. There will also be intensive consultation with companies who make both fillers and filler heads in order to make certain there is no potential conflict with the insert during this critical aspect of the production process. Extensive testing will be carried out during the initial research and development stage in order to produce a zero-defects product which can be manufactured daily on a world wide basis at high production volumes.

Additionally, final design and development of several types of automatic insert feed mechanisms, which can be integrated into high-speed beverage canning lines will be completed. We plan to accomplish this in consultation with several major beverage concerns, but will retain ownership of the technology and manufacturing rights.

RAW MATERIALS AND SUPPLIERS

The primary raw materials we anticipate using in the manufacture of our chilling module inserts are a steel or aluminum C02 cartridge, plastic cartridge holder, polymer cartridge piercer, polymer piercer body and a resilient polymer foam pad.

We anticipate we will enter into agreements with certain raw material suppliers and that the projected unit volumes required will cause the price of the insert to continue to decrease in price as licensing efforts expand. Once certain economies of scale are achieved and long term supplier agreements are solidified, we believe that the cost of the chilling inserts will be reduced.


EMPLOYEES

We currently do not have any employees, other than our President, Mr. Bruce Leitch. Mr. Leitch is paid as a consultant.

COMPETITION

We believe the market for a self-chilling beverage container is an emerging market. The opportunity for a beverage company to incorporate a technology, which allows a consumer to have a cold drink at any place, and at any time is significant and compelling.

We are aware of three other firms that are currently attempting to manufacture and market a similar technology. We believe the competitors use either a combination of gases to create a chilling effect or a C02 based reactant system, and hold one or more U.S. patents on their designs. As of yet, none of these companies appear to be close to having a commercially viable product available for purchase. All three of the competitors are private companies and little is known about their size or financial capabilities.

We believe that success in marketing a self-chilling beverage container will be based primarily on price, ease of use, quality, product awareness, product safety, and ultimately an endorsement by one or more major beverage companies. There can be no assurance that we will be able to successfully compete against its competitors.

The competitor's designs are somewhat more complex applications in that their chilling unit must be attached to the bottom of the can and activated by turning the can upside down and then pushing a button or pulling a tab. This application mandates that their version of a self-chilling can must be produced specifically for beverage companies through one of the major can manufacturers because the external device must be added in some manner, which would require another step in the manufacturing process. Our Cool Can, on the other hand, is considerably more versatile in that the chilling module is an insert which can be delivered to either the can manufacturer or the beverage canning facility for use with any standardized can out of general inventory as long as it is identified with the "InstaCool" label. What differentiates the Cool Can from its competition is the unique valving and activation system by which the reactant gas is released. The consumer is not required to push any buttons or do anything specific to activate the Cool Can other than the normal process of opening the can, thus making the Cool Can much more user friendly.

GOVERNMENT REGULATIONS AND ENVIRONMENT

All of the currently projected uses for our self-chilling beverage container fall under the authority of the United States Food and Drug Administration ("FDA"). The key element and the only substance which mixes with the beverage is the C02 which has always been present in beverages and is an accepted substance by the FDA for the beverage industry. The FDA regulates the material content of all beverage containers and packages.

The materials used in manufacturing the Cool Can are similar to present canning materials and are fully compatible with FDA requirements. FDA approval is not required as long as there is compliance with all currently published guidelines. We also expect that licensees who will be filling the Cool Can with beverages will comply with the appropriate FDA regulations. All licensees will have a contractual obligation to produce products consistent with the laws of their country, as well as additional quality control measures requested by us, though specific usage is unknown at this time.

The Environmental Protection Agency ("EPA"), in their efforts to protect the stratospheric ozone, have determined that a self-chilling beverage can utilizing C02 as the refrigerant has a minimal impact on the ozone layer. In the Notice of Acceptability published in the Federal Register effective February 24, 1998, it was also determined that self-chilling cans utilizing C02 either recovered as a by-product from other industrial activities or taken from the atmosphere will further reduce the net impact. The EPA has not specifically approved our product design, but it does meet the standards of the EPA. There have been no costs to date associated with compliance, nor are any anticipated.

Various safety features are incorporated into the design and manufacture of the Cool Can. The primary safety feature becomes important in a situation such as throwing the can in a fire. The gasses in the cylinder will harmlessly escape at a certain temperature through a safety valve. The uses of C02 capsules in things like seltzer bottles and whipping cream dispensers is not a new concept and have been used by consumers without incident for some time.

Additionally, the Cool Can is designed to be in full compliance with all recycling requirements since the component parts will be manufactured utilizing only recyclable materials.

RESEARCH AND DEVELOPMENT

We estimate that we incurred expenses on research and development activities in the amount of approximately $85,000 during the fiscal years ended June 30, 2001 and 2000.

ITEM 2.  Description of Property

Our corporate headquarters are located at Suite 206, 4505 Las Virgenes Road, Calabasas, California, where our principal executive functions are carried out. We lease approximately 2875 square feet in Calabasas, California for a term expiring October 2005. We sublease a portion of these premises to other entities. We do not own any real estate. We believe that all of our facilities are adequately maintained and suitable for their present use.


ITEM 3.  Legal Proceedings

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.


ITEM 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to our security holders for a vote during the fiscal year ending June 30, 2001.

                             PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholders
         Matters

Market Information

Our shares are currently trading on the OTC Bulletin Board under the stock symbol CCTI. The first day on which the Company's shares were traded under the stock symbol CCTI was June 28, 2000. The high and the low trades for our shares for each quarter of actual trading were:

Quarter                    High             Low
-------                    -----            ---
3rd Quarter 2000           $5.00            $2.88
4th Quarter 2000           $3.66            $1.00
1st Quarter 2001           $1.48            $0.41
2nd Quarter 2001           $1.03            $0.48
3rd Quarter 2001           $0.75            $0.36
4th Quarter 2001 (to date) $0.62            $0.37

The trades reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders of Common Stock

As of September 26, 2001, there were forty-one (41) registered shareholders of our common stock.

Dividends

We have neither declared nor paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance the expansion of our operations. Our board of directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with applicable corporate law.

Recent Sales of Unregistered Securities

We approved our 2000 incentive stock option plan on June 21, 2000. Our 2000 stock option plan provides for the grant of incentive stock options to purchase our common stock to our directors, officers, employees and eligible consultants. Options to purchase a total of up to 3,600,000 shares of our common stock may presently be granted under the stock option plan.

We granted options to purchase a total of 450,000 shares of our common stock under the stock option plan during the fiscal year ended June 30, 2001. Each option granted is for a term of three years from the date of grant and is exercisable at price of $0.60 per share. The options were granted to two of our consultants.

We granted options to purchase a total of 50,000 shares of our common stock to a consultant under the stock option plan subsequent to June 30, 2001. Each option granted is for a term of three years from the date of grant and is exercisable at price of $0.60 per share.

There are outstanding options to purchase 3,550,000 shares of our common stock under our 2000 stock option plan. All outstanding options are exercisable at an exercise price of $0.60 per share.


ITEM 6.  Management's Discussion and Analysis or Plan of Operation

PLAN OF OPERATION

Our plan of operations for the next twelve months includes the following components:

1. The first phase will be to proceed with product development and production of samples of our self-chilling beverage container modules. This phase will include the following elements:


    (a) Product fabrication, including testing and studying design concepts, making required design modifications, developing and building a fully functioning prototype self-chilling beverage container.

    (b) Follow on prototype development including, analysis, testing and fine tooling required for production and finalizing all production drawings and specifications.

    (c) Producing high-volume production cost estimates and methods, including estimation of tooling costs, sourcing production facilities and requesting bids for tender from potential manufacturers of component parts and analysis and cost estimates for projected method of assembling of chilling module.

2. The second phase of our plan of operations involves consultation and feedback with all parties involved in the production and handling of our planned self-chilling beverage container. This phase would be undertaken upon completion of phase one, as outlined above. Consultation would include consultation with aluminum can manufacturers, filler manufacturers, beverage canners and recycling entities. The focus of the consultation would be to determine what auxiliary equipment will be required for production of our planned self-chilling beverage containers and to develop blueprints and estimated costs for full-scale production.

3. The third phase of our plan of operations is to market and pursue licensing of our Cool Can technology. This phase is anticipated to include presentation of product-ready samples to the beverage industry. We would seek out qualified candidates for licensing of the product in various countries and/or territories. We plan to approach beverage manufacturers for joint venture opportunities in order to drive consumer trials and to sample test the finished product in the market.

We will not be able to proceed with our plan of operations unless we achieve significant additional financing. If we achieve sufficient additional financing, of which there are no assurance, then the estimated cost and timeframe for completion of each of the above components of our plan of operations will be as follows:

1. Product development is estimated to be completed over a timeframe of six months at an estimated cost of $200,000.

2. Consultation feedback is estimated to take place over a timeframe of three months following completion of phase one at an estimated cost of $100,000.

3. Marketing and licensing will follow phase two and is estimated to take three months at an estimated cost of $100,000.

We currently have a cash position of $1,515 as at June 30, 2001. In addition, we have a current working capital deficit of $475,742 as at June 30, 2001. Accordingly, we will require additional financing in order to proceed with our plan of operations (see "Liquidity and Capital Resources" below). If we achieve financing that is less than that required to pursue our stated plan of operations, then we will scale back our plan of operations to concentrate solely on the product development phase of our plan of operations. In this event, we will pursue product development to the extent of our financial resources.


RESULTS OF OPERATIONS

Revenues

We did not earn any revenues during the year ended June 30, 2001 or the year ended June 30, 2000. We do not anticipate earning revenues until such time as we have completed commercial development of products incorporating our Cool Can technology. We are presently in the development stage of our business and we can provide no assurance that we will be able to complete commercial development or successfully sell or license products incorporating our Cool Can technology once development is complete.

Operating Expenses

Our operating expenses were $307,225 for the year ended June 30,
2001, compared to operating expenses of $174,236 for the period
ended June 30, 2000.   Operating expenses for the years ended June
30, 2001 and June 30, 2000 included the following expenses:

                         Year Ended                   Year Ended
                       June 30, 2001                 June 30, 2000
                       -------------                 -------------

Professional Fees:        $37,500                     $5,900
Product Development:      $40,000                     $45,000
Management Fees:          $102,000                    $110,500
Office Expenses:          $64,000                     $19,000
Patent Application Fees:  $12,500                     $NIL

The increased operating expenses during the year ended June 30, 2001 were reflective of our increased product development activities during the year.

Net Loss

We recorded a net loss of $307,225 for the year ended June 30,
2001, compared to a net loss of $174,236 for the period ended June
30, 2000.   Our net loss was comprised entirely of operating
expenses.

LIQUIDITY AND CAPITAL RESOURCES

We had cash on hand of $1,515 as at June 30, 2001. We had a working capital deficit of $475,742 as at June 30, 2001.

We were dependent on loans from certain of our shareholders during the year ended June 30, 2001 to finance our business operations. Loans from shareholders increased to $296,732 as at June 30, 2001 from $61,731 as at June 30, 2000. These loans are outstanding as demand loans with no fixed date for repayment. There is no assurance that we will be able to obtain any additional loans from shareholders. Accrued but unpaid consultant fees payable to our president, Mr. Bruce Leitch, increased to $108,640 as at June 30, 2001 from $64,390 as at June 30, 2000.

Our current monthly operating expenses are approximately $12,000 per month. Our current cash reserves are only sufficient to enable us to operate for an additional one month, assuming that our revenues remain constant. In addition, we require approximately $400,000 in order to carry out our plan of operations over the next twelve months. Accordingly, we will immediately require additional financing if we are to continue as a going concern and to finance our business operations. We anticipate that any additional financing would be through the sales of our common stock or other equity-based securities. We are presently in the process of negotiating private placements of securities to raise working capital to finance its operations. However, we do not have any arrangements in place for the sale of any of our securities and there is no assurance that we will be able to raise the additional capital that we require to continue operations. In the event that we are unable to raise additional financing on acceptable terms, we intend to reduce our product development efforts and may implement additional actions to reduce expenditures.

We anticipate that we will continue to incur losses for the foreseeable future, as we expect to incur substantial product development, marketing and operating expenses in implementing our plan of operations. Our future financial results are uncertain due to a number of factors, many of which are outside of our control. These factors include, but are not limited to:

A.  our ability to develop a commercially marketable Cool Can product;

B. the success of our planned license agreements for the Cool Can technology that we develop;

C. our ability to raise additional capital necessary to implement our business strategy and plan of operation;

D. our ability to compete with other chilled beverage container technology; and

E. the success of any marketing and promotional campaign which we conduct for the our Cool Can product once development is complete.

ITEM 7.  Financial Statements

                                                              Page
                                                              ----
Report of Independent Certified Public Accountants             20

Consolidated Financial Statements:

  Balance Sheets as at June 30, 2001 and 2000                  21

  Statements of Operations                                     22
  for the years ended June 30, 2001 and 2000
  and cumulative from Inception to June 30, 2001

  Statement of Stockholders' Equity (Deficit)                  23
  for the years ended June 30, 2001 and 2000
  and cumulative from Inception to June 30, 2001

  Statements of Cash Flows                                     24
  for the years ended June 30, 2001 and 2000
  and cumulative from Inception to June 30, 2001

  Notes to Financial Statements                                25

                       COOL CAN TECHNOLOGIES, INC.
                      A Development Stage Company)

                            FINANCIAL REPORT

                             JUNE 30, 2001

                    INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders
Cool Can Technologies, Inc.


     We have audited the accompanying balance sheets of Cool Can Technologies, Inc., a Minnesota corporation, and a development stage company, as of June 30, 2001 and 2000, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended June 30, 2001 and 2000 and the period from inception (April 1, 1998) through June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements present fairly, in all material respects, the financial position of Cool Can Technologies, Inc. as of June 30, 2001 and 2000, and the results of its operations and its cash flows for the years ended June 30, 2001 and 2000 and the period from inception (April 1, 1998) through June 30, 1999, in conformity with accounting principles generally accepted in the United States of America.

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

                                  VIRCHOW, KRAUSE & COMPANY, LLP



Minneapolis, Minnesota
August 15, 2001

                       COOL CAN TECHNOLOGIES, INC.
                      (A Development Stage Company)

                            BALANCE SHEETS
                        June 30, 2001 and 2000


          ASSETS                                  2001          2000
                                               ----------    ----------
CURRENT ASSETS:
     Cash                                      $    1,515    $      579

INTANGIBLES                                        39,200        21,600
                                               ----------    ----------
                                               $   40,715    $   22,179
                                               ==========    ==========


          LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:
     Accounts payable                          $   71,885    $   25,375
     Accounts payable, stockholders               108,640        64,390
     Due to stockholders                          296,732        61,731

STOCKHOLDERS' DEFICIT:
     Preferred stock, no par value,
       50,000,000 shares authorized,
       none issued or outstanding                  -               -
     Common stock, no par value,
       100,000,000 shares authorized,
       18,127,966 shares issued and
       outstanding                                279,769       279,769
     Deficit accumulated during the
       development stage                         (716,311)    (409,086)
                                               ----------    ----------
                                                 (436,542)    (129,317)
                                               ----------    ----------
                                               $   40,715    $   22,179
                                               ==========    ==========


                      See Notes to Financial Statements.

                       COOL CAN TECHNOLOGIES, INC.
                      (A Development Stage Company)

                         STATEMENTS OF OPERATIONS



                                                             Period From
                                                              Inception
                                                             (April 1,
                                                                1998)
                                                               through
                             Year Ended      Year Ended      Year Ended
                              June 30,        June 30,        June 30,
                                2001            2000            2001
                             ----------      ----------      ----------
Revenues                     $   -           $   -           $    -

Administrative pre-opening
      and development
      expenses                (307,225)       (174,236)       (716,311)
                             ----------      ----------      ----------
          Net loss           $(307,225)      $(174,236)      $(716,311)
                             ==========      ==========      ==========

Basic loss per common share  $    (.02)      $    (.01)      $    (.05)
                             ==========      ==========      ==========
Diluted loss per common
     Share                   $    (.02)      $    (.01)      $    (.05)
                             ==========      ==========      ==========
Weighted average
     outstanding shares      18,127,966      18,127,966      15,105,253
                             ==========      ==========      ==========


                       See Notes to Financial Statements.

                       COOL CAN TECHNOLOGIES, INC.
                      (A Development Stage Company)

                STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)



                                                                    Deficit
                                                        Stock     Accumulated
                                             Amount   Subscrip-    During the
                         Common Stock          Per       tion     Development
                     Shares        Amount     Share   Receivable     Stage
                   ----------   ----------   ------   ----------   ----------
Balance,
  April 1, 1998        -        $    -                $    -       $    -

Net loss               -             -                     -          (6,345)
                   ----------   ----------            ----------   ----------
Balance,
  June 30, 1998        -             -                     -          (6,345)

Shares issued
  for cash         17,820,000       17,820     .001        -            -

Shares issued
  for cash            200,000      100,000      .50        -            -

Shares issued
  for cash             36,820       55,230     1.50        -            -

Shares issued for
  Receivable           71,146      106,719     1.50    (106,719)        -

Payment on
  Receivable            -            -                   106,719        -

Net loss                -            -                              (228,505)
                   ----------   ----------            ----------   ----------
Balance,
  June 30, 1999    18,127,966      279,769                 -        (234,850)

Net loss                -            -                     -        (174,236)
                   ----------   ----------            ----------   ----------
Balance,
  June 30, 2000    18,127,966      279,769                 -        (409,086)

Net loss                -            -                     -        (307,225)
                   ----------   ----------            ----------   ----------
Balance,
  June 30, 2001    18,127,966   $  279,769            $    -       $(716,311)
                   ==========   ==========            ==========   ==========



                        See Notes to Financial Statements.

                       COOL CAN TECHNOLOGIES, INC.
                      (A Development Stage Company)

                        STATEMENTS OF CASH FLOWS

                                                             Period From
                                                              Inception
                                                             (April 1,
                                                                1998)
                                                               through
                             Year Ended      Year Ended      Year Ended
                              June 30,        June 30,        June 30,
                                2001            2000            2001
                             ----------      ----------      ----------
CASH FLOWS FROM
OPERATING ACTIVITIES:
   Net loss                  $(307,225)      $( 174,236)      $(716,311)
     Amortization expense        2,400            2,400           4,800
     Increase in prepaid
       Expenses                    -              1,040            -
     Increase in
       accounts payable         46,510           21,375          71,885
     Increase in accounts
       payable, stockholders    44,250           64,390         108,640
                             ----------      ----------      ----------
                              (214,065)         (85,031)       (530,986)

CASH FLOWS FROM
INVESTING ACTIVITIES:
     Intangibles               (20,000)           -             (44,000)

CASH FLOWS FROM FINANCING
ACTIVITIES:
     Issuance of
       common stock               -                -            279,769
     Net proceeds from
       due to stockholders      235,001          (9,146)        296,732
                             ----------      ----------      ----------
                                235,001          (9,146)        576,501
                             ----------      ----------      ----------
          Increase
          (decrease) in cash        936        (94,177)           1,515

Cash:
     Beginning                      579          94,756            -
                             ----------      ----------      ----------
     Ending                  $    1,515      $      579      $    1,515
                             ==========      ==========      ==========




                      See Notes to Financial Statements.

                       COOL CAN TECHNOLOGIES, INC.
                      (A Development Stage Company)

                      NOTES TO FINANCIAL STATEMENTS


Note 1.   Nature of Business and Summary of Significant
          Accounting Policies:

Organization and activities:
----------------------------

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

Income taxes:
-------------

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

Intangibles:
------------

Intangible assets (Note 5) are amortized using the straight-line method over 10 years. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived
Assets and for Long-Lived Assets to be Disposed of" as circumstances dictate, the Company evaluates whether changes have occurred that would require revision of the remaining estimated lives of recorded long-lived assets, including intangibles, or render those assets not recoverable. If such circumstances arise, recoverability is determined by comparing the undiscounted net cash flows of long-lived assets to their respective carrying values.
The amount of impairment, if any, is measured based on the projected discounted cash flows using an appropriate discount rate. At this time, the Company believes that no significant impairment of long-lived assets, including intangibles, has occurred and that no reduction of the estimated useful lives of such assets is warranted.
Amortization expense for each of the years ended June 30, 2001 and 2000 was $2,400 and accumulated amortization was $4,800 and $2,400, respectively.

Stock-based compensation:
-------------------------

The Company accounts for its stock option plan in accordance with SFAS No. 123.

Loss per common share:
----------------------

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

                       COOL CAN TECHNOLOGIES, INC.
                      (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)



Note 1. Nature of Business and Summary of Significant Accounting Policies (Continued):

Advertising:
------------

Advertising costs, if any, are expensed as they occur.
Advertising costs were $14,662 and $0 for 2001 and 2000, respectively.

Recently issued accounting pronouncements:
------------------------------------------

Statement of Financial Accounting Standards (SFAS) No. 133
"Accounting for Derivative Instruments and Hedging
Activities" as amended, is effective for years beginning after June 15, 2000. The Company believes the adoption of SFAS No. 133 does not have a material effect on the Company's financial position or results of operations.

Reclassifications:
------------------

Certain reclassifications have been made to the 2000 financial statements to conform to the classifications used in 2001. Such reclassifications had no effect on net loss or stockholders' deficit.

Estimates and assumptions:
--------------------------

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Significant estimates include the valuation of stock issued. Actual results could differ from these estimates.

Start-up costs:
---------------

Start-up costs incurred in connection with start-up activities are charged to expense as they are incurred.

Carrying value of financial instruments:
----------------------------------------

The carrying value of the Company's financial instruments approximates fair value at June 30, 2001 and 2000.


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


Note 2.   Income Taxes (continued):

The provision (benefit) for income taxes differs from the amount computed by applying the U.S. federal income tax rate to loss before income taxes as follows:

                                           2001          2000
                                       ----------    ----------
     Expected tax (benefit) at
       statutory rate                  $(115,000)    $ (64,000)
     State tax effects                   (21,000)      (12,000)
     Effect of graduated federal rates     4,500         4,500
     Increase in valuation allowance     131,500        71,500
                                       ----------    ----------
                                       $    -        $    -
                                       ==========    ==========

Tax law provides for limitation on the use of future loss carryovers should significant ownership changes occur.

The following is a summary of deferred taxes:

                                           2001          2000
                                       ----------    ----------
     Deferred tax assets:
       Pre-opening costs               $  289,500    $  158,000
       Valuation allowance               (289,500)     (158,000)
                                       ----------    ----------
                                       $    -        $    -
                                       ==========    ==========


Note 3.   Stockholders' Equity:

The Board of Directors have the power and authority to fix by resolution any designation, class, series, voting power, preference, right, qualification, limitation, restriction, dividend, time and place of redemption, and conversion right with respect to any stock of the corporation.


Note 4.   Related Party Transactions:

The Company previously shared office space and obtains services from the employer of a Company stockholder.
Office space rental fees were $1,500 per month. Rent expense for the periods ended June 30, 2001 and 2000 totaled $0 and $6,320, respectively.

The Company currently has a consulting arrangement with an officer/stockholder requiring payments of $8,500 per month.
Such consulting fees totaled $102,000 and $110,500 for the periods ended June 30, 2001 and 2000, respectively.


Note 5.   Intangibles:

A United States patent for a self-chilling beverage container and parts therefore was obtained by a founding stockholder on March 11, 1997. During 1998, the patent and patent holder rights thereunder were sold to the Company for $1. Subsequent costs in June 1999 of $24,000 to file foreign patent applications have been similarly capitalized.

                       COOL CAN TECHNOLOGIES, INC.
                      (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Note 5.   Intangibles (continued):

In April 2001, the Company acquired a patent pending from certain stockholders which expands on the above patent.
The acquisition agreement requires the payment by the Company to the stockholders of $20,000. In addition, the Company will issue to the stockholders: (i) 150,000 shares of the Company's common stock upon the grant of a patent in connection with the acquired patent pending; and (ii) an additional 90,000 shares for each country in respect of which the Company grants a license of the acquired technology, for the first ten countries, and 60,000 shares for each additional country, to a maximum of 1,500,000 shares under the acquisition agreement. The Company will also pay an ongoing royalty to the stockholders based on sales of products incorporating the technology as follows:
(i) 4.5% of gross profits achieved by the Company on products incorporating the technology; and (ii) 15% of any licensing revenues or royalty payments earned by the Company on licenses of the acquired technology. The
Company has agreed to use its best efforts to commercialize the acquired technology and to apply to the United States
Patent Office for a grant of a patent relating to the patent pending. The Company will be the registered owner of the patent upon granting.


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

Information relating to stock options is as follows:

                                                      Weighted
                                        Number         Average
                                       of Shares    Exercise Price
                                    -------------   --------------
     Under option, July 1, 1999             -       $        -
       Granted                          3,600,000             1.50
                                    -------------
     Under option, June 30, 2000        3,600,000             1.50

       Cancelled                         (550,000)            1.50
       Granted                            500,000             1.50
                                    -------------
     Under option, June 30, 2001        3,550,000   $         1.50
                                    =============
     Exercisable at June 30, 2001       3,550,000   $         1.50
                                    =============

The Company is in the process of repricing these options to $.60 per share.


Note 7.   Commitments:

The Company has contracted for research and development services to be provided through completion of project. At
June 30, 2001, costs due over the life of the contract are $29,600.

The Company rents 2,875 square feet of office space in Calabasas, California under terms of an operating lease which calls for monthly rentals of approximately $4,750 through October 2005. The Company subleases a portion of this space to other entities. Rent expense for the years ended June 30, 2001 and 2000 was $26,300 and $6,320, respectively.

                       COOL CAN TECHNOLOGIES, INC.
                      (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Note 7.   Commitments (continued):

Minimum lease payments at June 30, 2001 are as follows:

     Year Ending June 30:
          2002                     $   57,000
          2003                         57,000
          2004                         57,000
          2005                         57,000
          2006                         19,000
                                   ----------
                                   $  247,000
                                   ==========

Note 8.   Company's Continued Existence:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has continued sustained substantial losses and is still in the development stage. Additional funding will be necessary to continue development and marketing of the product. The Company intends to arrange for the sale of additional shares of stock to obtain additional operating capital for at least the next twelve months.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.


                                PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following information sets forth the names of our officers and directors, their present positions with Cool Can Technologies, Inc., and their biographical information.

Name of Director             Age                Position
----------------             ---                --------

Bruce T. Leitch               44                President, Secretary,
                                                Treasurer and Director

Jerry McNabb                  58                Director


BRUCE T. LEITCH. Mr. Leitch has been our president and a director since our inception. Mr. Leitch was appointed as our secretary and treasurer on September 20, 2001. Mr. Leitch was president of Western Canada Beverage Corp, since 1992, and after its merger with Selkirk Springs International Corp to form Canadian Glacier Beverage Corp. he was vice-president of the merged entity until its sale in April, 1998.

JERRY MCNABB. Mr. McNabb is one of our directors. Mr. McNabb was appointed as one of our directors on May 20, 1999. Mr. McNabb is currently the president of BevOnline, Inc, a position he has held since 1999. Mr. McNabb was employed by Sawridge Waters, Inc., a bottled water business, from 1993 to 1999 as vice-president. Previously he was employed by the Coca-Cola Company and Adolph Coors Company.

We received the resignation of Andrew Lee as a director and as our secretary and treasurer on September 20, 2001.

Committees of The Board Of Directors

We presently do not have an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees. However, our board of directors will establish various committees during the current fiscal year.


Terms of Office

Our directors are appointed for one-year terms to hold office until the next annual general meeting of the holders of our Common Stock or until removed from office in accordance with our by-laws. Our officers are appointed by our board of directors and hold office until removed by our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

The following persons have failed to file, on a timely basis, the identified reports required by section 16(a) of the Exchange Act during the most recent fiscal year.
--------------------------------------------------------------------------
                              Number    Transactions   Known Failures
                              Of Late   Not Timely     To File a Required
Name and Principal Position   Reports   Reported       Form
--------------------------------------------------------------------------
Bruce Leitch, Director           0          0          One
President

Andrew Lee, Former Director      0          0          One
Former Secretary and Treasurer

Jerry McNabb, Director           0          0          One
--------------------------------------------------------------------------

ITEM 10.  Executive Compensation

The following table sets forth certain information as to our highest paid executive officers and directors for our fiscal year ended June 30, 2001. No other compensation was paid to officer or directors other than the cash and stock option compensation set forth below.

                    SUMMARY COMPENSATION TABLE

                  Annual Compensation            Long-Term Compensation
             ----------------------------   -----------------------------------
                                            Awards            Pay-Outs
                                            -----------  ----------------------
                                    Other   Restric- Securities    All
                                    Annual  ted      Under-            Other
Name and                            Compen- Stock    lying             Compen-
Principal          Salary  Bonus    sation  Award(s) Options/ LTIP     sation
Position    Year   ($)     ($)      ($)     ($)      SARs(#)  Payouts  ($)
-------------------------------------------------------------------------------
BRUCE       2001  102,000  NIL       NIL    NIL      NIL       NIL      NIL
LEITCH(1),  2000  110,500  NIL       NIL    NIL      NIL       NIL      NIL
President
and         1999   68,000  NIL       NIL    NIL      NIL       NIL      NIL
Director

ANDREW      2001   NIL     NIL       NIL    NIL      NIL       NIL      NIL
LEE         2000   NIL     NIL       NIL    NIL      NIL       NIL      NIL
Former
Secretary,  1999   NIL     NIL       NIL    NIL      NIL       NIL      NIL
Former
Treasurer
and
Former
Director

JERRY       2001   NIL     NIL       NIL    NIL      NIL       NIL      NIL
MCNABB      2000   NIL     NIL       NIL    NIL      NIL       NIL      NIL
Director    1999   NIL     NIL       NIL    NIL      NIL       NIL      NIL
------------------------------------------------------------------------------

(1) Mr. Leitch has acted as a management consultant to the Company and is paid under the arrangement the sum of $8,500 per month.

Stock Option Grants

The following table sets forth information with respect to stock options granted to each of our directors and officers during our most recent fiscal year ended June 30, 2001:
------------------------------------------------------------------------------
              Common Shares     % of Total       Exercise or
              under             Options/SARs     Base
              Options/SARs      Granted to       Price
              Granted           Employees in     ($/Common
Name          #                 Financial Year   Share)        Expiration Date
------------------------------------------------------------------------------
BRUCE LEITCH,   NIL                 N/A            N/A              N/A
President and
Director
------------------------------------------------------------------------------
ANDREW LEE,     NIL                 N/A            N/A              N/A
Former
Secretary
and Former
Treasurer
and Former
Director
------------------------------------------------------------------------------
JERRY MCNABB,   NIL                 N/A            N/A              N/A
Director
------------------------------------------------------------------------------



Exercises of Stock Options and Year-End Option Values

The following is a summary of the share purchase options exercised by our officers, directors and employees during the financial year ended June 30, 2001:

            AGGREGATED OPTION/SAR EXERCISES DURING THE LAST
      FINANCIAL YEAR END AND FINANCIAL YEAR-END OPTION/SAR VALUES

------------------------------------------------------------------------------
                                       Unexercised       Value of Unexercised
          Common Shares                Options           in-the-Money
          Acquired on   Aggregate      at Financial      Options/SARs at
          Exercise      Value Realized Year-End (#)      Financial Year-End
Name      (#)           ($)             ($)
------------------------------------------------------------------------------
BRUCE
LEITCH    NIL           N/A            500,000              NIL
President
and
Director

ANDREW
LEE       NIL           N/A             50,000              NIL
Former
Secretary
and
Former
Treasurer
and
Former
Director

JERRY
MCNABB    NIL           N/A             50,000              NIL
Director
------------------------------------------------------------------------------

Outstanding Stock Options

The following table shows the issued and outstanding stock options held by our officers and directors, and by each person known by us to beneficially own more than 5% of our common stock as of
September 26, 2001.
------------------------------------------------------------------------------
Name and Exercise   No. of
Position Price      Options  Date of Grant   Vesting Date    Expiry Date
------------------------------------------------------------------------------
BRUCE
LEITCH   $0.60      500,000  June 21, 2000    June 21, 2000   June 21,2003
President
and
Director

ANDREW
LEE,     $0.60       50,000  June 21, 2000    June 21, 2000   June 21, 2003
Former
Secretary
and
Former
Treasurer
and
Former
Director

JERRY
MCNABB   $0.60       50,000  June 21, 2000    June 21, 2000   June 21, 2003
Director
------------------------------------------------------------------------------

ITEM 11.  Security Ownership of Certain Beneficial Owners and
Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of
September 26, 2001 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.
------------------------------------------------------------------------------
                  Name and address  Number of Shares  Percentage of
Title of class    of beneficial     of Common Stock   Common
                  owner                               Stock(1)
------------------------------------------------------------------------------
Common Stock      Bruce Leitch      700,000(2)        3.8%(2)
                  Director,
                  President
                  Secretary and
                  Treasurer

Common Stock      Jerry McNabb       50,000(3)        0.3%(3)
                  Director

Common Stock      All Officers      750,000(4)        4.0%(4)
                  and Directors
                  as a Group
                  (2 persons)
------------------------------------------------------------------------------
5% SHAREHOLDERS
------------------------------------------------------------------------------
Common Stock      David
                  St. James/
                  Melanie
                  St. James/
                  Delta
                  Technologies
                  Group Inc.       2,500,000(5)        13.8%

Common Stock      General
                  Beverage
                  Corp.            2,000,000(6)        11.0%

Common Stock      David
                  St. James        2,800,000(7)        15.4%

Common Stock      Melanie
                  St. James        2,800,000(8)        15.4%
------------------------------------------------------------------------------
(1) Based on 18,127,966 shares of our common stock issued and outstanding as of September 26, 2001. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares
(for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.
As a result,
the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 30, 2001.

(2) Includes 200,000 shares held by Bruce Leitch and 500,000 shares that are immediately acquirable upon the exercise of stock options by Bruce Leitch within 60 days of September
26, 2001.

(3) Consists of 50,000 shares that are immediately acquirable upon the exercise of stock options by Jerry McNabb within 60 days of September 26, 2001.

(4) Consists of 200,000 shares that are held by Bruce Leitch and 550,000 shares that are immediately acquirable upon the exercise of stock options by Bruce Leitch and Jerry McNabb within 60 days of September 26, 2001.

(5) Delta Technologies Group Ltd. is a private company controlled by David St. James, Melanie St. James and George Baxter.

(6) General Beverage Corp. is a Nevada corporation; the largest shareholder is David St. James, and there are ten other shareholders.

(7)  Includes 300,000 shares held by David St. James and
2,500,000 shares in the name of Delta Technologies Group, Inc.

(8)  Includes 300,000 shares held by Melanie St. James and
2,500,000 shares in the name of Delta Technologies Group, Inc.

-------------------------------------------------------------------------

Except as otherwise noted, it is believed by the Company that all persons have full voting and investment power with respect to the shares indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase the Common Stock of the Company.

Security Ownership of Management.

We are not aware of any arrangement that might result in a change in control in the future.

ITEM 12.  Certain Relationships and Related Transactions.

Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which we are a party during the past two years, or in any proposed transaction to which the Company is proposed to be a party:

(A)  any director or officer;

(B)  any proposed nominee for election as a director;

(C) any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or

(D) any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary.

Acquisition of Patent Pending

On April 14, 2001, we acquired a patent pending for the application of self-chilling beverage container technology to plastic ("PET") and glass beverage containers from Melanie St. James, David St. James and Edward Halimi. Each of Melanie St. James and David St. James is the owner of more than 5% of our outstanding common stock. See Description of Business for a summary of this transaction.

Management Contracts

Mr. Leitch has acted as a management consultant to the Company and is paid under the arrangement the sum of $8,500 per month. See
Executive Compensation.

Stock Options

Our officers, directors and consultants have been granted stock options pursuant to our 2000 stock option plan. See Security
Ownership of Certain Beneficial Owners and Management.

ITEM 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Exhibits


The following exhibits are either provided with this Report or are incorporated herein by reference:

Exhibit 10.1 Acquisition Agreement dated April 14, 2001 between the Company and David St. James, Melanie St. James and
              Edward Halimi


(b)  Reports on Form 8-K

None

                           SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COOL CAN TECHNOLOGIES, INC.

By:   /s/ Bruce Leitch
      ----------------------------------
      Bruce Leitch
      President, Secretary and Treasurer
      (Principal Executive Officer,
      Principal Financial Officer and Principal Accounting Officer)
      Director
      Date:  September 27, 2001

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:    /s/ Bruce Leitch
      ----------------------------------
      Bruce Leitch
      President, Secretary and Treasurer
      (Principal Executive Officer,
      Principal Financial Officer and Principal Accounting Officer)
      Director
      Date:  September 27, 2001


By:    /s/ Jerry McNabb
      ----------------------------------
      Jerry McNabb
      Director
      Date:  September 27, 2001