Form 10QSB
period 2001-09-30
COOL CAN TECHNOLOGIES INC/CA
filed 2001-11-13
CIK 1067286

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X]     Quarterly  Report  pursuant  to  Section  13  or 15(d) of the Securities
Exchange  Act  of  1934

     For  the  quarterly  period  ended  SEPTEMBER  30,  2001

[   ]     Transition  Report  pursuant to 13 or 15(d) of the Securities Exchange
Act  of  1934
     For  the  transition  period             to


          Commission  File  Number     0-27147
                                       -------

                           COOL CAN TECHNOLOGIES, INC.
               __________________________________________________
        (Exact name of small Business Issuer as specified in its charter)

     MINNESOTA                              95-4705831
--------------------------------           ---------------------------------
(State  or other jurisdiction of           (IRS Employer Identification No.)
incorporation  or  organization)


SUITE  206,  4505  LAS  VIRGENES  ROAD
CALABASAS,  CA                              91302
---------------------------------------     -----
(Address  of  principal  executive          (Zip  Code)
offices)

Issuer's  telephone  number,
including  area  code:                     (818)  871-9999
                                           ---------------


                                 NOT APPLICABLE
      _____________________________________________________________________
(Former name, former address and former fiscal six months, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days  [X]  Yes    [    ]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 18,752,966 SHARES COMMON STOCK OUTSTANDING AS OF NOVEMBER 5, 2001.

                         PART 1 - FINANCIAL INFORMATION

ITEM  1.          FINANCIAL  STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended September 30, 2001 are not necessarily indicative of the results that can be expected for the year ending June 30, 2002.


                       COOL CAN TECHNOLOGIES, INC.
                      (A Development Stage Company)

                       CONDENSED BALANCE SHEETS


                                       September  30,   June  30,

ASSETS                                      2001         2001
                                        -----------   ----------
                                        (Unaudited)    (Audited)
Cash                                  $       265     $   1,515
Prepaid expenses                               -             -
                                        -----------   ----------
                Total current assets          265         1,515

Intangibles                                38,600        39,200
                                        -----------   ----------
                                      $    38,865     $  40,715
                                        ===========   ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable                      $    53,633     $  71,885
Accounts payable, stockholders            134,140       108,640
Due to stockholders                       346,732       296,732
                                        -----------   ----------
       Total current liabilities          534,505       477,257

STOCKHOLDERS' DEFICIT:
  Preferred stock                              -             -
  Common stock                            279,769       279,769
  Accumulated deficit                    (775,409)     (716,311)
                                        -----------   ----------
                                         (495,640)     (436,542)
                                        -----------   ----------

                                      $    38,865     $  40,715
                                        ===========  ==========


Note: The balance sheet at June 30, 2001 has been taken from the audited financial statements at that date, and condensed.

See  Notes  to  Condensed  Financial  Statements.


                        COOL  CAN  TECHNOLOGIES,  INC.
                       (A  Development  Stage  Company)

                          STATEMENTS  OF  OPERATIONS
                                 (Unaudited)


                                                        Three  Months  Ended
                                                            September  30
                                                     --------------------------

                                                         2001          2000
                                                     ------------  ------------

Revenues                                             $         -   $         -
Administrative pre-opening and development expenses       59,098        47,758
                                                     ------------  ------------

      Net loss                                       $   (59,098)  $   (47,758)
                                                     ============  ============


Loss per common share                                $     (0.01)  $     (0.01)
                                                     ============  ============

Loss per common share assuming dilution              $     (0.01)  $     (0.01)
                                                     ============  ============

Weighted average outstanding shares                   18,127,966    18,127,966
                                                     ============  ============


See  Notes  to  Condensed  Financial  Statements.


                        COOL  CAN  TECHNOLOGIES,  INC.
                       (A  Development  Stage  Company)

                     CONDENSED  STATEMENTS  OF  CASH  FLOWS
                                  (Unaudited)


                                              Three  Months  Ended
                                                 September  30
                                              --------------------
                                                2001       2000
                                              ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                    $(59,098)  $(47,758)
  Amortization                                     600        600
  Decrease in accounts payable                 (18,252)    (5,060)
  Increase in accounts payable, stockholders    25,500          -
                                              ---------  ---------
      Net cash used in operating activities    (51,250)   (52,218)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Due from stockholders                         50,000     72,500
                                              ---------  ---------
                                                50,000     72,500

      Decrease in cash                          (1,250)    20,282

Cash and savings:
  Beginning of period                            1,515        579
                                              ---------  ---------

  End of period                               $    265   $ 20,861
                                              =========  =========


See  Notes  to  Condensed  Financial  Statements.

                        COOL  CAN  TECHNOLOGIES,  INC.
                       (A  Development  Stage  Company)

                  NOTES  TO  CONDENSED  FINANCIAL  STATEMENTS
                                (Unaudited)


Note  1.     Condensed  Financial  Statements:

The condensed balance sheet as of September 30, 2001, the statement of operations for the three-month periods ended September 30, 2001 and 2000, and the condensed statement of cash flows for the three-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at September 30, 2001 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2001 audited financial statements. The results of operations for the period ended September 30, 2001 are not necessarily indicative of the operating results for the full year.


Note  2.     Stockholders'  Equity:

During the three months ended September 30, 2001, stockholders' deficit changed for a net loss of $59,098.

Note  3.     Subsequent  Events:

Subsequent to September 30, 2001, the company re-priced 1,050,000 stock options to $.31 per share for directors and employees of the Company. In October, 2001, 500,000 options were exercised at $.31 per share by an employee of the Company.


Note  4.     Subsequent  Events:

Subsequent to September 30, 2001, the Company repriced 1,050,000 stock options to $.31 per share for directors and employees.
Compensation expense of $105,000 was recognized as a result of this repricing. In October, 2001, 500,000 options were exercised at $.31 per share.

In addition, the Company has entered into a funding agreement with a stockholder of the Company whereby the stockholder has agreed to provide $1,000,000 of funding over a 12-month period by purchasing restricted Company shares at 75% of the average closing price of the Company's common shares for the 10 day period immediately preceding receipt by the Company of notice of intention to fund.

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS


FORWARD  LOOKING  STATEMENTS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "Intend", "anticipate", "believe", estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in the Risk Factors section below, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

OVERVIEW

We are in the business of developing and marketing a patented unique proprietary technology which will allow for the licensing and manufacture of a commercially viable self-chilling beverage container product.

Our proposed product is referred to by us as the "Cool Can" product and consists of a module for insertion in an aluminum beverage container that incorporates a cartridge of liquid carbon dioxide ("CO2") that is held in place by a cartridge holder. The module consists of proprietary technology for which we have been granted patent protection. The module would be inserted in an aluminum beverage container during an automated canning process. Containers incorporating the Cool Can product would be identified and sold as self-chilling beverage containers. To start the chilling process, a consumer would pull the tab off the container as with a regular non-chilling beverage container. When the tab on the lid of the beverage container is pulled by the consumer, a valve mechanism within the container releases the compressed liquid CO2. The escaping CO2 forms into small particles of frozen snow at extremely cold temperatures and rapidly imparts a chilling action to the beverage. The targeted result is that the consumer may purchase a beverage at room temperature and enjoy it cold without having to purchase it from a cooler or purchase ice to cool the beverage.

Our Cool Can product is presently in the development stage. We have not finalized commercialization of our Cool Can product and we have not yet achieved any sales of our Cool Can product.

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

We will not be able to proceed with our plan of operations unless we achieve significant additional financing. If we achieve sufficient additional financing, of which there is no assurance, then the estimated cost and timeframe for completion of each of the above components of our plan of operations will be as follows:

1. Product development is estimated to be completed over a timeframe of six months, commencing upon us achieving the required financing, at an estimated cost of $200,000.

2. Consultation feedback is estimated to take place over a timeframe of three months following completion of phase one at an estimated cost of $100,000.

3. Marketing and licensing will follow phase two and is estimated to take three months at an estimated cost of $100,000.

We currently have a cash position of $265 as at September 30, 2001. In addition, we have a current working capital deficit of $534,240 as at September 30, 2001. Accordingly, we will require additional financing in order to proceed with our plan of operations (see "Liquidity and Capital Resources" below). If we achieve financing that is less than that required to pursue our stated plan of operations, then we will scale back our plan of operations to concentrate solely on the product development phase of our plan of operations. In this event, we will pursue product development to the extent of our financial resources.

RESULTS  OF  OPERATIONS

REVENUES

We did not earn any revenues during the three months ended September 30, 2001 or the year ended June 30, 2001. We do not anticipate earning revenues until such time as we have completed commercial development of products incorporating our Cool Can technology. We are presently in the development stage of our business and we can provide no assurance that we will be able to complete commercial development or successfully sell or license products incorporating our Cool Can technology once development is complete.

OPERATING  EXPENSES

Our operating expenses were $59,908 for the three months ended September 30, 2001, compared to operating expenses of $47,758 for the three months ended September 30, 2000. Our operating expenses for the three months ended
September 30, 2001 consisted primarily of: (i) product development expenses in the approximate amount of $11,000; (ii) consulting fees paid to Mr. Bruce Leitch, our chief executive officer, in the amount of $25,500; and (iii) legal and accounting expenses incurred in connection with our reporting obligations under the Securities Exchange Act of 1934.

We anticipate that our operating expenses will increase significantly if we are able to obtain the financing necessary to continue with the development of our Cool Can product and technology in accordance with our plan of operations.

NET  LOSS

We recorded a net loss of $59,908 for the three months ended September 30, 2001, compared to a net loss of $47,758 for the three months ended September 30, 2000. Our net loss was comprised entirely of operating expenses.

LIQUIDITY  AND  CAPITAL  RESOURCES

We had cash on hand of $265 as at September 30, 2001, compared to $1,515 as at June 30, 2001. We had a working capital deficit of $534,240 as at September 30, 2001, compared to $475,742 as at June 30, 2001.

We were dependent on loans from certain of our shareholders during the three months ended September 30, 2001 to finance our business operations. Loans from shareholders increased to $346,732 as at September 30, 2001 from $296,732 as at June 30, 2001. These loans are outstanding as demand loans with no fixed date for repayment. There is no assurance that we will be able to obtain any additional loans from shareholders. Accrued but unpaid consultant fees payable to our president, Mr. Bruce Leitch, increased to $134,140 as at September 30, 2001 from $108,640 as at June 30, 2001.

Subsequent to September 30, 2001, we sold 500,000 shares of our common stock at a price of $0.31 per share pursuant to the exercise of employee stock options, for gross proceeds of $155,000. The proceeds of this sale of common stock were applied to fund payment of a portion of our current accounts payable and to partially repay outstanding shareholder loans.

We sold an additional 125,000 shares of our common stock at a price of $0.40 per share to Bay Financial S.A., a private investor, pursuant to Regulation S of the Securities Act of 1933 on October 29, 2001. We intend to use the proceeds of this sale for our ongoing product development program and for general working capital purposes.

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



PART  II  -  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     None.

ITEM  2.  CHANGES  IN  SECURITIES

     None.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

ITEM  5.  OTHER  INFORMATION

     None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

EXHIBITS

     None.


REPORTS  ON  FORM  8-K

1. Form 8-K filed November 8, 2001 announcing funding agreement with Bay Financial, S.A.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

COOL  CAN  TECHNOLOGIES,  INC.


By:  /s/ Bruce Leitch
     -------------------------------------
     Bruce Leitch
     President, Secretary and Treasurer
     (Principal Executive Officer,
     Principal Financial Officer and Principal Accounting Officer)
     Director
     Date:  November 9, 2001