Form 10QSB
period 2001-12-31
COOL CAN TECHNOLOGIES INC/CA
filed 2002-02-19
CIK 1067286

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  quarterly  period  ended  December  31,  2001

[   ]   Transition  Report  pursuant to 13 or 15(d) of the Securities Exchange
        Act  of  1934

        For  the  transition  period                       to


        Commission  File  Number     0-27147
                                     -------

                           COOL CAN TECHNOLOGIES, INC.
               __________________________________________________
        (Exact name of small Business Issuer as specified in its charter)

     Minnesota                              95-4705831
---------------------------------           ---------------------------
(State  or other jurisdiction of            (IRS Employer
incorporation  or  organization)            Identification No.)


Suite  206,  4505  Las  Virgenes  Road
Calabasas,  CA                              91302
----------------------------------------    ---------------
(Address of principal executive offices)    (Zip  Code)

Issuer's telephone number,
 including area code:                       (818)  871-9999
                                            ----------------

                                 NOT APPLICABLE
      _____________________________________________________________________
(Former name, former address and former fiscal six months, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days:  [X]  Yes    [    ]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 19,352,966 shares common stock outstanding as of February 11, 2002.

                         PART 1 - FINANCIAL INFORMATION

Item  1.          Financial  Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended December 31, 2001 are not necessarily indicative of the results that can be expected for the year ending June 30, 2002.


                       COOL  CAN  TECHNOLOGIES,  INC.
                       (A  Development  Stage  Company)

                          CONDENSED BALANCE SHEETS


                                         December 31,   June 30,
ASSETS                                       2001        2001
                                         (Unaudited)   (Audited)


                                          ----------  ----------

Cash                                      $     395   $   1,515
                                          ----------  ----------
     Total current assets                       395       1,515

Intangibles                                  38,000      39,200
                                          ----------  ----------
                                          $  38,395   $  40,715
                                          ==========  ==========

  LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable                          $  66,407   $  71,885
Accounts payable, stockholders              151,140     108,640
Due to stockholders                         142,232     296,732
                                          ----------  ----------

      Total current liabilities             359,779     477,257

STOCKHOLDERS' DEFICIT:
  Preferred stock                                 -           -
  Common stock                              664,769     279,769
  Accumulated deficit                      (986,153)   (716,311)
                                          ----------  ----------
                                           (321,384)   (436,542)
                                          ----------  ----------

                                          $  38,395   $  40,715
                                          ==========  ==========




Note:     The  balance  sheet  at  June 30, 2001 has been taken from the audited financial  statements  at  that  date,  and  has  been  condensed.


                  See Notes to Condensed Financial Statements.


                         COOL  CAN  TECHNOLOGIES,  INC.
                        (A  Development  Stage  Company)

                            STATEMENTS  OF  OPERATIONS
                                  (Unaudited)


                                          Three  Months  Ended       Six  Months  Ended
                                             December  31               December  31
                                         ------------------------  ----------------------------

                                             2001          2000          2001          2000
                                         ------------  ------------  ------------  ------------
Revenues                                 $         -   $         -   $         -   $         -
Administrative pre-opening and
  development expenses                       210,744        85,828       269,842       133,586
                                         ------------  ------------  ------------  ------------

      Net loss                           $  (210,744)  $   (85,828)  $  (269,842)  $  (133,586)
                                         ============  ============  ============  ============


Loss per common share                    $      (.01)  $      (.01)  $      (.01)  $      (.01)
                                         ============  ============  ============  ============

Loss per common share assuming dilution  $      (.01)  $      (.01)  $      (.01)  $      (.01)
                                         ============  ============  ============  ============

Weighted average outstanding shares       19,152,966    18,127,966    18,640,466    18,127,966
                                         ============  ============  ============  ============





                  See Notes to Condensed Financial Statements.


                        COOL  CAN  TECHNOLOGIES,  INC.
                      (A  Development  Stage  Company)

                   CONDENSED  STATEMENTS  OF  CASH  FLOWS
                                 (Unaudited)


                                                           Six  Months  Ended
                                                              December  31
                                                         ----------------------

                                                            2001        2000
                                                         ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                               $(269,842)   (133,586)
  Amortization                                               1,200       1,200
  Stock option compensation expense                        120,000           -
  Decrease in prepaid expenses                                   -        (535)
  Increase (decrease) in accounts payable                    4,522      31,342
  Increase (decrease) in accounts payable, stockholders     42,500           -
                                                         ----------  ----------
      Net cash used in operating activities               (101,620)   (101,579)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Due to stockholders                                       50,500     101,000
                                                         ----------  ----------


      Net increase in cash                                  50,500     101,000

CASH FLOWS FROM INVESTING ACTIVITIES:

  Issuance of common stock                                  50,000           -
                                                         ----------  ----------

      Net decrease in cash                                  (1,120)       (579)

Cash:
  Beginning of period                                        1,515         579
                                                         ----------  ----------

  End of period                                          $     395   $       -
                                                         ==========  ==========

Noncash financing and investing activities:
  Conversion of debt to common stock                     $ 205,000
                                                         ==========
  Conversion of payable to common stock                  $  10,000
                                                         ==========



                  See Notes to Condensed Financial Statements.

                         COOL  CAN  TECHNOLOGIES,  INC.
                        (A  Development  Stage  Company)

                    NOTES  TO  CONDENSED  FINANCIAL  STATEMENTS
                                  (Unaudited)


Note  1.     Condensed  Financial  Statements:

The condensed balance sheet as of December 31, 2001, the statement of operations for the six-month periods ended December 31, 2001 and 2000, and the condensed statement of cash flows for the six-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at December 31, 2001 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2001 audited financial statements. The results of operations for the period ended December 31, 2001 are not necessarily indicative of the operating results for the full year.

Note  2.     Stockholders'  Equity:

During the six months ended December 31, 2001, stockholders' deficit changed for net loss of $269,842 and for the issuance of common stock for $385,000.

Note  3.     Stock  Compensation:

The Company has adopted the provisions of FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN44"). FIN 44 clarifies the accounting consequence of various modifications to the terms of previously fixed stock options or awards.

On September 21, 2001, the Company repriced 3,550,000 stock options to $.60 per share. In October, 2001, the Company repriced 1,050,000 stock options to $.31 per share for directors and employees. 500,000 of these options were exercised at $.31 per share. In addition, the Company issued 600,000 shares of common stock in exchange for $60,000 in debt at November 30, 2001.

Note  4.     Other:

The Company has entered into a funding agreement with a stockholder of the Company whereby the stockholder has been granted the right to provide up to $1,000,000 of funding over a 12-month period. The purchase price for any shares purchased pursuant to the funding arrangement will equal 75% of the average closing price of the Company's common shares for the 10 day period immediately preceding receipt by the Company of notice of intention to fund. Any shares purchased will be restricted shares.

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

Our proposed product is referred to by us as the "Cool Can" product and consists of a module for insertion in an aluminium beverage container that incorporates a cartridge of liquid carbon dioxide ("CO2") that is held in place by a cartridge holder. The module consists of proprietary technology for which we have been granted patent protection. The module would be inserted in an aluminium beverage container during an automated canning process. Containers incorporating the Cool Can product would be identified and sold as self-chilling beverage containers. To start the chilling process, a consumer would pull the tab off the container as with a regular non-chilling beverage container. When the tab on the lid of the beverage container is pulled by the consumer, a valve mechanism within the container releases the compressed liquid CO2. The escaping CO2 forms into small particles of frozen snow at extremely cold temperatures and rapidly imparts a chilling action to the beverage. The targeted result is that the consumer may purchase a beverage at room temperature and enjoy it cold without having to purchase it from a cooler or purchase ice to cool the beverage.

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

2. Consultation feedback is estimated to take place over a timeframe of six months following completion of phase one at an estimated cost of $100,000.

3. Marketing and licensing will follow phase two and is estimated to take six months at an estimated cost of $100,000.

We currently have a cash position of $395 as at December 31, 2001. In addition, we have a current working capital deficit of $359,384 as at December 31, 2001. Accordingly, we will require additional financing in order to proceed with our plan of operations (see "Liquidity and Capital Resources" below). If we achieve financing that is less than that required to pursue our stated plan of operations, then we will scale back our plan of operations to concentrate solely on the product development phase of our plan of operations. In this event, we will pursue product development to the extent of our financial resources.

We have only been able to undertake minimal activities towards the development of pursuing our stated plan of operations to develop and commercialize our Cool Can Technology during the first six months of our current fiscal year. As discussed above, we will not be able to proceed with our plan of operations unless we achieve significant additional financing.

RESULTS  OF  OPERATIONS

Revenues

We did not earn any revenues during the six months ended December 31, 2001 or the year ended June 30, 2001. We do not anticipate earning revenues until such time as we have completed commercial development of products incorporating our Cool Can technology. We are presently in the development stage of our business and we can provide no assurance that we will be able to complete commercial development or successfully sell or license products incorporating our Cool Can technology once development is complete.

Operating  Expenses

Our operating expenses were $269,842 for the six months ended December 31, 2001, compared to operating expenses of $133,586 for the six months ended December 31, 2000. Our operating expenses for the six months ended December 31, 2001 included a stock option compensation expense in the amount of $120,000. Our operating expenses for the six months ended December 31, 2001 exclusive of the stock option compensation expense consisted primarily of: (i) product development expenses in the approximate amount of $16,400; (ii) consulting fees accrued to Mr. Bruce Leitch, our chief executive officer, in the amount of $51,000 and (iii) legal and accounting expenses in the amount of $34,790 incurred in connection with our reporting obligations under the Securities Exchange Act of 1934 and our financing activities. Product development expenses for the three months ended December 31, 2001 consisted of expenses in the amount of $5,419 incurred in connection with the pursuit of patent protection for our intellectual property.

We anticipate that our operating expenses will increase significantly if we are able to obtain the financing necessary to continue with the development of our Cool Can product and technology in accordance with our plan of operations.

Net  Loss

We recorded a net loss of $269,842 for the six months ended December 31, 2001, compared to a net loss of $133,586 for the six months ended December 31, 2000. Our net loss was comprised entirely of operating expenses.

LIQUIDITY  AND  CAPITAL  RESOURCES

We had cash on hand of $395 as at December 31, 2001, compared to $1,515 as at June 30, 2001. We had a working capital deficit of $359,384 as at December 31, 2001, compared to $475,742 as at June 30, 2001.

We were dependent on loans from certain of our shareholders during the six months ended December 31, 2001, a private placement of our common stock and exercises of stock options to finance our business operations. Loans from shareholders decreased to $346,732 as at December 31, 2001 from $296,732 as at June 30, 2001 during the three months ended December 31, 2001. These loans are outstanding as demand loans with no fixed date for repayment. There is no assurance that we will be able to obtain any additional loans from shareholders. We completed the issuance of 1,100,000 shares of our common stock for aggregate proceeds of $215,000 during the three months ended December 31, 2001 pursuant to the exercise of stock options. The proceeds of these issuances were used to reduce our outstanding debt to shareholders and to pay outstanding accounts liabilities. Accrued but unpaid consultant fees payable to our president, Mr. Bruce Leitch, increased to $151,140 as at December 31, 2001 from $108,640 as at June 30, 2001.

We sold an additional 125,000 shares of our common stock at a price of $0.40 per share to Bay Financial S.A., a private investor, pursuant to Regulation S of the Securities Act of 1933 on October 29, 2001. The proceeds of this sale were applied to our ongoing product development program and to general working capital purposes. This sale was completed pursuant to a funding arrangement with Bay Financial whereby we granted Bay Financial the right to provide up to $1,000,000 of funding over a 12-month period. The purchase price for any shares purchased pursuant to the funding arrangement will equal 75% of the average closing price of the shares of our common stock for the 10 day period immediately preceding receipt by us of notice of intention to fund from the investor. Any shares purchased will be restricted shares. There is no assurance that Bay Financial will exercise its right to purchase additional shares of our common stock under this funding arrangement.

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


PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings

None.

Item  2.  Changes  in  Securities

During our quarter year ended December 31, 2001, we completed the sale of 125,000 shares of our common stock on October 29, 2001 at a price of $0.40 per share for proceeds of $50,000. The purchaser was Bay Financial S.A., a private investor. We completed the offering pursuant to Regulation S of the Securities Act. The sale was made in reliance of Category 3 of Rule 903 of Regulation S on the basis that: (a) the sale was an offshore transaction; (b) no directed selling efforts were made by us in completing the sale; and (c) offering restrictions were implement. These offering restrictions included endorsing all stock certificates representing the purchased shares with the legend required by Rule 905 of Regulation S. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to the purchaser.

Item  3.  Defaults  upon  Senior  Securities

None.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

No matters were submitted to our security holders for a vote during the fiscal quarter ending December 31, 2001.

Item  5.  Other  Information

None.

Item  6.  Exhibits  and  Reports  on  Form  8-K

EXHIBITS

None.

REPORTS  ON  FORM  8-K

1. Form 8-K filed November 8, 2001 announcing funding agreement with Bay Financial, S.A.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB Quarter Report to be signed on its behalf by the undersigned, thereunto duly authorised.

COOL  CAN  TECHNOLOGIES,  INC.


By:  /s/ Bruce  Leitch
     --------------------------------------------
     Bruce  Leitch
     President,  Secretary  and  Treasurer
     (Principal  Executive  Officer,
     Principal  Financial  Officer  and  Principal  Accounting  Officer)
     Director
     Date:     February  18,  2002