Form 10QSB
period 2002-03-31
COOL CAN TECHNOLOGIES INC/CA
filed 2002-05-15
CIK 1067286

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  quarterly  period  ended  MARCH  31,  2002

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
     For  the  transition  period         to


          Commission  File  Number     0-27147
                                       -------

                           COOL CAN TECHNOLOGIES, INC.
               __________________________________________________
        (Exact name of small Business Issuer as specified in its charter)

     MINNESOTA                                   95-4705831
-------------------------------                  ----------------------------
(State or other jurisdiction of                  (IRS Employer Identification
incorporation or organization)                   No.)


SUITE 206, 4505 LAS VIRGENES ROAD
CALABASAS, CA                                    91302
---------------------------------------          -----------
(Address of principal executive offices)         (Zip  Code)

Issuer's telephone number, including area code:  (818) 871-9999
                                                 --------------

                                 NOT APPLICABLE
      _____________________________________________________________________
   (Former name, former address and former fiscal nine months, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days:  [X]  Yes    [  ]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 19,352,966 SHARES COMMON STOCK OUTSTANDING AS OF MAY 6, 2002.

                         PART 1 - FINANCIAL INFORMATION

ITEM  1.          FINANCIAL  STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended March 31, 2002 are not necessarily indicative of the results that can be expected for the year ending June 30, 2002.

                                COOL  CAN  TECHNOLOGIES,  INC.
                              (A  Development  Stage  Company)

                                 CONDENSED  BALANCE  SHEETS


                                            March 31,    June 30,
        ASSETS                                2002         2001
                                          ------------  ----------
                                           (Unaudited)  (Audited)

Cash                                      $       240   $   1,515
Intangibles                                    37,400      39,200
                                          ------------  ----------
                                          $    37,640   $  40,715
                                          ============  ==========

  LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable                          $    82,433   $  71,885
Accounts payable, stockholders                176,640     108,640
Due to stockholders                           142,232     296,732
                                          ------------  ----------
      Total current liabilities               401,305     477,257

STOCKHOLDERS' DEFICIT:
  Preferred Stock                                   -           -
  Common stock                                664,769     279,769
  Accumulated deficit                      (1,028,434)   (716,311)
                                          ------------  ----------
                                             (363,665)   (436,542)
                                          ------------  ----------

                                          $    37,640   $  40,715
                                          ============  ==========




Note: The balance sheet at June 30, 2001 has been taken from the audited financial statements at that date, and has been condensed.


See  Notes  to  Condensed  Financial  Statements.

                                 COOL  CAN  TECHNOLOGIES,  INC.
                                (A  Development  Stage  Company)

                                   STATEMENTS  OF  OPERATIONS
                                          (Unaudited)


                                             Three Months Ended          Nine Months Ended
                                                 March  31                   March  31
                                         --------------------------  --------------------------
                                         2002          2001          2002          2001
                                         ------------  ------------  ------------  ------------
Revenues                                 $         -   $         -   $         -   $         -
Administrative pre-opening and
  development expenses                        42,281        98,852       312,123       232,438
                                         ------------  ------------  ------------  ------------

      Net loss                           $   (42,281)  $   (98,852)  $  (312,123)  $  (232,438)
                                         ============  ============  ============  ============


Loss per common share                    $      (.01)  $      (.01)  $      (.02)  $      (.01)
                                         ============  ============  ============  ============

Loss per common share assuming dilution  $      (.01)  $      (.01)  $      (.02)  $      (.01)
                                         ============  ============  ============  ============

Weighted average outstanding shares       19,352,966    18,127,966    18,877,966    18,127,966
                                         ============  ============  ============  ============






See  Notes  to  Condensed  Financial  Statements.

                            COOL  CAN  TECHNOLOGIES,  INC.
                           (A  Development  Stage  Company)

                        CONDENSED  STATEMENTS  OF  CASH  FLOWS
                                    (Unaudited)


                                                Nine Months Ended
                                                    March  31
                                              ----------------------
                                                 2002        2001
                                              ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                    $(312,123)  $(232,438)
  Amortization                                    1,800       1,800
  Stock option compensation expense             120,000           -
  Increase in accounts payable                   20,548       4,752
  Increase in accounts payable, stockholders     68,000           -
                                              ----------  ----------
    Net cash used in operating activities      (101,775)   (226,066)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Accounts payable, stockholders                 50,500     260,500

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                       50,000           -

      Net decrease in cash                       (1,275)     34,434

Cash and savings:
  Beginning of period                             1,515         579
                                              ----------  ----------

  End of period                               $     240   $  35,013
                                              ==========  ==========

Non-cash financing and investing activities:
  Conversion of debt to common stock          $ 205,000
                                              ==========
  Conversion of payable to common stock       $  10,000
                                              ----------





See  Notes  to  Condensed  Financial  Statements.

                         COOL  CAN  TECHNOLOGIES,  INC.
                        (A  Development  Stage  Company)

                   NOTES  TO  CONDENSED  FINANCIAL  STATEMENTS
                                 (Unaudited)


Note  1.     Condensed  Financial  Statements:

The condensed balance sheet as of March 31, 2002, the statement of operations and cash flows for the periods ended March 31, 2002 and 2001 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 2002 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2001 audited financial statements. The results of operations for the period ended March 31, 2002 are not necessarily indicative of the operating results for the full year.

Note  2.     Stockholders'  Equity:

During the nine months March 31, 2002, stockholders' equity changed for a net loss of $312,123 and for the issuance of common stock for $385,000.

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

PLAN  OF  OPERATION

Our plan of operations over the past nine months has been to further the development of our beverage chilling technology by undertaking development of prototypes, market testing and the pursuit of discussions with potential licensors. We have been unable to pursue this plan of operations due to our lack of financing. This lack of financing has prohibited us from achieving significant progress on the development and testing of prototypes of self-chilling beverage container modules incorporating our technology.

As a result of this inability to pursue our plan of operations, we have entered into negotiations with Balsam Ventures Inc. for the exclusive worldwide licensing rights for our beverage chilling technology. The terms of the proposed agreement are under negotiation. It is anticipated that any license agreement would involve a combination of cash payments and ongoing royalty payments to us. The agreement may also involve development expenditure commitments by Balsam. These discussions are currently in the negotiation stage. No definitive agreements have been executed to date and there is no assurance that any definitive agreements will be executed.

If we do not conclude any agreement with Balsam, then our plan of operations for the next twelve months will include the following components, subject to our achieving the required financing:

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

We will not be able to proceed with our plan of operations unless we achieve significant additional financing. If we achieve sufficient additional financing, of which there is no assurance, then the estimated cost and timeframe for completion of each of the above components of our plan of operations will be as follows:

1. Product development is estimated to be completed over a timeframe of nine months, commencing upon us achieving the required financing, at an estimated cost of $200,000.

2. Consultation feedback is estimated to take place over a timeframe of nine months following completion of phase one at an estimated cost of $100,000.

3. Marketing and licensing will follow phase two and is estimated to take nine months at an estimated cost of $100,000.

We currently have a cash position of $240 as at March 31, 2002. In addition, we have a current working capital deficit of $401,065 as at March 31, 2002. Accordingly, we will require additional financing in order to proceed with our plan of operations (see "Liquidity and Capital Resources" below). If we achieve financing that is less than that required to pursue our stated plan of operations, then we will scale back our plan of operations to concentrate solely on the product development phase of our plan of operations. In this event, we will pursue product development to the extent of our financial resources.

We have only been able to undertake minimal activities towards the development of pursuing our stated plan of operations to develop and commercialize our Cool Can Technology during the first nine months of our current fiscal year. As discussed above, we will not be able to proceed with our plan of operations unless we achieve significant additional financing.

RESULTS  OF  OPERATIONS

REVENUES

We did not earn any revenues during the nine months ended March 31, 2002 or the year ended June 30, 2001. We do not anticipate earning revenues until such time as we have completed commercial development of products incorporating our Cool Can technology or until we are able to generate revenues through license agreements for our technology of which there is no assurance. We are presently in the development stage of our business and we can provide no assurance that we will be able to complete commercial development, successfully sell or license products incorporating our Cool Can technology once development is complete or enter into any revenue generating license arrangements.

OPERATING  EXPENSES

Our operating expenses were $312,123 for the nine months ended March 31, 2002, compared to operating expenses of $232,438 for the nine months ended March 31, 2001. Our operating expenses for the nine months ended March 31, 2002 included a stock option compensation expense in the amount of $120,000. Our operating expenses for the nine months ended March 31, 2002 exclusive of the stock option compensation expense consisted primarily of: (i) product development expenses in the approximate amount of $16,400; (ii) consulting fees accrued to Mr. Bruce Leitch, our chief executive officer, in the amount of $76,500 and (iii) legal and accounting expenses in the amount of $38,500 incurred in connection with our reporting obligations under the Securities Exchange Act of 1934 and our financing activities. We did not incur any product development expenses during the three months ended March 31, 2002.

We anticipate that our operating expenses will increase significantly if we are able to obtain the financing necessary to continue with the development of our Cool Can product and technology in accordance with our plan of operations.

NET  LOSS

We recorded a net loss of $312,123 for the nine months ended March 31, 2002, compared to a net loss of $232,438 for the nine months ended March 31, 2001. Our net loss was comprised entirely of operating expenses.

LIQUIDITY  AND  CAPITAL  RESOURCES

We had cash on hand of $240 as at March 31, 2002, compared to $1,515 as at June 30, 2001. We had a working capital deficit of $401,065 as at March 31, 2002, compared to $475,742 as at June 30, 2001.

We were dependent on loans from certain of our shareholders during the nine months ended March 31, 2002, a private placement of our common stock and exercises of stock options to finance our business operations. Loans from shareholders decreased to $142,232 as at March 31, 2002 from $296,732 as at June 30, 2001. These loans are outstanding as demand loans with no fixed date for repayment. There is no assurance that we will be able to obtain any additional loans from shareholders. We completed the issuance of 1,100,000 shares of our common stock for aggregate proceeds of $215,000 during the three months ended December 31, 2001 pursuant to the exercise of stock options. The proceeds of these issuances were used to reduce our outstanding debt to shareholders and to pay outstanding accounts liabilities. Accrued but unpaid consultant fees payable to our president, Mr. Bruce Leitch, increased to $176,640 as at March 31, 2002 from $108,640 as at June 30, 2001.

We sold an additional 125,000 shares of our common stock at a price of $0.40 per share to Bay Financial S.A., a private investor, pursuant to Regulation S of the Securities Act of 1933 during the three months ended December 31, 2001. The proceeds of this sale were applied to our ongoing product development program and to general working capital purposes. This sale was completed pursuant to a funding arrangement with Bay Financial whereby we granted Bay Financial the right to provide up to $1,000,000 of funding over a 12-month period. The purchase price for any shares purchased pursuant to the funding arrangement will equal 75% of the average closing price of the shares of our common stock for the 10 day period immediately preceding receipt by us of notice of intention to fund from the investor. Any shares purchased will be restricted shares. Bay Financial did not purchase any additional shares during the three months ended March 31, 2002 and has not purchased any additional shares since March 31, 2002. There is no assurance that Bay Financial will exercise its right to purchase any additional shares of our common stock under this funding arrangement.

Our current monthly operating expenses are approximately $12,000 per month. Our current cash reserves are only sufficient to enable us to operate for an additional one month as we have no sources of income or financing. In addition, we require approximately $400,000 in order to carry out our plan of operations over the next twelve months. Due to our inability to finance our business operations, we are pursuing the exclusive license agreement with Balsam
Ventures. There is no assurance this agreement will be concluded or will generate revenues for us if concluded.

Based on our current financial position, we require immediate additional financing if we are to continue as a going concern and to finance our business operations. We anticipate that any additional financing would be through the sales of our common stock or through a strategic partnership arrangement whereby a partner would fund further development of our technology. We do not have any arrangements in place for the sale of any of our securities and we have not entered into any strategic partnerships to date. There is no assurance that we will be able to raise the additional capital that we require to continue operations. In the event that we are unable to raise additional financing on acceptable terms, we will not be able to pursue commercialization of our technology.

We anticipate that we will continue to incur losses for the foreseeable future, as we expect to incur substantial product development, marketing and operating expenses in implementing our plan of operations. Our future financial results are uncertain due to a number of factors, many of which are outside of our control. These factors include, but are not limited to:

A. our ability to develop a commercially marketable Cool Can product or to enter into a revenue generating license agreement for our technology;

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

CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES

Our significant accounting policies are described in Note 1 to the financial statements included in our annual report for the year ended June 30, 2001. The accounting policies used in preparing our interim 2002 condensed financial statements are the same as those described in our annual report. Our critical accounting policies are those both having the most impact to the reporting of our financial condition and results, and requiring significant judgements and estimates. Our critical accounting policies include those related to stock-based compensation and intangibles.


PART  II  -  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

None.

ITEM  2.  CHANGES  IN  SECURITIES

We did not complete any sales of our common stock during our fiscal quarter ended March 31, 2002.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to our security holders for a vote during the fiscal quarter ending March 31, 2002.

ITEM  5.  OTHER  INFORMATION

None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

EXHIBITS

None.

REPORTS  ON  FORM  8-K

None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorised.

COOL  CAN  TECHNOLOGIES,  INC.


By:  /s/ Bruce Leitch
     ___________________________________
     Bruce Leitch
     President, Secretary and Treasurer
     (Principal Executive Officer,
     Principal Financial Officer and Principal Accounting Officer)
     Director
     Date:     May 10, 2002