Form 10KSB
period 2002-06-30
COOL CAN TECHNOLOGIES INC/CA
filed 2004-01-15
CIK 1067286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒  Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the fiscal year ended June 30, 2002

☐  Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the transition period from _____ to _____

COMMISSION FILE NUMBER 000-27147

COOL CAN TECHNOLOGIES, INC.
(Name of small business issuer in its charter)

MINNESOTA	95-4705831
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

698 Seymour Street, Suite 311
Vancouver, British Columbia	V6B-3K6
(Address of principal executive offices)	(Zip Code)

(604) 688- 8619
Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act: NONE.

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, PAR VALUE $0.001 PER SHARE.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Revenues for the fiscal year ended June 30, 2002 were: $NIL

The aggregate value of the voting stock held by non-affiliates of the registrant, computed as the average of the closing bid and asked prices as of December 30, 2003 was $140,859.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of December 30, 2003 the issuer had outstanding 19,352,966 shares of Common Stock.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

2 of 28

PART I

Certain statements contained in this Form 10-KSB constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements, identified by words such as “plan”, "anticipate", "believe", "estimate", "should", "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-KSB. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”), particularly our quarterly reports on Form 10-QSB and our current reports on Form 8-K.

As used in this annual report, the terms "we", "us", "our", and “our company” mean Cool Can Technologies, Inc., unless otherwise indicated.

ITEM 1.         DESCRIPTION OF BUSINESS.

We are in the business of developing and marketing a patented unique proprietary technology which will allow for the licensing and manufacture of a commercially viable self-chilling beverage container. We are currently in the development stage of our business. We are in the process of taking our planned product from the conceptual stage of development to the production of a prototype of a self-chilling beverage container that we can use for testing purposes. If our testing efforts are successful, we will then proceed to the marketing phase of our plan of operations which involves marketing the self-chilling beverage container to beverage manufacturers. We have not completed the development of a commercially viable self-chilling beverage container to date, nor have we achieved any revenues to date. Our ability to pursue our plan of operations, as discussed below, is contingent upon us achieving substantial financing, of which there is no assurance.

CORPORATE BACKGROUND

We were incorporated under the laws of the State of Minnesota on April 1, 1998, under the name Cool Can Technologies, Inc.

RECENT CORPORATE DEVELOPMENTS

We were forced to delay the implementation of our plan of operations in the fourth quarter of our fiscal year ended June 30, 2002 due to a lack of working capital. Since the suspension of our plan of operations, the following corporate developments have transpired:

1.
We suspended all research and development activities on our Cool Can product in November, 2002 due to a lack of funds necessary to proceed with these development activities. We have not carried out any research and development activities since that time.

2.
In April, 2003 we determined not to make our final payment of $7,500 pursuant to our patent and technology and transfer agreement dated April 18, 2001 with David St. James, Melanie St. James and Edward Halimi (the “Patent Agreement”), and as a result relinquished our interest in a patent pending for the application of self-chilling beverage container technology to plastic and glass beverage containers (“PET Container Technology”). The Patent Agreement included all inventions, apparatus, know-how and intellectual property associated with the patent pending, and the vendors of the technology included one of our affiliates. Our interest in the PET Container Technology reverted in June, 2003 to the owners of the patent pending in accordance with the terms of the Patent Agreement. See “Item 12. Acquisition of Patent Pending”.

3 of 28

3.
As a consequence of our inability to fund continued development of our technology, we entered into a license agreement with Balsam Ventures, Inc. (“Balsam”) on June 5, 2002 whereby we granted to Balsam an exclusive license to manufacture, use and sell our proprietary technology. The agreement required Balsam to: (i) pay us $200,000 within ninety days, (ii) expend $1,800,000 in development expenditures over a 24 month period, and (iii) pay us 5% of gross profits and 5% of gross revenues on sales of licensed apparatus products. We granted a 90 day extension to Balsam on September 2, 2002, in consideration of which we received 300,000 Balsam restricted shares. Balsam was granted further extensions to pay the required $200,000 fee, with the last extension expiring on November 30, 2003. The agreement expired in November, 2003 and was superseded by the second license agreement described below.

4.
In June 2003, we issued an aggregate of $550,000 of 10% convertible notes (the “Convertible Notes”) pursuant to Regulation S of the Securities Act. We sold $82,500 of the Convertible Notes in exchange for cash and the remaining $467,500 of the Convertible Notes were issued to certain of our creditors as payment of amounts owed to the creditors. The Convertible Notes are due on or before December 31, 2005 and the holder of a Convertible Note has the right to convert the Convertible Note into our common stock at any time prior to the maturity date. The Convertible Notes are convertible at the lesser of $.001 or 50% of the average trading price of our common stock for the 10 trading days preceding the date of conversion. We may at our option elect to pay a portion of the interest due by issuing shares of our common stock in accordance with the terms of the Convertible Notes.

5.
In November, 2003 we entered into a second license agreement (the “License Agreement”) with Balsam, pursuant to which we granted Balsam an exclusive license (the “License”) for a term of 40 years to manufacture, use, exploit and sell our proprietary technology within the countries comprising the European Union and China. In consideration of the grant of the License, Balsam agreed to: (i) issue 5,000,000 shares of its common stock to us; and (ii) pay us the following royalties: (a) a sales royalty equal to 2% of gross profits from sales of all apparatus incorporating our proprietary technology and/or commercial goods or products incorporating our proprietary technology, (b) a license royalty equal to 5% of revenues received by Balsam from sub-licensing our proprietary technology, and (c) a minimum royalty payment of $5,000 per month commencing on January 15, 2006, which is to be credited towards all royalty payments under the agreement that have been paid by Balsam or become payable by Balsam during the course of the agreement. The License Agreement supersedes all of our prior agreements with Balsam relating to the License.

OUR BUSINESS PLAN

Our business plan, subject to our achieving the necessary financing, is to develop, introduce, market and sell our patented unique proprietary technology which will allow for the licensing and manufacture of a commercially viable self-chilling beverage container.

The ability to chill a beverage is based on the theory of the latent heat of evaporation of liquefied gasses and the cooling of those gasses due to rapid expansion. The basic principles of evaporation and heat transfer dictate that as liquid coolant is vaporized it draws heat from the surrounding area, lowering the temperature of nearby materials.

The proposed product consists of a cartridge of liquid carbon dioxide (“CO2”) that is held in place by a cartridge holder. The unit is then placed in a can, the can subsequently is filled and sealed. The cooling device will displace approximately 3.0 ounces of the fluid, so a 12 ounce can will contain 9.0 ounces of beverage with the cooling device installed.

When the tab on the lid of the can is pulled, a valve mechanism within the can triggers the CO2 capsule causing the gas to be discharged through diffusers of porous plastic into the beverage. The escaping CO2 forms into small particles of frozen snow at extremely cold temperatures and rapidly imparts a chilling action to the beverage, while simultaneously carbonating the beverage. The amount of chilling and carbonation are adjustable depending on the requirements of the manufacturer. Greater chilling may be obtained by increasing the amount of liquid CO2. The amount of carbonation may be adjusted from no carbonation to several levels greater than now used in manufactured soft drinks.

4 of 28

The anticipated additional retail cost for the device is estimated to be $0.25 - $0.30 per can, and is proposed to be used on a 12 ounce can or a 16 ounce can. The estimate is based on preliminary quotes from manufacturers of the component parts. The targeted result is that the consumer may purchase a beverage and enjoy it cold without having to purchase it from a cooler or purchase ice to cool the beverage. The consumer will not have the option to deactivate the device on the can.

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

We filed 14 trademark applications with the United States Patent and Trademark Office in June, 1998. We received a response from the Patent Office with a request to more narrowly define the scope of the product. We have received a notice of allowance to utilize 11 of the 14 trademarks that were applied for, including trademarks for the terms “InstaCool”, “Cool Can”, and “Cool Can Technologies”, which means that the examining attorney did not find any registered or pending marks which would prevent registration. These trademark names describe both the product and the process involved in the manufacture of a self chilling beverage container. We have applied for and been granted several extensions of the trademark names.

Due to the costs involved in applying for and receiving extensions from the U.S. Patent and Trademark Office and the uncertainty relating to the successful commercialization of our technology, we ceased applying for trademark extensions in September of 2001. At present, we have not been made aware of any of the trademarks actually being in commercial use, and we believe that we will be able to re-institute ownership of the trademarks, or the equivalent thereof, once we are in a position to complete our product development program.

On April 18, 2001, we attempted to acquire a patent pending for the PET Container Technology. We determined not to meet our obligations under the license agreement for this technology and the rights to the patent pending for the PET Container Technology that we acquired reverted back to the owners due to non-payment. See “Recent Corporate Developments” above.

5 of 28

PRODUCT DEVELOPMENT

We intend to implement the following procedural plan in order to complete final design specifications for the Cool Can product and then build and test the product. This process is planned to be accomplished in the following manner:

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

In December, 1998, we entered into an agreement with the California Manufacturing Technology Center ("CMTC") to manage our product development program. The first phase of our product development program was completed in October, 1999 at a cost of $30,000, with CMTC providing prototype drawings on AutoCad, and assistance in the execution of our product development and manufacturing processes plan. The second phase of our product development program consisted of the development of product specifications with tolerances, optimization evaluation of design concept, and an in-depth thermal analysis conducted at the University of California at Irvine. The second phase was completed by CMTC in October, 2000 at a cost of $20,000.

Following completion of the second phase of our product development program, we obtained a proposal from LNE Engineering Co. (“LNE”) in November, 2002 to assist us with the development of our product development program through to prototype fabrication and testing. However, due to lack of financing, we were unable to engage LNE to continue the next phase of our program. As a result, prototype fabrication and testing has been put on hold pending receipt of further financing. LNE’s proposal is for the prototype and fabrication of aluminum cans only. See “Item 6. Management’s Discussion and Analysis or Plan of Operation – Plan of Operation.”

MARKETING PLANS

We are in the process of taking our planned product from the conceptual stage of development to the production of a prototype of a self-chilling beverage container that we can use for testing purposes. If our prototype development efforts are successful, we will then proceed to the marketing phase of our plan of operations which involves marketing the self-chilling beverage container to beverage manufacturers. We have not completed the development of a commercially viable self-chilling beverage container to date, nor have we achieved any revenues to date. Our ability to pursue our plan of operations, as discussed below, is contingent upon us achieving substantial financing, of which there is no assurance. See “Item 6. Management’s Discussion and Analysis or Plan of Operation – Plan of Operation.”

6 of 28

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

The typical licensing agreement is planned to have several components. We will issue a master license on an exclusive territorial basis to Company "X". Company "X" will be required to pay an up-front fee to acquire the master license. This initial fee will be based primarily on two factors, total population and per capita beverage consumption within the designated territory. During the term of the contract, Company "X" will also be required to forward a percentage of the initial fees paid by sub-licensees to us once they have recovered their initial investment. Additionally there is planned to be a commitment to pay $0.005 per unit ($0.12 per case of 24) in royalties for each unit sold in the territory. Company "X" will be required to purchase a minimum number of units per year in order to maintain their exclusive contractual agreement. We plan to directly manufacture certain key components of the insert in order to effectively track international sales and of course provide an additional revenue stream.

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

7 of 28

A percentage of the licensing revenues from the per-can income is planned to be allocated for consumer advertising by us and also by master licensees who will be obligated under the terms of their master license agreement to allocate a pre-determined percentage of revenues to consumer advertising in respective countries and market areas.

MANUFACTURING AND PRODUCTION

We intend to continue to license the self-chilling beverage container technology we develop to large beverage producers and aluminum can manufacturers. We believe this strategy will provide material benefits, including use of the greater manufacturing, marketing, and distribution expertise of such companies and potential reduction of substantial manufacturing costs. Our objective will be to enter into agreements whereby the licensees are responsible for purchasing the raw materials, manufacturing or contracting for the manufacture of the container, as well as the labeling, filling, marketing, selling, and distribution of the self-chilling beverage container technology and other related technologies licensed by us. See item 1. "Description of Business - Recent Corporate Developments".

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

8 of 28

Additionally, final design and development of several types of automatic insert feed mechanisms, which can be integrated into high-speed beverage canning lines, will be completed. We plan to accomplish this in consultation with several major beverage concerns, but will retain ownership of the technology and manufacturing rights.

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

9 of 28

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

RESEARCH AND DEVELOPMENT

We incurred expenses on research and development activities in the amount of approximately $40,000 and $11,325 during the fiscal years ended June 30, 2001 and 2002, respectively. Research and development expenses during the fiscal years ended 2001 and 2002 consisted primarily of product development and consulting costs. We estimate further research and development costs of approximately $350,000 over the next twelve months in order to carry out our plan of operations, subject to financing. See “Item 6. Management’s Discussion and Analysis or Plan of Operation – Liquidity and Financial Condition.”

ITEM 2.         DESCRIPTION OF PROPERTY.

Our corporate headquarters, consisting of approximately 500 square feet, are located at 698 Seymour Street, Suite 311, Vancouver, British Columbia, where our principal executive functions are carried out. We are currently operating under a month to month lease at the rate of $802 CDN per month. We do not own any real estate. We believe that all of our facilities are adequately maintained and suitable for their present use.

ITEM 3.         LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the fourth quarter of our fiscal year ending June 30, 2002.

10 of 28

PART II

ITEM 5.         MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our shares are currently trading on the over-the-counter Pink Sheets under the symbol “CCTI”. Our shares traded on the over-the-counter Bulletin Board (“OTC BB”) under the stock symbol CCTI from June 28, 2000 to November 20, 2002. Upon the filing of this annual report on Form 10-K, the Form 10-K for the year ended June 30, 2003, and our required quarterly reports to date, we believe that our stock will be eligible to resume trading on the OTC BB. The high and the low bid prices for our shares for the last two fiscal years of actual trading, as reported by the OTC BB or as quoted in the over-the-counter Pink Sheets, as applicable, were:

QUARTER	HIGH ($)	LOW ($)
1st Quarter 2001	$1.48	$0.41
2nd Quarter 2001	$1.03	$0.48
3rd Quarter 2001	$0.75	$0.36
4th Quarter 2001	$0.62	$0.37
1st Quarter 2002	$0.73	$0.35
2nd Quarter 2002	$0.62	$0.07
3rd Quarter 2002	$0.14	$0.06
4th Quarter 2002 (to date)	$0.11	$0.05

The trades reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders of Common Stock

As of the date of December 30, 2003, there were 152 registered shareholders of our common stock.

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

Recent Sales of Unregistered Securities

There were no unregistered sales of our securities in the fiscal year ended June 30, 2002, except as previously disclosed in our quarterly reports filed during the fiscal year ending June 30, 2002.

In June 2003, we issued the Convertible Notes pursuant to Regulation S of the Securities Act. We sold $82,500 of the Convertible Notes in exchange for cash and the remaining $467,500 of the Convertible Notes were issued to certain of our creditors as payment of amounts owed to the creditors. The principal amount of the Convertible Notes is due on or before December 31, 2005 and the holder of a Convertible Note has the right to convert the Convertible Note into our common stock at any time prior to the maturity date. The Convertible Notes bear interest at a rate of 10% per annum subject to any adjustments in accordance with the terms of the Convertible Notes. Accrued interest on the Convertible Notes is payable on December 31 of each year. We may, at our option, elect to pay interest on the Convertible Notes by the issuance of shares of our common stock, the number of which will be determined by dividing the amount of the interest payment by the number which is 70% of the average market price of our common shares for the 10 trading days immediately prior to the interest payment date.

11 of 28

Noteholders are entitled to convert the Convertible Notes at any time into shares of our common stock equal to the principal amount of the Convertible Note divided by a conversion price equal to the lesser of $0.001 or 50% of the average trading price of our common stock for the 10 trading days preceding the date of conversion. We completed the Convertible Note offering pursuant to Regulation S of the Securities Act. Each subscriber of the Convertible Notes represented to us that they were a non-US person as defined in Regulation S.

We did not engage in any offering of the Convertible Notes in the United States. Each subscriber of the Convertible Notes represented their intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends were affixed to the Convertible Notes issued to each subscriber in accordance with Regulation S. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the subscribers.

12 of 28

ITEM 6.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Management's Discussion and Analysis or Plan of Operations and other sections of this annual report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. These statements, identified by words such as “plan”, "anticipate", "believe", "estimate", "should", "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the SEC, particularly our quarterly reports on Form 10-QSB and our current reports on Form 8-K.

PLAN OF OPERATION

Our plan of operations for the next twelve months, subject to our receiving the necessary additional financing, includes the following components:

1.
The first phase will be divided into two parts and involves engaging LNE to proceed with prototype development and production of samples of our self-chilling beverage container modules. This phase will include the following elements:

	Phase 1 Prototype Development	Timeline
Part 1	• Review of past progress.	1 month
	• Development of coils and suppliers for the associated parts.	2 months
	• Development of trigger/valve mechanism.	3 months
	• Development of charging and canning system.	4 months
	• Fabrication of six engineering prototype samples.	5 months
	• Plan, cost and schedule for production of 2,000 industry demonstration samples.	6 months
Part 2	Production of 2000 industry demonstration samples.	7.5 months

2.
The second phase of our plan of operations involves consultation and feedback with all parties involved in the production and handling of our planned self-chilling beverage container. This phase would be undertaken upon completion of phase one, as outlined above. Consultation would include meeting and discussing our progress to date with aluminum can manufacturers, filler manufacturers, beverage canners and recycling entities. The focus of the consultation would be to determine what auxiliary equipment will be required for production of our planned self-chilling beverage containers and to develop blueprints and estimated costs for full-scale production.

13 of 28

3.
The third phase of our plan of operations is to market and pursue licensing of our Cool Can technology. This phase is anticipated to include presentation of product-ready samples to the beverage industry. We would seek out qualified candidates for licensing of the product in various countries and/or territories. We plan to approach beverage manufacturers for joint venture opportunities in order to drive consumer trials and to sample the finished product in the market.

We anticipate spending approximately $630,000 over the next twelve months, of which $350,000 is anticipated to be spent over the next six months, subject to our receiving the necessary financing to enable us to pursue our plan of operations. We will not be able to proceed with our plan of operations unless we achieve significant additional financing. If we achieve sufficient additional financing, of which there is no assurance, then the estimated cost and timeframe for completion of each of the above components of our plan of operations will be as follows:

1.
Product development is estimated to be completed over a timeframe of 7.5 months at an estimated cost of $350,000, and is intended to result in the manufacturing of 2,000 industry demonstration samples.

2.	Consultation feedback is estimated to take place over a timeframe of three months following completion of phase one at an estimated cost of $50,000.

3.	Marketing and licensing will follow phase two and is estimated to take three months at an estimated cost of $50,000.

4.
General expenditures over the next twelve months are estimated to be $15,000 per month, consisting of $12,000 per month in general administrative expenses and $3,000 per month in legal and accounting expenses relating to compliance with our reporting obligations.

We currently have a cash position of $55,043 at June 30, 2003. In addition, we have a current working capital deficit of $32,542 at June 30, 2003. Accordingly, we will require additional financing in order to proceed with our plan of operations, see “Liquidity and Capital Resources” below. If we achieve financing that is less than that required to pursue our stated plan of operations, then we will scale back our plan of operations to concentrate solely on the product development phase of our plan of operations. In this event, we will pursue product development to the extent of our financial resources.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

RESULTS OF OPERATIONS

Revenues

We have not earned any revenues from sales of our products to date. We do not anticipate earning revenues until such time as we have completed commercial development of products incorporating our Cool Can technology. We are presently in the development stage of our business and we can provide no assurance that we will be able to complete commercial development or successfully sell or license products incorporating our Cool Can technology once development is complete.

14 of 28

Operating Expenses

Our operating expenses were $840,330 for the year ended June 30, 2002, compared to operating expenses of $307,225 for the period ended June 30, 2001. Operating expenses for the years ended June 30, 2002 and June 30, 2001 included the following expenses:

	Year Ended June 30, 2002	Year Ended June 30, 2001
Professional Fees:	$45,000	$37,500
Product Development:	$11,325	$40,000
Management Fees:	$102,000	$102,000
Office Expenses:	$49,000	$64,000
Patent Related Fees:	$7,500	$12,500
Stock Compensation Expense:	$624,000	-

The increased operating expenses during the year ended June 30, 2002 were not reflective of increased product development activities during the year. Operating expenses during the year ended June 30, 2002 decreased to $216,330 net of stock compensation expenses of $624,000 in respect of options exercised during the year ended June 30, 2002.

Net Loss

We recorded a net loss of $840,330 for the year ended June 30, 2002, compared to a net loss of $307,255 for the year ended June 30, 2001. Our net loss was comprised entirely of operating expenses.

LIQUIDITY AND FINANCIAL CONDITION

We had cash on hand of $55,043 as at June 30, 2003. We had a working capital deficit of $32,542 as at June 30, 2003.

We were dependent on loans from certain of our shareholders during the year ended June 30, 2002 to finance our business operations. Loans from shareholders decreased to $143,928 as at June 30, 2002 from $296,732 as at June 30, 2001. These loans are outstanding as demand loans with no fixed date for repayment. There is no assurance that we will be able to obtain any additional loans from shareholders. Accrued but unpaid consultant fees payable to our president, Mr. Bruce Leitch, increased to $202,140 as at June 30, 2002 from $108,640 as at June 30, 2001.

In June 2003, we issued the Convertible Notes pursuant to Regulation S of the Securities Act. We sold $82,500 of the Convertible Notes in exchange for cash and the remaining $467,500 of the Convertible Notes were issued to certain of our creditors as payment of amounts owed to the creditors. In connection with the Convertible Note offering, we issued to Mr. Leitch a Convertible Note in the principal amount of $96,490 in settlement of amounts owed to Mr. Leitch for accrued but unpaid consultant fees.

Our current monthly operating expenses are approximately $15,000 per month. Our current cash reserves are only sufficient to enable us to operate for an additional one month. In addition, we require approximately $630,000 in order to carry out our plan of operations over the next twelve months. Accordingly, we will immediately require additional financing if we are to continue as a going concern and to finance our business operations. We anticipate that any additional financing would be through the sales of our common stock or other equity-based securities. We are presently in the process of negotiating private placements of securities to raise working capital to finance its operations. However, we do not have any arrangements in place for the sale of any of our securities and there is no assurance that we will be able to raise the additional capital that we require to continue operations. In the event that we are unable to raise additional financing on acceptable terms, we intend to reduce our product development efforts and may implement additional actions to reduce expenditures.

We anticipate that we will continue to incur losses for the foreseeable future, as we expect to incur substantial product development, marketing and operating expenses in implementing our plan of operations. Our future

15 of 28

financial results are uncertain due to a number of factors, many of which are outside of our control. These factors include, but are not limited to:

  our ability to develop a commercially marketable Cool Can product;

  the success of our planned license agreements for the Cool Can technology that we develop;

  our ability to raise additional capital necessary to implement our business strategy and plan of operation;

  our ability to compete with other chilled beverage container technology; and

  the success of any marketing and promotional campaign which we conduct for our Cool Can product once development is complete.

The financial statements accompanying this annual report contemplate our continuation as a going concern. However, we have sustained substantial losses and are still in the development stage. Additional funding will be necessary to continue development and marketing of our product. We intend to arrange for the sale of additional shares of our common stock to obtain additional operating capital for at least the next twelve months.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with United States generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.

We have identified a certain accounting policy, described below, that is most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 1 to the consolidated financial statements included in this annual report.

Intangibles

Intangible assets are amortized using the straight-line method over 10 years. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” as circumstances dictate, we evaluate whether changes have occurred that would require revision of the remaining estimated lives of recorded long-lived assets, including intangibles, or render those assets not recoverable. If such circumstances arise, recoverability is determined by comparing the undiscounted net cash flows of long-lived assets to their respective carrying values. The amount of impairment, if any, is measured based on the projected discounted cash flows using an appropriate discount rate. At this time, we believe that no significant impairment of intangibles, has occurred and that no reduction of the estimated useful lives of such assets is warranted.

RISKS RELATED TO OUR BUSINESS

WE MAY NOT BE ABLE TO CONTINUE OUR BUSINESS AS A GOING CONCERN.

Our ability to continue as a going concern and realize the carrying value of our assets is dependent upon our ability to obtain additional financing, restructure our debt, streamline our business and reduce our costs. We are currently in the process of identifying sources of additional financing, negotiating changes to our debt structure and evaluating our strategic options. However, there are no assurances that these plans can be accomplished on satisfactory terms, or at all, or that they will provide sufficient cash to fund our operations, pay the principal of, and interest on, our indebtedness, fund our other liquidity needs or permit us to refinance our indebtedness. Our inability to obtain additional financing, restructure our indebtedness, streamline our business or reduce our costs would have a material adverse effect on our financial condition, results of

16 of 28

operations and ability to satisfy our obligations, and may result in our pursuing a restructuring of our indebtedness either on a consensual basis or under the provisions of bankruptcy legislation, or liquidating our business and operations. Further, our inability to obtain additional financing or restructure our indebtedness, or our pursuing a restructuring of our indebtedness either on a consensual basis or under the provisions of bankruptcy legislation, may result in our securityholders losing all or a material portion of their investment in our securities.

WE REQUIRE ADDITIONAL FINANCING TO CONTINUE OUR PLAN OF OPERATIONS

Our plan of operations calls for significant expenses in connection with the development of our Cool Can product. Our current operating funds are insufficient to complete our plan of operations which will require an estimated $630,000 to be spent over the next 12 months developing and marketing a prototype of our Cool Can product in order to accomplish our goals. As of June 30, 2003, we had cash in the amount of $55,043. Therefore, we will need to obtain additional financing in order to complete our prototype development. We will also require additional financing if the costs of our Cool Can product development are greater than anticipated. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

  we incur unexpected costs in completing the development of our prototype or encounter any unexpected technical or other difficulties;

  we incur delays and additional expenses as a result of technology failure;

  we are unable to create a substantial market for our products; or

  we incur any significant unanticipated expenses.

The occurrence of any of the aforementioned events could adversely affect our ability to meet our plan of operations.

If we are unable to obtain additional financing in the amounts and on terms deemed acceptable to us, our business and future success may be adversely affected.

OUR PRODUCT DEVELOPMENT PROGRAM MAY NOT BE SUCCESSFUL

Once we complete our prototype development there is no assurance that our prototype will work as expected. In the event we successfully develop a prototype, there is no assurance that we will be able to manufacture the prototype at a reasonable cost. Even if we are able to manufacture the prototype at a reasonable cost, there is no assurance that the price of our Cool Can product will not be excessive, precluding the product from generating sufficient consumer or market acceptance.

IF WE ARE UNABLE TO ACHIEVE MARKET ACCEPTANCE FOR OUR PRODUCTS, WE WILL BE UNABLE TO BUILD OUR BUSINESS

To date, we have entered into only one licensing agreement with respect to our Cool Can proprietary technology. Our success will depend on the acceptance of our Cool Can technology by the beverage industry, as well as by related businesses and the general public. Achieving such acceptance will require significant research and development investment. Our technology generally, and our proposed Cool Can product specifically, may not achieve widespread acceptance by businesses in general, or by major beverage suppliers, beverage manufacturers or agents thereof, which could limit our ability to develop and expand our business. The market for self-chilling beverages is relatively new and is evolving. Our ability to generate revenue in the future depends on the acceptance by both our customers and beverage manufacturers in general. The adoption of our Cool Can product could be hindered by the perceived costs of this new technology to consumers and beverage brand owners. Accordingly, in order to achieve commercial acceptance, we will have to educate prospective customers, including large, established beverage manufacturers, about the uses and benefits of our Cool Can technology. If these efforts fail, or if our Cool Can product does not achieve commercial acceptance, our business could be harmed.

17 of 28

WE HAVE A LIMITED OPERATING HISTORY.

We have a relatively short operating history and we are involved in a rapidly evolving and unpredictable industry.

18 of 28

ITEM 7.         FINANCIAL STATEMENTS.

19 of 28

COOL CAN TECHNOLOGIES, INC.
(A Development Stage Company)

FINANCIAL REPORT

JUNE 30, 2002

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders
Cool Can Technologies, Inc.

We have audited the accompanying balance sheets of Cool Can Technologies, Inc., a Minnesota corporation, (a development stage company) as of June 30, 2002 and 2001, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended June 30, 2002 and 2001 and the period from inception (April 1, 1998) through June 30, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements present fairly, in all material respects, the financial position of Cool Can Technologies, Inc. as of June 30, 2002 and 2001, and the results of its operations and its cash flows for the years ended June 30, 2002 and 2001 and the period from inception (April 1, 1998) through June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Notes 1 and 9 to the financial statements, the Company is in the development stage; planned principal operations have not yet commenced. Successful continued development of the Company is dependent upon its ability to obtain additional financing through contributions of equity capital and/or debt issuance. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

VIRCHOW, KRAUSE & COMPANY, LLP

Minneapolis, Minnesota
July 24, 2003

COOL CAN TECHNOLOGIES, INC.
(A Development Stage Company)

BALANCE SHEETS
June 30, 2002 and 2001

ASSETS	2002	2001

CURRENT ASSETS:
Cash	$-	$1,515

INTANGIBLES	36,800	39,200
	$36,800	$40,715

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$78,604	$71,885
Accounts payable, stockholders	202,140	108,640
Due to stockholders	143,928	296,732
	424,672	477,257

STOCKHOLDERS’ DEFICIT:
Preferred stock, no par value, 50,000,000 shares authorized,
none issued or outstanding	-	-
Common stock, no par value, 100,000,000 shares authorized,
19,352,966 and 18,127,966 shares issued and outstanding	664,769	279,769
Additional paid in capital	504,000	-
Deficit accumulated during the development stage	(1,556,641)	(716,311)
	(387,872)	(436,542)

	$36,800	$40,715

See Notes to Financial Statements.

COOL CAN TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

			Period From
			Inception
			(April 1, 1998)
	Year Ended	Year Ended	Through
	June 30,	June 30,	June 30,
	2002	2001	2002

Revenues	$-	$-	$-

Administrative pre-opening and
development expenses	(216,330)	(307,225)	(932,641)
Stock compensation expense	(624,000)	-	(624,000)

Net loss	$(840,330)	$(307,225)	$(1,556,641)

Basic loss per common share	$(.04)	$(.02)	$(.10)

Diluted loss per common share	$(.04)	$(.02)	$(.10)

Weighted average outstanding shares	18,916,528	18,127,966	16,058,072

See Notes to Financial Statements.

COOL CAN TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

						Deficit
						Accumulated
			Additional	Amount	Stock	During the
	Common Stock		Paid In	Per	Subscription	Development
	Shares	Amount	Capital	Share	Receivable	Stage

Balance, April 1, 1998	-	$-	$-		$-	$-
Net loss	-	-	-		-	(6,345)
Balance, June 30, 1998	-	-	-		-	(6,345)
Shares issued for cash - July and August 1998	17,820,000	17,820	-	.001	-	-
Shares issued for cash - September 1998	200,000	100,000	-	.50	-	-
Shares issued for cash - April 1999	36,820	55,230	-	1.50	-	-
Shares issued for receivable - April 1999	71,146	106,719	-	1.50	(106,719)	-
Payment on receivable	-	-	-		106,719	-
Net loss	-	-	-		-	(228,505)
Balance, June 30, 1999	18,127,966	279,769	-		-	(234,850)
Net loss	-	-	-		-	(174,236)
Balance, June 30, 2000	18,127,966	279,769	-		-	(409,086)
Net loss	-	-	-		-	(307,225)
Balance, June 30, 2001	18,127,966	279,769	-		-	(716,311)
Shares issued for stockholder debt - October 2001	500,000	275,000	-	.55	-	-
Shares issued for cash - October 2001	125,000	50,000	-	.40	-	-
Shares issued for stockholder debt - November 2001	500,000	50,000	-	.10	-	-
Shares issued for accounts payable - November 2001	100,000	10,000	-	.10	-	-
Stock option compensation expense	-	-	504,000		-	-
Net loss	-	-	-		-	(840,330)
Balance, June 30, 2002	19,352,966	$664,769	$504,000		$-	$(1,556,641)

See Notes to Financial Statements.

COOL CAN TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			Period From
			Inception
			(April 1, 1998)
	Year Ended	Year Ended	Through
	June 30,	June 30,	June 30,
	2002	2001	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(840,330)	$(307,225)	$(1,556,641)
Amortization expense	2,400	2,400	7,200
Compensation expense, options to nonemployees	504,000	-	504,000
Excess of fair value of common stock issued over carrying
amount of debt	120,000	-	120,000
Increase in accounts payable	16,719	46,510	88,604
Increase in accounts payable, stockholders	93,500	44,250	202,140
	(103,711)	(214,065)	(634,697)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangibles	-	(20,000)	(44,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	50,000	-	329,769
Net proceeds from due to stockholders	52,196	235,001	348,928
	102,196	235,001	678,697

Increase (decrease) in cash	(1,515)	936	-

Cash:
Beginning	1,515	579	-

Ending	$-	$1,515	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:

Stock issued for amount due to stockholders	$205,000	$-	$205,000

Stock issued for accounts payable	$10,000	$-	$10,000

See Notes to Financial Statements.

COOL CAN TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 1.

Nature of Business and Summary of Significant Accounting Policies:

Organization and activities:

The Company was incorporated on April 1, 1998 in the state of Minnesota. The Company was formed to act as a holding company for manufacturing companies and since inception, has devoted its efforts to raising capital and pre-opening activities. The Company owns a patent for a self-chilling beverage container and parts therefore. See note 8.

The Company is considered to be in the development stage and the accompanying financial statements represent those of a development stage enterprise, and therefore, are subject to the usual business risks of development stage companies. The Company has had no operations. Research and development costs are expensed as incurred.

A summary of the Company’s significant accounting policies follows:

Income taxes:

Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment.

Intangibles:

Intangible assets (Note 5) are amortized using the straight-line method over 10 years. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” as circumstances dictate, the Company evaluates whether changes have occurred that would require revision of the remaining estimated lives of recorded long-lived assets, including intangibles, or render those assets not recoverable. If such circumstances arise, recoverability is determined by comparing the undiscounted net cash flows of long-lived assets to their respective carrying values. The amount of impairment, if any, is measured based on the projected discounted cash flows using an appropriate discount rate. At this time, the Company believes that no significant impairment of intangibles, has occurred and that no reduction of the estimated useful lives of such assets is warranted. Amortization expense for each of the years ended June 30, 2002 and 2001 was $2,400 and accumulated amortization was $4,800 and $2,400, respectively.

Stock-based compensation:

The Company applies Accounting Principles Board (APB) Opinion 25 “Accounting for Stock Issued to Employees” and related Interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for stock options issued to employees for the years ended June 30, 2002 and 2001 or the period from inception through June 30, 2002. Stock options and warrants issued to nonemployees are recorded at fair value, as required by SFAS No. 123, using the Black Scholes pricing model.

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net loss and loss per common share would have been changed to the pro forma amounts indicated below:

COOL CAN TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

	2002	2001
Net loss	$(840,330)	$(307,225)

Pro forma net loss	(888,330)	(907,225)

Stock based compensation
As reported	504,000	0
Pro forma	48,000	600,000

Basic and diluted loss per common share
As reported	$(.04)	$(.02)
Pro forma	$(.05)	$(.05)

The fair value of each option was estimated using the Black-Scholes option-pricing model with the following assumptions for the years ended June 30, 2002 and 2001:

Risk-free interest rate	2.5-3.0%
Expected lives	1-2 years
Volatility	95%

Loss per common share:

Loss per share is computed based on the weighted average number of common shares outstanding. Potential issuances that would reduce loss per common share are considered anti-dilutive and are excluded from the computation.

Advertising:

Advertising costs, if any, are expensed as they occur. Advertising costs were $0 and $14,662 for 2002 and 2001, respectively and $14,662 for the period from inception through June 30, 2002.

Recently issued accounting pronouncements:

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires business combinations initiated after June 20, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS No. 142 will require that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. The implementation of these standards did not have a material impact on the Company financial statements.

In June 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations.” SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company believes the adoption of SFAS No. 143 will not have a material effect on the Company's financial statements.

In August 2001, the FASB issued SFAS No. 144 - "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard supersedes SFAS No. 121 - "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." The standard retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used, while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands on the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The implementation of this standard did not have a material impact on the Company's financial statements.

COOL CAN TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” for fiscal years beginning after May 15, 2002. The Company believes the adoption of SFAS No. 145 will not have a material effect on the Company's financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, SFAS No. 146 states the liability should be initially measured at fair value. The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes the adoption of SFAS No. 146 will not have a material effect on the Company's financial statements.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 is effective October 1, 2002. The adoption of SFAS No. 147 will not have a material effect on the Company's financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also provides required additional disclosures about the method of accounting for stock-based employee compensation. The amendments are effective for financial statements for fiscal years ending after December 15, 2002 and for the interim periods beginning after December 15, 2002. The Company has currently chosen not to adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation, pursuant to SFAS No. 148, which, if adopted, could have a material effect on the Company's financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," effective for contracts entered into or modified after June 30, 2003. This amendment clarifies when a contract meets the characteristics of a derivative, clarifies when a derivate contains a financing component and amends certain other existing pronouncements. The Company believes the adoption of SFAS No. 149 will not have a material effect on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires the classification as a liability of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares. The Company does not have any financial instruments as defined by SFAS No. 150. The Company believes the adoption of SFAS No. 150 will not have a material effect on the Company's financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 clarifies the requirements for a guarantor’s accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements for periods ending after December 15, 2002. The Company believes the adoption of FIN 45 will not have a material effect on the Company's financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 states that companies that have exposure to the economic risks and potential rewards from another entity’s assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. The consolidation requirements apply to all variable interest entities created after January 31, 2003. For variable interest entities that existed prior to February 1, 2003, the consolidation requirements are effective for

COOL CAN TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

annual or interim periods beginning after June 15, 2003. Disclosure of significant variable interest entities is required in all financial statements issued after January 31, 2003, regardless of when the variable interest was created. The Company does not expect the adoption of FIN 46 to have a material impact on its financial statements.

Estimates and assumptions:

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

Carrying value of financial instruments:

The carrying value of the Company’s financial instruments approximates fair value at June 30, 2002 and 2001.

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

The provision (benefit) for income taxes differs from the amount computed by applying the U.S. federal income tax rate to loss before income taxes as follows:

	2002	2001
Expected tax (benefit) at statutory rate	$(298,000)	$(115,000)
State tax effects	(55,000)	(21,000)
Effect of graduated federal rates	4,500	4,500
Increase in valuation allowance	348,500	131,500
	$-	$-

Tax law provides for limitation on the use of future loss carryovers should significant ownership changes occur. The following is a summary of deferred taxes:

	2002	2001
Deferred tax assets:
Pre-opening costs	$638,000	$289,500
Valuation allowance	(638,000)	(289,500)
	$-	$-

Note 3.

Stockholders’ Equity:

The Board of Directors have the power and authority to fix by resolution any designation, class, series, voting power, preference, right, qualification, limitation, restriction, dividend, time and place of redemption,

COOL CAN TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

and conversion right with respect to any stock of the corporation.

Note 4.

Related Party Transactions:

The Company currently has a consulting arrangement with an officer/stockholder requiring payments of $8,500 per month. Such consulting fees totaled $102,000 for both of the years ended June 30, 2002 and 2001. Consulting fees from inception through June 30, 2002 totaled $382,500.

Note 5.

Intangibles:

A United States patent for a self-chilling beverage container and parts therefore was obtained by a founding stockholder on March 11, 1997. During 1998, the patent and patent holder rights thereunder were sold to the Company for $1. Subsequent costs in June 1999 of $24,000 to file foreign patent applications have been similarly capitalized.

In April 2001, the Company acquired a patent pending from certain stockholders which expands on the above patent. The acquisition agreement required the payment by the Company to the stockholders of $20,000. In addition, the Company was to issue to the stockholders: (i) 150,000 shares of the Company’s common stock upon the grant of a patent in connection with the acquired patent pending; and (ii) an additional 90,000 shares for each country in respect of which the Company grants a license of the acquired technology, for the first ten countries, and 60,000 shares for each additional country, to a maximum of 1,500,000 shares under the acquisition agreement. The Company was to also pay an ongoing royalty to the stockholders based on sales of products incorporating the technology as follows: (i) 4.5% of gross profits achieved by the Company on products incorporating the technology; and (ii) 15% of any licensing revenues or royalty payments earned by the Company on licenses of the acquired technology. The Company had agreed to use its best efforts to commercialize the acquired technology and to apply to the United States Patent Office for a grant of a patent relating to the patent pending. The agreement was cancelled due to the Company’s default under the agreement on June 14, 2003.

Note 6.

Stock Option Plan:

The Company adopted a Stock Option Plan on June 21, 2000 which authorizes an initial 3,600,000 shares for issuance of incentive and non-qualified stock options to non-employees. The maximum aggregate number of shares that may be optioned and sold under the Plan will increase each quarter upon conditions outlined in the Plan. Options expire as determined by the Company but in no event later than ten years after the date the options are granted.

Information relating to stock options is as follows:

		Weighted
	Number	Average
	of Shares	Exercise Price
Under option, June 30, 2000	3,600,000	$1.50

Cancelled	(550,000)	1.50
Granted	500,000	1.50
Under option, June 30, 2001	3,550,000	.1.50
Exercised – conversion of debt and accounts payable	(1,100,000)	.30
Cancelled	(550,000)	.60
Granted	600,000.10
Under option, June 30, 2002	2,500,000	$.53

Exercisable at June 30, 2002	2,500,000	$.53

COOL CAN TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Exercise prices ranged from $.31 to $.60 at June 30, 2002 and the weighted-average remaining contractual life was 1.2 years. During the year ended June 30, 2002, based on the decrease in the market price of the Company’s common stock, the Company repriced its stock options. There has been no accounting consequence or compensation as of June 30, 2002 for the options repriced.

Note 7.

Commitments:

The Company rented 2,875 square feet of office space in Calabasas, California under terms of an operating lease which called for monthly rentals of approximately $4,750 through October 2005. The Company vacated the premises and the space was subsequently leased to another tenant. Rent expense for the years ended June 30, 2002 and 2001 was $45,600 and $26,300, respectively. Rent expense since inception through June 30, 2002 totaled $85,720.

Note 8.

License Agreement:

On June 5, 2002, the Company entered into a license agreement with Balsam Ventures, Inc. (BVI) whereby the Company granted to BVI an exclusive license to manufacture, use and sell the Company’s proprietary technology. The agreement required BVI to pay the Company $200,000 within ninety days, expend $1,800,000 in development expenditures, and pay to the Company 5% of gross profits and 5% of gross revenues on sales of licensed apparatus products. As consideration for granting the second 90 day extension to BVI on September 2, 2002, the Company received 300,000 restricted shares from BVI. The license agreement has been extended several times with the last extension being granted on June 5, 2003 until September 30, 2003.

Note 9.

Company’s Continued Existence:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses and is still in the development stage. Additional funding will be necessary to continue development and marketing of the product. The Company intends to arrange for the sale of additional shares of stock to obtain additional operating capital for at least the next twelve months.

Note 10.

Subsequent Event:

During the period from January through June 2003, the Company issued $550,000 of 10% convertible notes pursuant to Regulation S of the Securities Act of 1933. The convertible notes are due on or before December 31, 2005 and the holder of the note has the right to convert the note into the Company’s common stock at any time prior to the maturity date. The note is convertible at the lesser of $.001 or 50% of the average trading price of the Company’s common stock for the 10 trading days preceding the date of conversion. The Company may at its option elect to pay a portion of the interest due by issuing the Company’s common stock as defined in the convertible note agreement.

ITEM 8.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.      CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2002, being the date of our fiscal year end covered by this Annual Report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Bruce Leitch. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During our fiscal year ended June 30, 2002, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(3)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

20 of 28

PART III

ITEM 9.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following information sets forth the names of our officers and directors, their present positions with our company, and their biographical information.

Name of Director	Age	Position

Bruce T. Leitch	46	President, Secretary, Treasurer and Director

Jerry McNabb	59	Director

BRUCE T. LEITCH. Mr. Leitch has been our president and a director since our inception. Mr. Leitch was appointed as our secretary and treasurer on September 20, 2001. Mr. Leitch was president of Western Canada Beverage Corp., since 1992, and after its merger with Selkirk Springs International Corp. to form Canadian Glacier Beverage Corp. he was vice-president of the merged entity until its sale in April, 1998.

JERRY MCNABB. Mr. McNabb is one of our directors. Mr. McNabb was appointed as one of our directors on May 20, 1999. Mr McNabb was formerly the president of BevOnline, Inc., and vice-president of Sawridge Waters, Inc., a bottled water business, from 1993 to 1999. Mr. McNabb was previously employed by the Coca-Cola Company and the Adolph Coors Company. Mr. NcNabb is presently an independent consultant working exclusively in the beverage industry.

Committees of the Board Of Directors

We presently do not have an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees. However, our board of directors will consider establishing various committees during the current fiscal year.

Terms of Office

Our directors are appointed for one-year terms to hold office until the next annual general meeting of the holders of our Common Stock or until removed from office in accordance with our by-laws. Our officers are appointed by our board of directors and hold office until removed by our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

The following persons have failed to file, on a timely basis, the identified reports required by section 16(a) of the Exchange Act during the most recent fiscal year:

	Number	Transactions	Known Failures
	Of Late	Not Timely	To File a Required
Name and Principal Position	Reports	Reported	Form

Bruce Leitch, Director	One	One	0
President

21 of 28

ITEM 10.        EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for all services rendered in all capacities to us for the fiscal period ended June 30, 2002.

		Annual Compensation				Long Term Compensation
					Other Annual	Restricted	Options/*	LTIP	All Other
Name	Title	Year	Salary	Bonus	Compensation	Stock Awarded	SARs (#)	payouts ($)	Compensation

Bruce	President,	2002	$102,000	Nil	Nil	Nil	Nil	Nil	Nil
Leitch(1)	Secretary,	2001	$102,000	Nil	Nil	Nil	Nil	Nil	Nil
	Treasurer	2000	$110,500	Nil	Nil	Nil	Nil	Nil	Nil
	& Director

(1)	Mr. Leitch has acted as a management consultant to our company and was paid under the arrangement the sum of $8,500 per month until December 31, 2002.

STOCK OPTION GRANTS

The following table sets forth information with respect to stock options granted to each of our directors and officers during our most recent fiscal year ended June 30, 2002:

OPTION/SAR GRANTS IN LAST FISCAL YEAR (INDIVIDUAL GRANTS)
Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees	Exercise Price (per Share)	Expiration Date
Bruce Leitch, President, Secretary, Treasurer and Director	Nil	N/A	N/A	N/A
Jerry McNabb, Director	Nil	N/A	N/A	N/A

EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES

The following is a summary of the share purchase options exercised by our officers, directors and employees during the financial year ended June 30, 2002:

AGGREGATED OPTION/SAR EXERCISES DURING THE LAST FINANCIAL YEAR END AND FINANCIAL YEAR-END OPTION/SAR VALUES
Name	Common Shares Acquired on Exercise ($)	Value Realized ($)	Unexercised Options at Financial Year-End (#) exercisable / unexercisable	Value of Unexercised In-The- Money Options/SARs at Financial Year-End ($) exercisable /unexercisable
Bruce Leitch, President, Secretary, Treasurer and Director	Nil	N/A	500,000	Nil
Jerry McNabb, Director	Nil	N/A	50,000	Nil

22 of 28

EMPLOYMENT CONTRACTS

Mr. Leitch, our President, has acted as a management consultant to our company and was paid under the arrangement the sum of $8,500 per month until December 31, 2002. As of January 1, 2003 Mr. Leitch received $5,000 per month for his management consulting services provided to our company.

REPRICING OF OPTIONS

In October, 2001, we repriced 1,050,000 of our stock options to $0.31 per share for directors and employees. 500,000 of these options were subsequently exercised at $0.31 per share. Bruce Leitch, our president, and Jerry McNabb, a director of our company, held 500,000 and 50,000 options, respectively during the fiscal year ended June 30, 2002. The stock options were repriced to reflect the market value of the stock at that time, and to allow the options to continue to operate as an incentive to our directors and employees. See Note 6 to our financial statements attached to this annual report.

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 30, 2003 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

	Name and address	Number of Shares	Percentage of
Title of class	of beneficial owner	of Common Stock	Common Stock(1)

Common Stock	Bruce Leitch	96,657,000(2)	83.4%(2)
	Director, President,
	Secretary & Treasurer
	698 Seymour Street, Suite 311
	Vancouver, British Columbia

Common Stock	Jerry McNabb	-	0%
	Director,
	698 Seymour Street, Suite 311
	Vancouver, British Columbia

Common Stock	All Officers	96,657,000(2)	83.4%(2)
	and Directors as a
	Group (2 persons)

5% SHAREHOLDERS

Common Stock	Delta Technologies Group Inc.	2,500,000(3)	12.9%
	6155 Carpenteria Ave.
	Carpenteria, CA 93013

Common Stock	General Beverage Corp.	2,000,000(4)	10.3%
	6155 Carpenteria Ave.
	Carpenteria, CA 93013

23 of 28

Common Stock	David St. James	2,800,000(5)	14.5%
	1187 Coast Village Rd.
	#1-414, Santa Barbara CA
	93108

Common Stock	Melanie St. James	2,800,000(6)	14.5%
	163 Hot Springs Rd.
	Montecito, CA 93108

(1)
Based on 19,352,966 shares of our common stock issued and outstanding as of December 30, 2003. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 30, 2003.

(2)
Consists of 167,000 shares held by Bruce Leitch and 96,490,000 shares that are immediately acquirable upon conversion of the Convertible Notes held by Mr. Leitch. Mr. Leitch holds Convertible Notes in the principal amount of $96,490. These Convertible Notes are convertible into 96,490,000 of our common shares which is in excess of our current authorized capital. We intend to increase our authorized capital to provide for the number shares exercisable upon conversion of the Convertible Notes.

(3)	Delta Technologies Group Ltd. is a private company controlled by David St. James, Melanie St. James and George Baxter.

(4)	General Beverage Corp. is a Nevada corporation. David St. James. is the largest shareholder of General Beverage Corp.

(5)	Includes 300,000 shares held by David St. James and 2,500,000 shares in the name of Delta Technologies Group, Inc.

(6)	Includes 300,000 shares held by Melanie St. James and 2,500,000 shares in the name of Delta Technologies Group, Inc.

Except as otherwise noted, it is believed by us that all persons have full voting and investment power with respect to the shares indicated. Under the rules of the SEC, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

Security Ownership of Management

We are not aware of any arrangement that might result in a change in control in the future.

Securities Authorized for Issuance under Equity Compensation Plans

24 of 28

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the most recently completed fiscal year. In June, 2000, our board of directors approved the 2000 Stock Option Plan (the “Plan”). Under the Plan, options to purchase up to 3,600,000 shares of our common stock may be granted to our employees, officers, directors, and eligible consultants of our company. The Plan provides that the option price be the fair market value of the stock at the date of grant as determined by the Board of Directors. Options granted become exercisable and expire as determined by the Board of Directors. For a more detailed discussion, please refer to Note 6 to our financial statements attached to this annual report.

EQUITY COMPENSATION PLAN INFORMATION AS AT JUNE 30, 2002
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	N/A	N/A	N/A
Equity Compensation Plans not approved by security holders	2,500,000	$0.53	1,100,000
Total	2,500,000	$0.53	1,100,000

2000 Stock Option Plan

On June 21, 2000, we established our 2000 Stock Option Plan. The purpose of the Plan is to advance the interests of our company and our stockholders by strengthening our ability to obtain and retain the services of the types of employees, consultants, officers and directors who will contribute to our long term success and to provide incentives which are linked directly to increases in stock value which will inure to the benefit of all our stockholders. The Plan is administered by our Board of Directors or by a committee of two or more non-employee directors appointed by the Board of Directors (the "Administrator"). Subject to the provisions of the Plan, the Administrator has full and final authority to grant the awards of stock options and to determine the terms and conditions of the awards and the number of shares to be issued pursuant thereto. Options granted under the Plan may be either "incentive stock options," which qualify for special tax treatment under the Internal Revenue Code of 1986, as amended, (the “Code”) or nonqualified stock options.

All of our employees and members of our Board of Directors are eligible to be granted options. Individuals who have rendered or are expected to render advisory or consulting services to us are also eligible to receive options. The maximum number of shares of our common stock with respect to which options or rights may be granted under the Plan to any participant is 3,600,000 shares, subject to certain adjustments to prevent dilution. The aggregate number of shares underlying options granted to any eligible person during any calendar year may not exceed 3% of our issued and outstanding common shares.

The exact terms of the option granted are contained in an option agreement between us and the person to whom such option is granted. Eligible employees are not required to pay anything to receive options. The exercise price for incentive stock options and non-qualified stock options must be no less than 85% of the fair market value of the common stock on the date of grant. An option holder may exercise options from time to time, subject to vesting. Options will vest immediately upon death or disability of a participant and upon certain change of control events.

25 of 28

The Administrator may amend the Plan at any time and in any manner, subject to the following: (1) no recipient of any award may, without his or her consent, be deprived thereof or of any of his or her rights thereunder or with respect thereto as a result of such amendment or termination; and (2) no outstanding stock options may be modified in any manner that would cause such option not to qualify as an incentive stock option for the purposes of Section 422 of the Code.

The Plan terminates on June 21, 2010 unless sooner terminated by action of the Board of Directors. All awards granted under the Plan expire ten years from the date of grant, or such shorter period as is determined by the Administrator. No option is exercisable by any person after such expiration. If an award expires, terminates or is canceled, the shares of our common stock not purchased thereunder shall again be available for issuance under the Plan.

We filed a registration statement under the Securities Act of 1933, as amended, to register the 3,600,000 shares of our common stock reserved for issuance under the Plan on October 11, 2001.

ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as disclosed below, none of the following parties has, during the last two years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

  Any of our directors or officers;
  Any person proposed as a nominee for election as a director;
  Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
  Any of our promoters; and
  Any relative or spouse of any of the foregoing persons who has the same house as such person.

Acquisition of Patent Pending

On April 18, 2001, we acquired a patent pending for the PET Container Technology from Melanie St. James, David St. James and Edward Halimi. In April, 2003 we determined not to make the required payments on our Patent Transfer Agreement and as a result relinquished our interest in the patent pending for the PET Container Technology. Our interest in the technology reverted in June, 2003 to the owners Melanie St. James, David St. James and Edward Halimi of the patent pending under the terms of our agreement with the owners. Each of Melanie St. James and David St. James is the owner of more than 5% of our outstanding common stock. See “Item 1. Description of Business” for a summary of this transaction.

Management Contracts

Mr. Leitch, our President, has acted as a management consultant to our company and was paid under the arrangement the sum of $8,500 per month until December 31, 2002. As of January 1, 2003 Mr. Leitch received $5,000 per month for his management consulting services provided to our company. See “Item 10. Executive Compensation”.

Convertible Notes

Mr. Leitch received a Convertible Note in the principal amount of $96,490 in settlement of amounts owed by our company to Mr. Leitch on account of accrued but unpaid consultant fees. The Convertible Note was issued pursuant to Regulation S of the Securities Act. See “Item 5. Market for Common Equity and Related Stockholder Matters – Recent Sales of Unregistered Securities”.

26 of 28

ITEM 13.        EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibit

3	Articles of Incorporation and Bylaws(1)

10.1	Sale of Patent Agreement dated as of June 15, 1998 between Cool Can Technologies, Inc. and Edward Halimi(1)

10.2	Patent and Technology Transfer Agreement dated April 18, 2001 among Cool Can Technologies, Inc., David St. James, Melanie St. James and Edward Halimi.(2)

10.3	Exclusive License Agreement dated June 5, 2002 between Balsam Ventures, Inc., and Cool Can Technologies Inc.(3)

10.4	Form of Convertible Note

10.5	Form of Subscription Agreement between Cool Can Technologies, Inc. and the Convertible Noteholders

10.6	Exclusive License Agreement dated for reference November 30, 2003 between Balsam Ventures, Inc. and Cool Can Technologies Inc. (4)

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with the SEC as an exhibit to our registration statement on Form 10SB originally filed on August 26, 1999, as amended.
(2)	Filed with the SEC as an exhibit to our annual report on Form 10-KSB for the year ended June 30, 2001.
(3)	Filed with the SEC on June 20, 2002 as an exhibit to our current report on Form 8-K.
(4)	Filed with the SEC on January 9, 2004 as an exhibit to our current report on Form 8-K.

(b) Reports on Form 8-K.

The following reports on Form 8-K were filed during the last quarter of our fiscal year ended June 30, 2002.

Date of Form 8-K	Date of Filing with the SEC	Description of the Form 8-K

June 6, 2002	June 30, 2002	Disclosure of Exclusive License Agreement dated June 6, 2002.
January 8, 2004	January 9, 2004	Disclosure of exclusive License Agreement dated for reference November 6, 2003

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Not required

27 of 28

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COOL CAN TECHNOLOGIES, INC.

By:          /s/ Bruce T. Leitch
                Bruce T. Leitch, President, Chief Executive Officer
                and Chief Financial Officer
                Director
                Date: January 5, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:          /s/ Bruce T. Leitch
                Bruce T. Leitch, President, Chief Executive Officer
                and Chief Financial Officer
                Director
                Date: January 5, 2004

By:          /s/ Jerry McNabb
                Jerry McNabb
                Director
                Date: January 5, 2004