Form 10QSB
period 2002-09-30
COOL CAN TECHNOLOGIES INC/CA
filed 2004-01-15
CIK 1067286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2002

☐  Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period __________ to __________

Commission File Number 000-27147

COOL CAN TECHNOLOGIES, INC.
(Exact name of small Business Issuer as specified in its charter)

Minnesota	95-4705831
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

698 Seymour Street, Suite 311
Vancouver, British Columbia	V6B-3K6
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:	(604) 688- 8619

NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: ☐  Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of December 30, 2003 the issuer had outstanding 19,352,966 shares of Common Stock.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART 1 - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended September 30, 2002 are not necessarily indicative of the results that can be expected for the year ending June 30, 2003.

COOL CAN TECHNOLOGIES, INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS

	September 30,	June 30,
ASSETS	2002	2002
	(unaudited)	(audited)
CURRENT ASSETS:
Cash	$-	$-

AVAILABLE-FOR-SALE SECURITIES	27,000	-

INTANGIBLES, NET	36,200	36,800
Total assets	$63,200	$36,800

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$90,339	$78,604
Accounts payable, stockholders	227,640	202,140
Due to stockholders	145,030	143,928
Total current liabilities	463,009	424,672

STOCKHOLDERS' DEFICIT:
Preferred stock	-	-
Common stock	664,769	664,769
Additional paid in capital	504,000	504,000
Accumulated other comprehensive loss	(36,000)	-
Deficit accumulated during the developmental stage	(1,532,578)	(1,556,641)
Total stockholders' deficit	(399,809)	(387,872)

Total liabilities and stockholders' deficit	$63,200	$36,800

See accompanying notes to financial statements

COOL CAN TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

			Period from Inception
	Three Months Ended		(April 1,1998)
	September 30,		Through
	2002	2001	September 30, 2002

Revenues	$63,000	$-	$63,000

Administrative pre-opening and development expenses	(38,937)	(59,098)	(1,595,578)

Net Income (Loss)	24,063	(59,098)	(1,532,578)

Other comprehensive loss - unrealized loss on available-
for-sale securities	(36,000)	-	(36,000)

Comprehensive Loss	$(11,937)	$(59,098)	$(1,568,578)

Loss per common share - basic	$0.00	$(0.00)	$(0.10)

Loss per common share - diluted	$0.00	$(0.00)	$(0.10)

Weighted average outstanding shares	19,352,966	18,127,966	16,253,388

See accompanying notes to financial statements

COOL CAN TECHNOLOGIES, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from Inception
	Three Months Ended		(April 1,1998)
	September 30,		Through
	2002	2001	September 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$24,063	$(59,098)	$(1,532,578)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	600	600	7,800
Receipt of available-for-sale securities for
agreement extension	(63,000)	-	(63,000)
Compensation expense, options to nonemployees	-	-	504,000
Excess of fair value of common stock issued over
carrying amount of debt	-	-	120,000
Changes in assets and liabilities:
Accounts payable	11,735	(18,252)	100,339
Accounts payable - stockholders	25,500	25,500	227,640
Due to stockholders	1,102	-	1,102
Net cash flows from operating activities	-	(51,250)	(634,697)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangibles	-	-	(44,000)
Net cash flows from operating activities	-	-	(44,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceed from issuing common stock	-	-	329,769
Due from stockholders	-	50,000	348,928
Net cash flows from financing activities	-	50,000	678,697

Net change in cash	-	(1,250)	-

Cash - beginning of year	-	1,515	-

Cash - end of period	$-	$265	$-

See accompanying notes to financial statements

COOL CAN TECHNOLOGIES, INC.
(A Development Stage Company)

Notes to Financial Statements

Note 1.     Nature of Business and Summary of Significant Accounting Policies:

Condensed Financial Statements

The condensed balance sheet of Cool Can Technologies, Inc. (the Company) as of September 30, 2002, the statements of operations and cash flows for the periods ended September 30, 2002 and 2001 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at September 30, 2002 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2002 audited financial statements. The results of operations for the period ended September 30, 2002 are not necessarily indicative of the operating results for the full year.

Organization and activities

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

Stock based compensation

The Company applies Accounting Principles Board (APB) Opinion 25 “Accounting for Stock Issued to Employees” and related Interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for stock options issued to employees for the periods ended September 30, 2002 and 2001 or the period from inception through September 30, 2002. Stock options and warrants issued to nonemployees are recorded at fair value, as required by SFAS No. 123, using the Black Scholes pricing model.

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net loss and loss per common share would not have changed because there was no stock option activity and therefore no compensation expense during the periods.

Loss per common share

Loss per share is computed based on the weighted average number of common shares outstanding. Potential issuances that would reduce dilutive loss per common share are considered anti-dilutive and are excluded from the computation.

COOL CAN TECHNOLOGIES, INC.
(A Development Stage Company)

Notes to Financial Statements

Note 2.     License Agreement

On June 5, 2002, the Company entered into a license agreement with Balsam Ventures, Inc. (BVI) whereby the Company granted to BVI an exclusive license to manufacture, use and sell the Company’s proprietary technology. The agreement required BVI to pay the Company $200,000 within ninety days expend $1,800,000 in development expenditures, and pay to the Company 5% of gross profits and 5% of gross revenues on sales of licensed apparatus products. As consideration for granting the second 90 day extension to BVI on September 2, 2002, the Company received 300,000 restricted shares from BVI. The Company reported the value of these restricted shares at $63,000. The license agreement has been extended several times with the last extension being granted on September 30, 2003 until November 30, 2003.

Note 3. Subsequent Events:

Subsequent to September 30, 2002 all 2,500,000 stock options either expired or were cancelled.

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

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties, including statements regarding Cool Can Technologies, Inc.’s (the “Company”) capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in other reports the Company files with the Securities and Exchange Commission (the “SEC”). These factors may cause the Company’s actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

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

Our proposed product is referred to by us as the “Cool Can” product and consists of a module for insertion in an aluminium beverage container that incorporates a cartridge of liquid carbon dioxide (“CO2”) that is held in place by a cartridge holder. The module consists of proprietary technology for which we have been granted patent protection. The module would be inserted in an aluminium beverage container during an automated canning process. Containers incorporating the Cool Can product would be identified and sold as self-chilling beverage containers. To start the chilling process, a consumer would pull the tab off the container as with a regular non-chilling beverage container. When the tab on the lid of the beverage container is pulled by the consumer, a valve mechanism within the container releases the compressed liquid CO2. The escaping CO2 forms into small particles of frozen snow at extremely cold temperatures and rapidly imparts a chilling action to the beverage. The targeted result is that the consumer may purchase a beverage at room temperature and enjoy it cold without having to purchase it from a cooler or purchase ice to cool the beverage.

PLAN OF OPERATION

Our plan of operations for the next twelve months, subject to our receiving the necessary additional financing, includes the following components:

1.
The first phase will be divided into two parts and involves engaging LNE Engineering Co. to proceed with prototype development and production of samples of our self-chilling beverage container modules. This phase will include the following elements:

	Phase 1 Prototype Development	Timeline
Part 1	• Review of past progress.

•     Development of coils and suppliers for the associated parts.

•     Development of trigger/valve mechanism.

•     Development of charging and canning system.

•     Fabrication of six engineering prototype samples.

•     Plan, cost and schedule for production of 2000 industry demonstration samples.

1 month 2 months 3 months 4 months 5 months 6 months
Part 2	• Production of 2,000 industry demonstration samples.	7.5 months

2.
The second phase of our plan of operations involves consultation and feedback with all parties involved in the production and handling of our planned self-chilling beverage container. This phase would be undertaken upon completion of phase one, as outlined above. Consultation would include meeting and discussing our progress to date with aluminium can manufacturers, filler manufacturers, beverage canners and recycling entities. The focus of the consultation would be to determine what auxiliary equipment will be required for production of our planned self-chilling beverage containers and to develop blueprints and estimated costs for full-scale production.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

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

On June 5, 2002, we entered into a license agreement with Balsam Ventures, Inc. (“BVI”) whereby we granted to BVI an exclusive license to manufacture, use and sell our proprietary technology. The agreement required BVI to: (i) pay us $200,000 within ninety days, expend $1,800,000 in development expenditures, and (ii) pay us 5% of gross profits and 5% of gross revenues on sales of licensed apparatus products. As consideration for granting the second 90 day extension to BVI on September 2, 2002, we received 300,000 restricted shares from BVI. We reported the value of these restricted shares at $63,000. The License Agreement expired in November, 2003 and was superseded by a second license agreement with BVI.

Operating Expenses

Our operating expenses were $38,937 for the three months ended September 30, 2002, compared to operating expenses of $59,098 for the three months ended September 30, 2001. Our operating expenses for the three months ended September 30, 2002 consisted primarily of product development expenses, consulting fees accrued to Mr. Bruce Leitch, and legal and accounting expenses incurred in connection with our reporting obligations under the Exchange Act and our financing activities.

We anticipate that our operating expenses will increase significantly if we are able to obtain the financing necessary to continue with the development of our Cool Can product and related technology in accordance with our plan of operations.

Net Income (Loss)

We recorded a net income of $24,063 for the three months ended September 30, 2002, compared to a net loss of $59,098 for the three months ended September 30, 2001. Our net income was comprised entirely of the restricted shares of BVI we received from BVI in connection with the extension of the License Agreement.

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

LIQUIDITY AND CAPITAL RESOURCES

We had cash on hand of $nil at September 30, 2002, and June 30, 2002, respectively. We had a working capital deficit of $436,009 at September 30, 2002, compared to a working capital deficit of $424,672 at June 30, 2002.

We were dependent on loans from certain of our shareholders during the three months ended September 30, 2002, and the issuance of 10% convertible notes to finance our business operations. Loans from shareholders increased to $145,030 at September 30, 2002 from $143,928 at June 30, 2002. These loans are outstanding as demand loans with no fixed date for repayment. There is no assurance that we will be able to obtain any additional loans from shareholders. Accrued but unpaid consultant fees payable to our president, Mr. Bruce Leitch, increased to $227,640 at September 30, 2002 from $202,140 at June 30, 2002.

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

ITEM 3.     CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2002, being the date of our most recently completed fiscal quarter covered by this Quarterly Report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Bruce Leitch. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During our most recently completed quarter ended September 30, 2002, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

None.

ITEM 2.     CHANGES IN SECURITIES.

We did not issue any of our securities without registration under the Securities Act of 1933 during the three months ended September 30, 2002.

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

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the fiscal quarter ending September 30, 2002.

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibit

3	Articles of Incorporation and Bylaws(1)

10.1	Sale of Patent Agreement dated as of June 15, 1998 between Cool Can Technologies, Inc. and Edward Halimi(1)

10.2	Patent and Technology Transfer Agreement dated April 18, 2001 among Cool Can Technologies, Inc., David St. James, Melanie St. James and Edward Halimi.(2)

10.3	Exclusive License Agreement dated June 5, 2002 between Balsam Ventures, Inc. and Cool Can Technologies Inc.(3)

10.4	Form of Convertible Note(4)

10.5	Form of Subscription Agreement between Cool Can Technologies, Inc. and the Convertible Noteholders(4)

10.6	Exclusive License Agreement dated for reference November 30, 2003 between Balsam Ventures, Inc. and Cool Can Technologies, Inc.(4)

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with the SEC as an exhibit to our registration statement on Form 10SB originally filed on August 26, 1999, as amended.
(2)	Filed with the SEC as an exhibit to our annual report on Form 10-KSB for the year ended June 30, 2001.
(3)	Filed with the SEC on June 20, 2002 as an exhibit to our current report on Form 8-K.
(4)	Filed with the SEC on January 9, 2004 as an exhibit to our current report on Form 8-K.

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended September 30, 2003. The following reports on Form 8-K were filed since the fiscal quarter ended September 30, 2003.

Date of Form 8-K	Date of Filing with the SEC	Description of the Form 8-K

January 8, 2004	January 9, 2004	Disclosure of Exclusive License Agreement dated for reference November 30, 2003

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

COOL CAN TECHNOLOGIES, INC.

By:	/s/ Bruce Leitch
Bruce Leitch
Chief Executive Officer,
Chief Financial Officer and
Director
(Principal Executive Officer,
Principal Financial Officer and Principal Accounting Officer)
Date: January 5, 2004