Form 10QSB
period 2003-03-31
COOL CAN TECHNOLOGIES INC/CA
filed 2004-01-15
CIK 1067286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2003

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

PART 1 - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended March 31, 2003 are not necessarily indicative of the results that can be expected for the year ending June 30, 2003.

COOL CAN TECHNOLOGIES, INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS

	March 31,	June 30,
ASSETS	2003	2002
	(unaudited)	(audited)
CURRENT ASSETS:
Cash	$-	$-

AVAILABLE-FOR-SALE SECURITIES	9,000	-

INTANGIBLES, NET	35,000	36,800
Total assets	$44,000	$36,800

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$82,742	$78,604
Accrued interest	10,639	-
Accounts payable, stockholders	8,640	202,140
Due to stockholders	326	143,928
Total current liabilities	102,347	424,672

Convertible Notes, net of original issue discount of $424,180	37,805	-

STOCKHOLDERS' DEFICIT:
Preferred stock	-	-
Common stock	664,769	664,769
Additional paid in capital	965,985	504,000
Accumulated other comprehensive loss	(54,000)	-
Deficit accumulated during the developmental stage	(1,672,906)	(1,556,641)
Total stockholders' deficit	(96,152)	(387,872)

Total liabilities and stockholders' deficit	$44,000	$36,800

See accompanying notes to financial statements

COOL CAN TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

					Period from Inception
	Three Months Ended		Nine Months Ended		(April 1,1998)
	March 31,		March 31,		Through
	2003	2002	2003	2002	March 31, 2003

Revenues	$-	$-	$63,000	$-	$63,000

Administrative pre-opening and
development expenses	(33,420)	(42,281)	(130,696)	(312,123)	(1,687,337)

Operating loss	(33,420)	(42,281)	(67,696)	(312,123)	(1,624,337)

Other Expense
Interest Expense	(48,569)	-	(48,569)	-	(48,569)
Net Loss	(81,989)	(42,281)	(116,265)	(312,123)	(1,672,906)

Other comprehensive loss - unrealized loss on available-
for-sale securities	(6,000)	-	(54,000)	-	(54,000)

Comprehensive Loss	$(87,989)	$(42,281)	$(170,265)	$(312,123)	$(1,726,906)

Loss per common share - basic	$(0.00)	$(0.00)	$(0.01)	$(0.02)	$(0.10)

Loss per common share - diluted	$(0.00)	$(0.00)	$(0.00)	$(0.02)	$(0.04)

Weighted average outstanding shares	19,352,966	19,352,966	19,352,966	18,877,966	16,578,718

See accompanying notes to financial statements

COOL CAN TECHNOLOGIES, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from Inception
	Nine Months Ended		(April 1,1998)
	March 31,		Through
	2003	2002	March 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(116,265)	$(312,123)	$(1,672,906)
Adjustments to reconcile net loss to net cash flows
from operating activities:
Depreciation and amortization	1,800	1,800	9,000
Compensation expense, options to nonemployees		120,000	504,000
Receipt of available-for-sale securities for
agreement extension	(63,000)	-	(63,000)
Excess of fair value of common stock issued over
carrying amount of debt	-	-	120,000
Amortization of original issue discount	37,805	-	37,805
Changes in assets and liabilities:
Accounts payable	62,419	20,548	151,023
Interest accrued	10,639		10,639
Accounts payable - stockholders	40,500	68,000	242,640
Due to stockholders	21,102	-	21,102
Net cash flows from operating activities	(5,000)	(101,775)	(639,697)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangibles	-	-	(44,000)
Net cash flows from investing activities	-		(44,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due from stockholders	-	50,500	348,928
Issuance of common stock		50,000	329,769
Proceeds from issuance of convertible notes	5,000	-	5,000
Net cash flows from financing activities	5,000	100,500	683,697

Net change in cash	-	(1,275)	-

Cash - beginning of year	-	1,515	-

Cash - end of period	$-	$240	$-

Noncash financing and investing activities:
Conversion of debt to common stock	$-	$205,000	$205,000
Conversion of payable to common stock	$-	$10,000	$10,000
Conversion of debt and payables to convertible notes	$456,985	$-	$456,985

See accompanying notes to financial statements

COOL CAN TECHNOLOGIES, INC.
(A Development Stage Company)

Notes to Financial Statements

Note 1.     Nature of Business and Summary of Significant Accounting Policies:

Condensed Financial Statements

The condensed balance sheet of Cool Can Technologies, Inc. (the Company) as of March 31, 2003, the statements of operations and cash flows for the periods ended March 31, 2003 and 2002 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 2003 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2002 audited financial statements. The results of operations for the period ended March 31, 2003 are not necessarily indicative of the operating results for the full year.

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

Stock based compensation

The Company applies Accounting Principles Board (APB) Opinion 25 “Accounting for Stock Issued to Employees” and related Interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for stock options issued to employees for the periods ended March 31, 2003 and 2002 or the period from inception through March 31, 2003. Stock options and warrants issued to nonemployees are recorded at fair value, as required by SFAS No. 123, using the Black Scholes pricing model.

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net loss and loss per common share would have been changed to the pro forma amounts indicated below:

						Period from
						Inception
	Three Months Ended		Nine Months Ended			(April 1, 1998)
	March 31,		March 31,			Through
	2003	2002	2003	2002		March 31, 2003
Net loss	$(81,989)	$(42,281)	$(116,265)	$(312,123)		$(1,672,906)
Pro forma net loss	(81,989)	(90,281)	(116,265)	(360,123)		(2,320,906)

Stock based compensation
As reported	0	120,000	0	120,000		504,000
Pro forma	0	48,000	0	48,000		648,000
Basic and diluted loss per common share
As reported	$.00	$(.01)	$.00	$(.01)	$	$(.10)
Pro forma	$.00	$(.01)	$.00	$(.02)	$	$(.14)

COOL CAN TECHNOLOGIES, INC.
(A Development Stage Company)

Notes to Financial Statements

The fair value of each option was estimated using the Black-Scholes option-pricing model with the following assumptions for the periods ended March 31, 2003 and 2002:

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

Note 3.     Income Taxes

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

Note 4.     Subsequent Events:

Subsequent to March 31, 2003 all 2,500,000 stock options either expired or were cancelled.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED MARCH 31, 2003 COMPARED TO NINE MONTHS ENDED MARCH 31, 2002

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

Operating Expenses

Our operating expenses were $130,696 for the nine months ended March 31, 2003, compared to operating expenses of $312,123 for the nine months ended March 31, 2002. Our operating expenses for the nine months ended March 31, 2003 consisted primarily of product development expenses, consulting fees accrued to Mr. Bruce Leitch, and legal and accounting expenses incurred in connection with our reporting obligations under the Exchange Act and our financing activities.

We anticipate that our operating expenses will increase significantly if we are able to obtain the financing necessary to continue with the development of our Cool Can product and related technology in accordance with our plan of operations.

Net Loss

We recorded a net loss of $116,265 for the nine months ended March 31, 2003, compared to a net loss of $312,123 for the nine months ended March 31, 2002. Our net loss was comprised entirely of product development and administrative expenses.

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

LIQUIDITY AND CAPITAL RESOURCES

We had cash on hand of $nil at March 31, 2003 and June 30 2002, respectively. We had a working capital deficit of $93,347 at March 31, 2003, compared to a working capital deficit of $424,672 at June 30, 2002.

We were dependent on loans from certain of our shareholders during the nine months ended March 31, 2003, and the issuance of 10% convertible notes to finance our business operations. Loans from shareholders decreased to $326 at March 31, 2003 from $143,928 at June 30, 2002. These loans are outstanding as demand loans with no fixed date for repayment. There is no assurance that we will be able to obtain any additional loans from shareholders. Accrued but unpaid consultant fees payable to our president, Mr. Bruce Leitch, decreased to $8,640 at March 31, 2003 from $202,140 at June 30, 2002.

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

ITEM 3.     CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2003, being the date of our most recently completed fiscal quarter covered by this Quarterly Report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Bruce Leitch. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed quarter ended March 31, 2003, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

None.

ITEM 2.     CHANGES IN SECURITIES.

We did not issue any of our securities without registration under the Securities Act of 1933 during the nine months ended March 31, 2003.

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

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the fiscal quarter ending March 31, 2003.

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

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended March 31, 2003. The following reports on Form 8-K were filed since the fiscal quarter ended March 31, 2003.

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