Form 10KSB
period 2003-06-30
COOL CAN TECHNOLOGIES INC/CA
filed 2004-04-21
CIK 1067286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of
For the fiscal year ended June 30, 2003

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the transition period from _____to _____

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

COMMON STOCK, NO PAR VALUE PER SHARE.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐     No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Revenues for the fiscal year ended June 30, 2003 were: $63,000

The aggregate value of the voting stock held by non-affiliates of the registrant, computed as the average of the closing bid and asked prices as of April 12, 2004 was $140,859.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of April 12, 2004 the Issuer had outstanding 19,352,966 shares of Common Stock.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

Transitional Small Business Disclosure Format (Check one):   Yes ☐     No ☒

PART I

Certain statements contained in this Form 10-KSB constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements, identified by words such as “plan”, "anticipate", "believe", "estimate", "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-KSB. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”), particularly our quarterly reports on Form 10-QSB and our current reports on Form 8-K.

As used in this annual report, the terms "we", "us", "our", and “our company” mean Cool Can Technologies, Inc., unless otherwise indicated.

ITEM 1. DESCRIPTION OF BUSINESS.

We are in the business of developing and marketing a patented unique proprietary technology which is intended to allow for the licensing and manufacture of a commercially viable self-chilling beverage container. We are currently in the development stage of our business. We are in the process of taking our planned product from the conceptual stage of development to the production of a prototype of a self-chilling beverage container that we can use for testing purposes. If our testing efforts are successful, we will then proceed to the marketing phase of our plan of operations which involves marketing the self-chilling beverage container to beverage manufacturers. We have not completed the development of a commercially viable self-chilling beverage container to date, nor have we achieved any revenues to date. Our ability to pursue our plan of operations, as discussed below, is contingent upon us achieving substantial financing, of which there is no assurance.

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

3.
As a consequence of our inability to fund continued development of our technology, we entered into a license agreement with Balsam Ventures, Inc. (“Balsam”) on June 5, 2002 whereby we granted to Balsam an exclusive license to manufacture, use and sell our proprietary technology. The agreement required Balsam to: (i) pay us $200,000 within ninety days of the execution of the license agreement, (ii) expend $1,800,000 in development expenditures over a 24 month period following the execution of the license agreement, and (iii) pay us 5% of gross profits and 5% of gross revenues on sales of licensed apparatus products. We granted a 90 day extension to Balsam on September 2, 2002, in consideration of which we received 300,000 restricted shares in the capital of Balsam. Balsam was granted further extensions to pay the required $200,000 fee, with the last extension expiring on November 30, 2003. The license agreement expired in November, 2003 and was superseded by the second license agreement described below.

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

OUR BUSINESS PLAN

Our business plan, subject to our achieving the necessary financing, is to develop, introduce, market and sell our patented unique proprietary technology which is intended to allow for the licensing and manufacture of a commercially viable self-chilling beverage container.

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

The consumer may purchase the beverage and enjoy it at a later time without the requirement of an ice chest or other method of cooling his drink, as opposed to having to drink the beverage right after purchase as is the case with one purchased from a vending machine or cooler. The consumer may purchase the beverage and enjoy it hours later while in a boat or on a golf course, or during other leisure activities.

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

PATENTS AND TRADEMARKS

We have obtained patent protection for our concept of a self-chilling beverage container. The patent application filed in 1995 was subsequently approved and Patent No. 5,609,038 was issued to us on March 11, 1997. The issued patent includes 24 claims regarding a self-chilling beverage container and parts therefor. The patent expires on August 21, 2015, 20 years from the original filing date of August 22, 1995.

Internationally, we have been granted patent coverage in some foreign countries and others are pending. National phase patent applications were filed on June 20, 1999 so that patent protection may be granted in 87 countries. These applications are pending. National phase patent protection is patent treaty language that indicates that we are beginning the process of filing for patent protection in foreign countries. Depending on the country, the grant of patent protection may take from 1 to 8 years. In the interim, preliminary protection by priority is established as of the filing date.

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

MANUFACTURING AND PRODUCTION

We intend to continue to license the self-chilling beverage container technology we develop to large beverage producers and aluminum can manufacturers. We believe this strategy will provide material benefits, including use of the greater manufacturing, marketing, and distribution expertise of such companies and potential reduction of substantial manufacturing costs. Our objective will be to enter into agreements whereby the licensees are responsible for purchasing the raw materials, manufacturing or contracting for the manufacture of the container, as well as the labeling, filling, marketing, selling, and distribution of the self-chilling beverage container technology and other related technologies licensed by us. See Item 1. “Description of Business –Recent Corporate Developments”.

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

EMPLOYEES

We currently do not have any employees. Mr. Leitch, our President, provides management consulting services to us and is paid as a consultant. We conduct our business largely through agreements with consultants and arms-length third parties.

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

RESEARCH AND DEVELOPMENT

We incurred expenses on research and development activities in the amount of approximately $11,325 during the fiscal year ended June 30, 2002. Due to a lack of working capital, no expenses on research and development activities were incurred during the fiscal year ended June 30, 2003. Research and development expenses during the fiscal year ended 2002 consisted primarily of product development and consulting costs. We estimate further research and development costs of approximately $350,000 over the next twelve months in order to carry out our plan of operations, subject to financing. See “Item 6. Management’s Discussion and Analysis or Plan of Operation – Liquidity and Financial Condition.”

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the fourth quarter of our fiscal year ending June 30, 2003.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our shares are currently trading on the over-the-counter Pink Sheets under the symbol “CCTI.PK”. Our shares traded on the over-the-counter Bulletin Board (“OTC BB”) under the stock symbol CCTI from June 28, 2000 to November 20, 2002. Upon the filing of this annual report on Form 10-KSB, and our required quarterly reports to date, we believe that our stock will be eligible to resume trading on the OTC BB. The high and the low bid prices for our shares for the last two fiscal years of actual trading, as reported by the OTC BB or as quoted in the over-the-counter Pink Sheets, as applicable, were:

QUARTER	HIGH ($)	LOW ($)
1st Quarter 2002	$0.73	$0.35
2nd Quarter 2002	$0.62	$0.07
3rd Quarter 2002	$0.14	$0.06
4th Quarter 2002	$0.11	$0.05
1st Quarter 2003	$0.01	$0.001
2nd Quarter 2003	$0.01	$0.001
3rd Quarter 2003	$0.02	$0.001
4th Quarter 2003	$0.03	$0.001

The trades reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders of Common Stock

As of the date of April 12, 2004, there were 152 registered shareholders of our common stock.

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

Recent Sales of Unregistered Securities

There were no unregistered sales of our securities in the fiscal year ended June 30, 2003, except as previously disclosed in our quarterly reports filed during the fiscal year ending June 30, 2003.

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

We anticipate spending approximately $690,000 over the next twelve months, of which $380,000 is anticipated to be spent over the next six months, subject to our receiving the necessary financing to enable us to pursue our plan of operations. We will not be able to proceed with our plan of operations unless we achieve significant additional financing. If we achieve sufficient additional financing, of which there is no assurance, then the estimated cost and timeframe for completion of each of the above components of our plan of operations will be as follows:

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
4.
General expenditures over the next twelve months are estimated to be $20,000 per month, consisting of $15,000 per month in general administrative expenses and $5,000 per month in legal and accounting expenses relating to compliance with our reporting obligations.

We currently have a cash position of $357 as at December 31, 2003. In addition, we have a working capital deficit of $123,298 as at December 31, 2003. Accordingly, we will require additional financing in order to proceed with our plan of operations, see “Liquidity and Capital Resources” below. If we achieve financing that is less than that required to pursue our stated plan of operations, then we will scale back our plan of operations to concentrate solely on the product development phase of our plan of operations. In this event, we will pursue product development to the extent of our financial resources.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

RESULTS OF OPERATIONS

Revenues

We have not earned any revenues from sales of our products to date. During the fiscal year ended June 30, 2003 we recorded as revenue the 300,000 restricted shares of Balsam (the “Shares”) we received in connection with the extension of our licensing agreement with Balsam. The market value of the Shares was recorded at $63,000.

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

Operating Expenses

Our operating expenses decreased to $268,141 for the year ended June 30, 2003, compared to operating expenses of $840,330 for the period ended June 30, 2002. Operating expenses for the years ended June 30, 2003 and June 30, 2002 included the following expenses:

Operating Expenses	Year Ended June 30, 2003	Year Ended June 30, 2002
Professional Fees:	$21,500	$45,000
Product Development:	-	$11,325
Management Fees:	$55,500	$102,000
Office Expenses:	$13,000	$49,000
Patent Related Fees:	-	$7,500
Consulting Fees	$78,500	-
Interest Expense	$23,000	-
Stock Compensation Expense:	-	$624,000
Total	$191,500	$840,330

The increased operating expenses during the year ended June 30, 2002 were not reflective of increased product development activities during the year. Operating expenses during the year ended June 30, 2002 decreased to $216,330 net of stock compensation expenses of $624,000 in respect of options exercised during the year ended June 30, 2002.

Office expenses include rent expenses for the years ended June 30, 2003 and 2002 of $0 and $45,600, respectively. Rent expense since inception through June 30, 2003 totaled $85,720.

Net Loss

We recorded a net loss of $225,141 for the year ended June 30, 2003, compared to a net loss of $840,330 for the year ended June 30, 2002. Our net loss was comprised entirely of operating expenses.

LIQUIDITY AND FINANCIAL CONDITION

We presently have cash on hand of $357 as at December 31, 2003. We had a working capital deficit of $123,298 as at December 31, 2003.

We were dependent on loans from certain of our shareholders during the year ended June 30, 2003 to finance our business operations. Loans from shareholders decreased to $326 as at June 30, 2003 from $143,928 as at June 30, 2002. These loans are outstanding as demand loans with no fixed date for repayment. There is no assurance that we will be able to obtain any additional loans from shareholders. Accrued but unpaid consultant fees payable to our president, Mr. Bruce Leitch, decreased to $23,640 as at June 30, 2003 from $202,140 as at June 30, 2002. In 2003, amounts due to Mr. Leitch for consulting services rendered totaling $137,510 were transferred to third parties to settle debts of Mr. Leitch, which were subsequently converted into convertible notes, as described below.

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

Our current monthly operating expenses are approximately $15,000 per month. Our current cash reserves are only sufficient to enable us to operate for an additional one month. In addition, we require approximately $690,000 in order to carry out our plan of operations over the next twelve months. Accordingly, we will immediately require additional financing if we are to continue as a going concern and to finance our business operations. We anticipate that any additional financing would be through the sales of our common stock or other equity-based securities. We are presently in the process of negotiating private placements of securities to raise working capital to finance its operations. However, we do not have any arrangements in place for the sale of any of our securities and there is no assurance that we will be able to raise the additional capital that we require to continue operations. In the event that we are unable to raise additional financing on acceptable terms, we intend to reduce our product development efforts and may implement additional actions to reduce expenditures.

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

The financial statements accompanying this annual report contemplate our continuation as a going concern. However, we have sustained substantial losses and are still in the development stage. Additional funding will be necessary to continue development and marketing of our product. We intend to arrange for the sale of additional shares of our common stock to obtain additional operating capital for at least the next twelve months. There can be no assurance that we will be able to raise the necessary capital to continue in business.

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

RISKS RELATED TO OUR BUSINESS

WE MAY NOT BE ABLE TO CONTINUE OUR BUSINESS AS A GOING CONCERN

Our ability to continue as a going concern and realize the carrying value of our assets is dependent upon our ability to obtain additional financing, restructure our debt, streamline our business and reduce our costs. We are currently in the process of identifying sources of additional financing, negotiating changes to our debt structure and evaluating our strategic options. However, there are no assurances that these plans can be accomplished on satisfactory terms, or at all, or that they will provide sufficient cash to fund our operations, pay the principal of, and interest on, our indebtedness, fund our other liquidity needs or permit us to refinance our indebtedness. Our inability to obtain additional financing, restructure our indebtedness, streamline our business or reduce our costs would have a material adverse effect on our financial condition, results of operations and ability to satisfy our obligations, and may result in our pursuing a restructuring of our indebtedness either on a consensual basis or under the provisions of bankruptcy legislation, or liquidating our business and operations. Further, our inability to obtain additional financing or restructure our indebtedness, or our pursuing a restructuring of our indebtedness either on a consensual basis or under the provisions of bankruptcy legislation, may result in our securityholders losing all or a material portion of their investment in our securities.

WE REQUIRE ADDITIONAL FINANCING TO CONTINUE OUR PLAN OF OPERATIONS

Our plan of operations calls for significant expenses in connection with the development of our Cool Can product. Our current operating funds are insufficient to complete our plan of operations which will require an estimated $690,000 to be spent over the next 12 months developing and marketing a prototype of our Cool Can product in order to accomplish our goals. As of December 31, 2003, we had cash in the amount of $357. Therefore, we will need to obtain additional financing in order to complete our prototype development. We will also require additional financing if the costs of our Cool Can product development are greater than anticipated. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

WE HAVE A LIMITED OPERATING HISTORY

We have a relatively short operating history and we are involved in a rapidly evolving and unpredictable industry. As of December 31, 2003 we had a working capital deficit of $123,298. We will need to generate significant revenues to achieve profitability, which may not occur. We expect operating expenses to increase as a result of the further implementation of our business plan. Even if we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. It is possible that we will never achieve profitability.

ITEM 7. FINANCIAL STATEMENTS.

COOL CAN TECHNOLOGIES, INC.
(A Development Stage Company)

FINANCIAL REPORT

JUNE 30, 2003

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
Cool Can Technologies, Inc.

We have audited the accompanying balance sheets of Cool Can Technologies, Inc., a Minnesota corporation, (a development stage company) as of June 30, 2003 and 2002, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and the period from inception (April 1, 1998) through June 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements present fairly, in all material respects, the financial position of Cool Can Technologies, Inc. as of June 30, 2003 and 2002, and the results of its operations and its cash flows for the years then ended and the period from inception (April 1, 1998) through June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Notes 1 and 11 to the financial statements, the Company is in the development stage; planned principal operations have not yet commenced. Successful continued development of the Company is dependent upon its ability to obtain additional financing through contributions of equity capital and/or debt issuance. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

VIRCHOW, KRAUSE & COMPANY, LLP

"VIRCHOW, KRAUSE & COMPANY, LLP"

Minneapolis, Minnesota
March 3, 2004

COOL CAN TECHNOLOGIES, INC.
(A Development Stage Company)

BALANCE SHEETS
June 30, 2003 and 2002

	2003	2002
ASSETS

CURRENT ASSETS:
Cash	$55,043	$-
Convertible notes subscription receivable	10,000
Available-for-sale securities	15,000	-

Total Current Assets	80,043	-

INTANGIBLES, NET	14,400	36,800
	$94,443	$36,800

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$78,619	$78,604
Accounts payable, stockholder	23,640	202,140
Due to stockholders	326	143,928
Accrued interest	22,685	-
Total Current Liabilities	125,270	424,672

CONVERTIBLE NOTES, NET OF ORIGINAL ISSUE DISCOUNT	80,186	-

STOCKHOLDERS’ DEFICIT:
Preferred stock, no par value, 50,000,000 shares authorized,
none issued or outstanding	-	-
Common stock, no par value, 100,000,000 shares authorized,
19,352,966 and 19,352,966 shares issued and outstanding, respectively	664,769	664,769
Additional paid in capital	1,054,000	504,000
Deficit accumulated during the development stage	(1,781,782)	(1,556,641)
Accumulated other comprehensive loss	(48,000)	-
	(111,013)	(387,872)

	$94,443	$36,800

See Notes to Financial Statements.

COOL CAN TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

			Period From
			Inception
			(April 1, 1998)
	Year Ended	Year Ended	Through
	June 30,	June 30,	June 30,
	2003	2002	2003

Revenues	$63,000	$-	$63,000

Administrative pre-opening and
development expenses	(268,141)	(216,330)	(1,200,782)
Impairment of intangible	(20,000)	-	(20,000)
Stock compensation expense	-	(624,000)	(624,000)

Net loss	(225,141)	(840,330)	(1,781,782)

Unrealized loss on available-for-sale securities	(48,000)	0	(48,000)

Comprehensive loss	$(273,141)	$(840,330)	$(1,829,782)

Basic loss per common share	$(.01)	$(.04)	$(.11)

Diluted loss per common share	$(.01)	$(.04)	$(.11)

Weighted average outstanding shares	19,352,966	18,916,528	16,717,051

See Notes to Financial Statements.

COOL CAN TECHNOLOGIES, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS DEFICIT

										Deficit
								Accumulated		Accumulated
			Additional		Amount		Stock	Other		During the
	Common Stock		Paid In		Per		Subscription	Comprehensive		Development
	Shares	Amount	Capital		Share		Receivable	Loss		Stage

Balance, April 1, 1998	-	$-	$-	$		$		$-	$

Net loss	-	-	-				-	-		(6,345)

Balance, June 30, 1998	-	-	-				-	-		(6,345)

Shares issued for cash - July and August 1998	17,820,000	17,820	-		.001		-	-		-

Shares issued for cash - September 1998	200,000	100,000	-		.50		-	-		-

Shares issued for cash - April 1999	36,820	55,230	-		1.50		-	-		-

Shares issued for receivable - April 1999	71,146	106,719	-		1.50		(106,719)	-		-

Payment on receivable	-	-	-				106,719	-		-

Net loss	-	-	-				-	-		(228,505)

Balance, June 30, 1999	18,127,966	279,769	-				-	-		(234,850)

Net loss	-	-	-				-	-		(174,236)

Balance, June 30, 2000	18,127,966	279,769	-				-	-		(409,086)

Net loss	-	-	-				-	-		(307,225)

Balance, June 30, 2001	18,127,966	279,769	-				-	-		(716,311)

Shares issued for stockholder debt - October 2001	500,000	275,000	-		.55		-	-		-

Shares issued for cash - October 2001	125,000	50,000	-		.40		-	-		-

Shares issued for stockholder debt - November 2001	500,000	50,000	-		.10		-	-		-

Shares issued for accounts payable - November 2001	100,000	10,000	-		.10		-	-		-

Stock option compensation expense	-	-	504,000				-	-		-

Net loss	-	-	-				-	-		(840,330)

Balance, June 30, 2002	19,352,966	664,769	504,000					-		(1,556,64
							-
Beneficial conversion of convertible notes issued	-	-	550,000				-	-		-

Net loss	-	-	-		-		-	-		(225,141)

Other comprehensive loss on available - for-sale securities	-	-	-		-		-	(48,000)		-

Balance, June 30, 2003	19,352,966	$664,769	$1,054,000		$-		$-	$(48,000)		$(1,781,782)

See Notes to Financial Statements.

COOL CAN TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

				Period From
				Inception
				(April 1, 1998)
	Year Ended		Year Ended	Through
	June 30,		June 30,	June 30,
	2003		2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(225,141)		$(840,330)	$(1,781,782)
Amortization expense	2,400		2,400	9,600
Compensation expense, options to nonemployees	-		504,000	504,000
Receipt of available-for-sale securities for
agreement extension	(63,000)			(63,000)
Excess of fair value of common stock issued over
carrying amount of debt	-		120,000	120,000
Amortization of original issue discount	80,186		-	80,186
Impairment loss on intangibles	20,000		-	20,000
Increase in accounts payable	58,811		16,719	147,415
Increase in accrued interest	22,685			22,685
Increase in accounts payable, stockholders	55,500		93,500	257,640
Increase in due to stockholders	21,102		-	21,102
	(27,457)		(103,711)	(662,154)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangibles	-		-	(44,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-		50,000	329,769
Net proceeds from due to stockholders	-		52,196	348,928
Issuance of convertible notes	82,500		-	82,500
	82,500		102,196	761,197
Increase (decrease) in cash	55,043		(1,515)	55,043
Cash:
Beginning	-		1,515	-

Ending	$55,043	$		$55,043

SUPPLEMENTAL CASH FLOWS INFORMATION:

Cash paid for interest	$686		$0	$686

NONCASH INVESTING AND FINANCING ACTIVITIES:

Stock issued for amount due to stockholders	$-		$205,000	$205,000

Stock issued for accounts payable	$-		$10,000	$10,000

Conversion of accounts payable, stockholders and
due to stockholders and issuance of subscription
receivable for convertible notes	$467,500		$-	$467,500

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

Intangibles:

Intangible assets (Note 6) are amortized using the straight-line method over 10 years. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” as circumstances dictate, the Company evaluates whether changes have occurred that would require revision of the remaining estimated lives of recorded long-lived assets, including intangibles, or render those assets not recoverable. If such circumstances arise, recoverability is determined by comparing the undiscounted net cash flows of long-lived assets to their respective carrying values. The amount of impairment, if any, is measured based on the projected discounted cash flows using an appropriate discount rate. At this time, the Company believes that no significant impairment of the remaining intangibles, has occurred and that no reduction of the estimated useful lives of such assets is warranted (see Note 6). Amortization expense for each of the years ended June 30, 2003 and 2002 was $2,400 and accumulated amortization was $9,600 and $7,200, respectively. Estimated amortization expense is $2,400 for each of the next five years.

Note 1.

Nature of Business and Summary of Significant Accounting Policies (continued):

Stock-based compensation:

The Company applies Accounting Principles Board (APB) Opinion 25 “Accounting for Stock Issued to Employees” and related Interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for stock options issued to employees for the years ended June 30, 2003 and 2002 or the period from inception through June 30, 2003. Stock options and warrants issued to nonemployees are recorded at fair value, as required by SFAS No. 123, using the Black Scholes pricing model.

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net loss and loss per common share would have been changed to the pro forma amounts indicated below:

	2003	2002

Net loss	$(225,141)	$(840,330)
Pro forma net loss	(225,141)	(888,330)

Stock based compensation
As reported	0	504,000
Pro forma	0	48,000

Basic and diluted loss per common share
As reported	$(.01)	$(.04)
Pro forma	$(.01)	$(.05)

The fair value of each option was estimated using the Black-Scholes option-pricing model with the following assumptions for the years ended June 30, 2003 and 2002:

Risk-free interest rate	2.5-3.0%
Expected lives	1-2 years
Volatility	95%

Loss per common share:

Loss per share is computed based on the weighted average number of common shares outstanding. Potential issuances that would reduce loss per common share are considered anti-dilutive and are excluded from the computation.

Advertising:

Advertising costs, if any, are expensed as they occur. Advertising costs were $0 for 2003 and 2002 respectively, and $14,662 for the period from inception through June 30, 2003.

Comprehensive loss:

SFAS No. 130 “Reporting Comprehensive Income” establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive loss consists of the Company’s net loss and unrealized loss on available-for-sale securities and is presented in the statements of operations and comprehensive loss. Statement 130 only requires additional disclosure in the financial statements, it does not affect the Company’s financial position or results of operations.

Note 1.

Nature of Business and Summary of Significant Accounting Policies (continued):

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

Start-up costs:

Start-up costs incurred in connection with start-up activities are charged to expense as incurred.

Carrying value of financial instruments:

The carrying value of the Company’s financial instruments approximates fair value at June 30, 2003 and 2002.

Note 2.

Income Taxes:

For income tax purposes, pre-opening costs are generally deferred and amortized to expense in future tax returns. Accordingly, the Company has no tax loss carryforwards. For financial reporting purposes, realization of the value of book vs. tax temporary differences is dependent upon the Company generating sufficient taxable income in future years. Because of the development stage nature of the Company, lack of operating history and potential future stock sales (which may limit the value of loss carryforwards) management has eliminated the deferred tax value of pre-opening costs by a valuation allowance.

The provision (benefit) for income taxes differs from the amount computed by applying the U.S. federal income tax rate to loss before income taxes as follows:

	2003	2002

Expected tax (benefit) at statutory rate	$(80,550)	$(298,000)
State tax effects	(15,075)	(55,000)
Effect of graduated federal rates	-	4,500
Increase in valuation allowance	95,625	348,500
	$-	$-

Tax law provides for limitation on the use of future loss carryovers should significant ownership changes occur. The following is a summary of deferred taxes:

	2003	2002

Deferred tax assets:
Pre-opening costs	$733,625	$638,000
Valuation allowance	(733,625)	(638,000)
	$-	$-

Note 3.

Stockholders’ Equity:

The Board of Directors have the power and authority to fix by resolution any designation, class, series, voting power, preference, right, qualification, limitation, restriction, dividend, time and place of redemption, and conversion right with respect to any stock of the corporation.

Note 4.

Related Party Transactions:

The Company currently has a consulting arrangement with an officer/stockholder. Such consulting fees totaled $55,500 and $102,000 for the years ended June 30, 2003 and 2002, respectively. Consulting fees from inception through June 30, 2003 totaled $438,000. In 2003, amounts due to the officer/stockholder for consulting services rendered totaling $137,510 were transferred to third parties to settle debts of the officer/stockholder (which were subsequently converted into convertible notes, and $96,490 was converted into convertible notes by the officer/stockholder (Note 10). The balance due to the officer/stockholder at June 30, 2003 and 2002 was $23,640 and $202,140, respectively. Amounts due to the officer/ stockholder are unsecured, non-interest bearing, and due on demand.

The Company received services from various stockholders. In 2003, amounts due to the stockholders for loans received totaled $144,704, plus an additional $20,000 in consulting fees, such that a total of $164,704 were converted into convertible notes (Note 10). The advances are unsecured, non-interest bearing, and due on demand. The balance due to the various stockholders was $326 and $143,928 as of June 30, 2003 and 2002, respectively.

Note 5.

Available-for-sale Securities:

The Company records available-for-sale securities at the lower of cost or market value.

In 2003, the Company received securities valued at $63,000. The securities consist of 300,000 shares of Balsam Ventures, Inc. The market value of the securities decreased to $15,000 as of June 30, 2003. Accordingly, the Company recorded an unrealized loss on available-for-sale securities.

Note 6.

Intangibles:

A United States patent for a self-chilling beverage container and parts therefore was obtained by a founding stockholder on March 11, 1997. During 1998, the patent and patent holder rights thereunder were sold to the Company for $1. Subsequent costs in June 1999 of $24,000 to file foreign patent applications have been similarly capitalized.

In April 2001, the Company acquired a patent pending from certain stockholders which expands on the above patent. The acquisition agreement required the payment by the Company to the stockholders of $20,000. In addition, the Company was to issue to the stockholders: (i) 150,000 shares of the Company’s common stock upon the grant of a patent in connection with the acquired patent pending; and (ii) an additional 90,000 shares for each country in respect of which the Company grants a license of the acquired technology, for the first ten countries, and 60,000 shares for each additional country, to a maximum of 1,500,000 shares under the acquisition agreement. The Company was to also pay an ongoing royalty to the stockholders based on sales of products incorporating the technology as follows: (i) 4.5% of gross profits achieved by the Company on products incorporating the technology; and (ii) 15% of any licensing revenues or royalty payments earned by the Company on licenses of the acquired technology. The Company had agreed to use its best efforts to commercialize the acquired technology and to apply to the United States Patent Office for a grant of a patent relating to the patent pending. The agreement was cancelled due to the Company’s default under the agreement on June 14, 2003 as such, an impairment loss of $20,000 was recorded for the year ended June 30, 2003.

Note 7.

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

Information relating to stock options is as follows:

		Weighted
	Number	Average
	of Shares	Exercise Price

Under option, June 30, 2001	3,550,000	$1.50
Granted	600,000.10
Exercised – conversion of debt and accounts payable	(1,100,000)	.30
Cancelled	(550,000)	.60

Under option, June 30, 2002	2,500,000.53
Expired	(2,000,000)	.44
Cancelled	(500,000)	$.60

Under option, June 30, 2003	0

During the year ended June 30, 2002, based on the decrease in the market price of the Company’s common stock, the Company repriced its stock options. There has been no accounting consequence or compensation as of June 30, 2002 for the options repriced. All options have been cancelled or expired during the year ended June 30, 2003.

Note 8.

Commitments:

The Company rented 2,875 square feet of office space in Calabasas, California under terms of an operating lease which called for monthly rentals of approximately $4,750 through October 2005. The Company vacated the premises and the space was subsequently leased to another tenant. Rent expense for the years ended June 30, 2003 and 2002 was $0 and $45,600, respectively. Rent expense since inception through June 30, 2003 totaled $85,720.

Note 9.

License Agreement:

The Company has entered into an exclusive licensing agreement (the "Agreement") with Balsam Ventures, Inc. ("Balsam"), dated for reference November 30, 2003, granting Balsam the exclusive right and license (the “License”), for a period of 40 years, to use, commercialize and exploit the Company’s proprietary trademarks, patents, process information, technical information, designs and drawings associated with the Company’s self-chilling beverage container technology (the "Technology") including the right to manufacture, use and sell apparatus and products embodying the Technology within the countries comprising the European Union and the Republic of China. Balsam also has the right to sub-license the right to manufacture, use and sell products embodying the Technology.

Note 9.	License Agreement (continued): The consideration for the Agreement is as follows:

1.	Balsam must issue to the Company 5,000,000 restricted shares of its common stock; and

2.	Balsam must pay the Company the following royalties: (a) a sales royalty equal to 2% of gross profits from sales of all apparatus incorporating the Technology and/or commercial goods or products incorporating the Technology, (b) a license royalty equal to 5% of revenues received by Balsam from sub-licensing the Technology, and (c) a minimum royalty payment of $5,000 per month commencing on January 15, 2006, which is to be credited towards all royalty payments under the Agreement that have been paid by Balsam or become payable by Balsam during the course of the Agreement.

The Technology and the Company patents and trademarks included in the Technology remain the property of the Company subject to the terms of the License granted under the Agreement. However, Balsam has a right of first refusal to acquire the intellectual property subject to the Agreement should the Company seek to dispose of the Technology during the currency of the Agreement. The Agreement supercedes all prior arrangements and agreements between the Company and Balsam in respect of the Technology.

Note 10.

Convertible Notes:

During the period from January through June 2003, the Company issued $550,000 of 10% convertible notes pursuant to Regulation S of the Securities Act of 1933. The convertible notes are due on or before December 31, 2005 and the holder of the note has the right to convert the note into the Company’s common stock at any time prior to the maturity date. The note is convertible at the lesser of $.001 or 50% of the average trading price of the Company’s common stock for the 10 trading days preceding the date of conversion. The proceeds and conversion of accounts payable, accounts payable-stockholder and due to stockholders of $550,000 were allocated between the note and the beneficial conversion, which were valued using the Black Scholes pricing model. The resulting fair value of the beneficial conversion of the note payable into common stock as defined in Emerging Issues Task Force (EITF) 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", in the amount of $550,000 is being amortized over the life of the note using the straight-line method, which approximates the interest method. The entire proceeds were allocated to the beneficial conversion right. The notes may be converted at the holder's sole option. The Company may at its option elect to pay a portion of the interest due by issuing the Company’s common stock as defined in the convertible note agreement. The fair value of the beneficial conversion is as follows:

2003

Proceeds and conversion of accounts payable, accounts
payable-stockholder and due to stockholders	$550,000
Less: beneficial conversion	(469,814)

Convertible notes, net of original
issue discount	$80,186

The convertible notes subscription receivable of $10,000 was collected during the months of July and August 2003.

Note 11.

Company’s Continued Existence:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses and is still in the development stage. Additional funding will be necessary to continue development and marketing of the product. The Company intends to arrange for the sale of additional shares of stock to obtain additional operating capital for at least the next twelve months. There can be no assurance the Company will be able to raise the necessary capital to continue in business.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2003, being the date of our fiscal year end covered by this Annual Report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Bruce Leitch. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our fiscal year ended June 30, 2003, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

JERRY MCNABB. Mr. McNabb is one of our directors. Mr. McNabb was appointed as one of our directors on May 20, 1999. Mr. McNabb was formerly the president of BevOnline, Inc., and vice-president of Sawridge Waters, Inc., a bottled water business, from 1993 to 1999. Mr. McNabb was previously employed by the Coca-Cola Company and the Adolph Coors Company. Mr. McNabb is presently an independent consultant working exclusively in the beverage industry.

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

Code of Ethics

We adopted a Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer, Corporate Controller and certain other finance executives, which is a "code of ethics" as defined by applicable rules of the SEC. Our Code of Ethics is attached to this Annual Report on Form 10-KSB. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

The following persons have failed to file, on a timely basis, the identified reports required by section 16(a) of the Exchange Act during the most recent fiscal year:

	Number	Transactions	Known Failures
	Of Late	Not Timely	To File a Required
Name and Principal Position	Reports	Reported	Form

Bruce Leitch, Director and President	One	One	0

ITEM 10. EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for all services rendered in all capacities to us for the fiscal period ended June 30, 2003.

		Annual Compensation				Long Term Compensation
						Restricted
					Other Annual	Stock	Options/*	LTIP	All Other
Name	Title	Year	Salary	Bonus	Compensation	Awarded	SARs (#)	payouts ($)	Compensation

Bruce Leitch(1)	President,	2003	$55,500	Nil	Nil	Nil	Nil	Nil	Nil
	Secretary,	2002	$102,000	Nil	Nil	Nil	Nil	Nil	Nil
	Treasurer &	2001	$102,000	Nil	Nil	Nil	Nil	Nil	Nil
	Director

(1)
Mr. Leitch has acted as a management consultant to our company and was paid under the arrangement the sum of $8,500 per month until September 30, 2002. As of January 1, 2003 Mr. Leitch received $5,000 per month for his management consulting services provided to us.

STOCK OPTION GRANTS

The following table sets forth information with respect to stock options granted to each of our directors and officers during our most recent fiscal year ended June 30, 2003:

OPTION / SAR GRANTS IN LAST FISCAL YEAR (INDIVIDUAL GRANTS)
Name	Securities Underlying Options Granted	% of Total Options Granted to Employees	Exercise Price (per Share)	Expiration Date
Bruce Leitch, President, Secretary, Treasurer and Director	Nil	N/A	N/A	N/A
Jerry McNabb, Director	Nil	N/A	N/A	N/A

EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES

The following is a summary of the share purchase options exercised by our officers, directors and employees during the financial year ended June 30, 2003:

AGGREGATED OPTION/SAR EXERCISES DURING THE LAST FINANCIAL YEAR END AND FINANCIAL YEAR-END OPTION/SAR VALUES
Name	Common Shares Acquired on Exercise ($)	Value Realized ($)	Unexercised Options at Financial Year-End (#) exercisable / unexercisable	Value of Unexercised In-The- Money Options/SARs at Financial Year-End ($) exercisable / unexercisable
Bruce Leitch, President, Secretary, Treasurer and Director	Nil	N/A	Nil/500,000	Nil
Jerry McNabb, Director	Nil	N/A	Nil/50,000	Nil

EMPLOYMENT CONTRACTS

Mr. Leitch, our President, has acted as a management consultant to our company and was paid under the arrangement the sum of $8,500 per month until September 30, 2002. As of January 1, 2003 Mr. Leitch received $5,000 per month for his management consulting services provided to our company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 12, 2004 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

	Name and Address	Amount and Nature	Percentage of
Title of class	of Beneficial Owner	of Beneficial Ownership	Common Stock(1)

Common Stock	Bruce Leitch	96,507,000(2)	83.3%(2)
	Director, President,	Direct
	Secretary & Treasurer
	698 Seymour Street, Suite 311
	Vancouver, British Columbia

Common Stock	Jerry McNabb	-	0%
	Director
	698 Seymour Street, Suite 311
	Vancouver, British Columbia

Common Stock	All Officers	96,507,000(2)	83.3%(2)
	and Directors as a
	Group (2 persons)

5% SHAREHOLDERS

Common Stock	Delta Technologies Group Inc.	2,500,000(3)	12.9%
	6155 Carpinteria Ave.	Direct
	Carpinteria, CA 93013

Common Stock	General Beverage Corp.	2,000,000(4)	10.3%
	6155 Carpinteria Ave.	Direct
	Carpinteria, CA 93013

Common Stock	David St. James	2,800,000(5)	14.5%
	1187 Coast Village Rd.	Indirect
	#1-414, Santa Barbara CA
	93108

Common Stock	Melanie St. James	2,800,000(6)	14.5%
	163 Hot Springs Rd.	Indirect
	Montecito, CA 93108

(1)
Based on 19,352,966 shares of our common stock issued and outstanding as of April 12, 2004. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 12, 2004.

(2)
Consists of 17,000 shares held by Bruce Leitch and 96,490,000 shares that are immediately acquirable upon conversion of the Convertible Notes held by Mr. Leitch. Mr. Leitch holds Convertible Notes in the principal amount of $96,490. These Convertible Notes are convertible into 96,490,000 of our common shares which is in excess of our current authorized capital. We intend to increase our authorized capital to provide for the number shares exercisable upon conversion of the Convertible Notes.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the most recently completed fiscal year. In June, 2000, our board of directors approved the 2000 Stock Option Plan (the “Plan”). Under the Plan, options to purchase up to 3,600,000 shares of our common stock may be granted to our employees, officers, directors, and eligible consultants of our company. The Plan provides that the option price be the fair market value of the stock at the date of grant as determined by the Board of Directors. Options granted become exercisable and expire as determined by the Board of Directors. For a more detailed discussion, please refer to Note 7 to our financial statements attached to this annual report.

EQUITY COMPENSATION PLAN INFORMATION AS AT JUNE 30, 2003
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	Nil	N/A	Nil
Equity Compensation Plans not approved by security holders	Nil	N/A	Nil
Total	Nil	N/A	Nil

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

In connection with the Convertible Note offering, we issued to Mr. Leitch, our President, Chief Executive Officer and Chief Financial Officer, a Convertible Note in the principal amount of $96,490 in settlement of amounts owed to Mr. Leitch for accrued but unpaid consultant fees. Amounts owed by us to Mr. Leitch for consulting services rendered totaling $137,510 were transferred to third parties to settle debts of Mr. Leitch.

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

Management Contracts

Mr. Leitch, our President, has acted as a management consultant to our company and was paid under the arrangement the sum of $8,500 per month until September 30, 2002. As of January 1, 2003 Mr. Leitch received $5,000 per month for his management consulting services provided to our company. See “Item 10. Executive Compensation”.

Convertible Notes

Mr. Leitch received a Convertible Note in the principal amount of $96,490 in settlement of amounts owed by our company to Mr. Leitch on account of accrued but unpaid consultant fees. The Convertible Note was issued pursuant to Regulation S of the Securities Act. See “Item 5. Market for Common Equity and Related Stockholder Matters – Recent Sales of Unregistered Securities”.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibit

3	Articles of Incorporation and Bylaws(1)

10.1	Sale of Patent Agreement dated as of June 15, 1998 between Cool Can Technologies, Inc. and Edward Halimi(1)

10.2	Patent and Technology Transfer Agreement dated April 18, 2001 among Cool Can Technologies, Inc., David St. James, Melanie St. James and Edward Halimi.(2)

10.3	Exclusive License Agreement dated June 5, 2002 between Balsam Ventures, Inc., and Cool Can Technologies Inc.(3)

10.4	Form of Convertible Note(5)

10.5	Form of Subscription Agreement between Cool Can Technologies, Inc. and the Convertible Noteholders(5)

10.6	Exclusive License Agreement dated for reference November 30, 2003 between Balsam Ventures, Inc., and Cool Can Technologies Inc.(4)

14.1	Code of Ethics

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with the SEC as an exhibit to our registration statement on Form 10SB originally filed on August 26, 1999, as amended.
(2)	Filed with the SEC as an exhibit to our annual report on Form 10-KSB for the year ended June 30, 2001.
(3)	Filed with the SEC on June 20, 2002 as an exhibit to our current report on Form 8-K.
(4)	Filed with the SEC on January 9, 2004 as an exhibit to our current report on Form 8-K.
(5)	Filed with the SEC as an exhibit to our annual report on Form 10-KSB for the year ended June 30, 2002.

(b) Reports on Form 8-K.

The following reports on Form 8-K were filed since the last quarter of our fiscal year ended June 30, 2003.

Date of Form 8-K	Date of Filing with the SEC	Description of the Form 8-K

January 8, 2004	January 9, 2004	Disclosure of Exclusive License Agreement dated for reference November 30, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended June 30, 2003 for professional services rendered by the principal accountant for the audit of the Corporation’s annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended June 30, 2003	Year Ended June 30, 2002
Audit Related Fees	$4,500	$9,600
Tax Fees	$0	$2,500
All Other Fees	$0	$0
Total	$4,500	$0

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COOL CAN TECHNOLOGIES, INC.

By:	/s/ Bruce T. Leitch Bruce T. Leitch, President, Chief Executive Officer and Chief Financial Officer Director Date: April 19, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Bruce T. Leitch Bruce T. Leitch, President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer) Director Date: April 19, 2004
By:	/s/ Jerry McNabb Jerry McNabb Director Date: April 19, 2004