Form 10QSB
period 2003-09-30
NORPAC TECHNOLOGIES, INC.
filed 2004-07-23
CIK 1067286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒   Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended September 30, 2003

☐   Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER 000-27147

NORPAC TECHNOLOGIES, INC.
(Name of small business issuer in its charter)

NEVADA	95-4705831
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

698 Seymour Street, Suite 311
Vancouver, British Columbia	V6B 3K6
(Address of principal executive offices)	(Zip Code)

(604) 688-8619
Issuer's telephone number

COOL CAN TECHNOLOGIES, INC.
Former name, former address and former fiscal year, if changed since last report

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 5, 2004 the Issuer had 39,530,973 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

PART 1 - FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarterly period ended September 30, 2003 are not necessarily indicative of the results that can be expected for the year ending June 30, 2004.

As used in this quarterly report, the terms "we", "us", "our", and "our company" mean NorPac Technologies, Inc., unless otherwise indicated.

COOL CAN TECHNOLOGIES, INC.
(A Development Stage Company)

BALANCE SHEETS

ASSETS	September 30,	June 30,
	2003	2003
	(unaudited)	(audited)
CURRENT ASSETS:
Cash	$17,034	$55,043
Convertible notes subscription receivable	-	10,000
Available-for-sale securities	12,000	15,000

Total Current Assets	29,034	80,043

INTANGIBLES, NET	13,800	14,400
	$42,834	$94,443

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$59,993	$78,619
Accounts payable, stockholder	29,365	23,640
Due to stockholders	-	326
Accrued interest	36,423	22,685
Total Current Liabilities	125,781	125,270

CONVERTIBLE NOTES, NET OF ORIGINAL ISSUE DISCOUNT	127,167	80,186

STOCKHOLDERS' DEFICIT:
Preferred stock, no par value, 50,000,000 shares authorized,
none issued or outstanding	-	-
Common stock, no par value, 100,000,000 shares authorized,
19,352,966 and 19,352,966 shares issued and outstanding, respectively	664,769	664,769
Additional paid in capital	1,054,000	1,054,000
Deficit accumulated during the development stage	(1,877,883)	(1,781,782)
Accumulated other comprehensive loss	(51,000)	(48,000)
	(210,114)	(111,013)

	$42,834	$94,443

See Notes to Financial Statements.

COOL CAN TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

			Period From
			Inception
			(April 1, 1998)
	Three Months Ended		Through
	September 30,		September 30,
	2003	2002	2003

Revenues	$-	$63,000	$63,000

Administrative pre-opening and
development expenses	(96,101)	(38,937)	(1,296,883)
Impairment of intangible	-	-	(20,000)
Stock compensation expense	-	-	(624,000)

Net income (loss)	(96,101)	24,063	(1,877,883)

Unrealized loss on available-for-sale securities	(3,000)	(36,000)	(51,000)

Comprehensive loss	$(99,101)	$(11,937)	$(1,928,883)

Basic loss per common share	$(.01)	$(.00)	$(.11)

Diluted loss per common share	$(.01)	$(.00)	$(.11)

Weighted average outstanding shares	19,352,966	19,352,966	16,843,553

See Notes to Financial Statements.

COOL CAN TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

				Period From
				Inception
				(April 1, 1998)
	Three Months Ended			Through
	September 30,			September 30,
	2003		2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(96,101)		$24,063	$(1,877,883)
Amortization expense	600		600	10,200
Compensation expense, options to nonemployees	-		-	504,000
Receipt of available-for-sale securities for
agreement extension	-		(63,000)	(63,000)
Excess of fair value of common stock issued over
carrying amount of debt	-		-	120,000
Amortization of original issue discount	46,981		-	127,167
Impairment loss on intangibles	-		-	20,000
Increase (decrease) in accounts payable	(18,626)		11,735	128,789
Increase in accrued interest	13,738		-	36,423
Increase in accounts payable, stockholders	5,725		25,500	263,365
Increase (decrease) in due to stockholders	(326)		1,102	20,776
	(48,009)		-	(710,163)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangibles	-		-	(44,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-		-	329,769
Net proceeds from due to stockholders	-		-	348,928
Proceeds from convertible notes
subscription receivable	10,000		-	10,000
Issuance of convertible notes	-		-	82,500
	10,000		-	771,197

Increase (decrease) in cash	(38,009)		-	17,034
Cash:
Beginning	55,043		-	-

Ending	$17,034	$		$17,034

SUPPLEMENTAL CASH FLOWS INFORMATION:

Cash paid for interest	$-		$-	$686

NONCASH INVESTING AND FINANCING ACTIVITIES:

Stock issued for amount due to stockholders	$-		$-	$205,000
Stock issued for accounts payable	$-		$-	$10,000
Conversion of accounts payable, stockholders and
due to stockholders and issuance of subscription
receivable for convertible notes	$-		$-	$467,500

See Notes to Financial Statements.

COOL CAN TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 1.

Nature of Business and Summary of Significant Accounting Policies:

Financial Statements:

The condensed balance sheet of Cool Can Technologies, Inc. (the Company) as of September 30, 2003 and the statements of operations and cash flows for the periods ended September 30, 2003 and 2002 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at September 30, 2003 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2003 audited financial statements. The results of operations for the period ended September 30, 2003 are not necessarily indicative of the operating results for the full year.

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

Note 1.

Nature of Business and Summary of Significant Accounting Policies (continued):

Intangibles:

Intangible assets (Note 5) are amortized using the straight-line method over 10 years. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" as circumstances dictate, the Company evaluates whether changes have occurred that would require revision of the remaining estimated lives of recorded long-lived assets, including intangibles, or render those assets not recoverable. If such circumstances arise, recoverability is determined by comparing the undiscounted net cash flows of long-lived assets to their respective carrying values. The amount of impairment, if any, is measured based on the projected discounted cash flows using an appropriate discount rate. At this time, the Company believes that no significant impairment of the remaining intangibles, has occurred and that no reduction of the estimated useful lives of such assets is warranted (see Note 5). Amortization expense for each of the quarters ended September 30, 2003 and 2002 was $600. Accumulated amortization was $10,200 and $9,600 at September 30, 2003 and June 30, 2003, respectively. Estimated annual amortization expense is $2,400 for each of the next five years.

Stock-based compensation:

The Company applies Accounting Principles Board (APB) Opinion 25 "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for stock options issued to employees for the years ended September 30, 2003 and 2002 or the period from inception through September 30, 2003. Stock options and warrants issued to nonemployees are recorded at fair value, as required by SFAS No. 123, using the Black Scholes pricing model.

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net loss and loss per common share for the three months ended September 30, 2003 and 2002 would have been changed to the pro forma amounts indicated below:

	2003	2002
Net income (loss)	$(96,101)	$24,063
Pro forma net loss	(96,101)	24,063

Stock based compensation
As reported
Pro forma	0	0
	0	0
Basic and diluted loss per common share
As reported	$(.01)	$(.00)
Pro forma	$(.01)	(.00)

The fair value of each option was estimated using the Black-Scholes option-pricing model with the following assumptions for the three months ended September 30, 2003 and 2002:

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

Carrying value of financial instruments:

The carrying value of the Company's financial instruments approximates fair value at September 30, 2003 and June 30, 2003.

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

The provision (benefit) for income taxes differs from the amount computed by applying the U.S. federal income tax rate to loss before income taxes as follows:

	2003	2002
Expected tax (benefit) at statutory rate	$(32,700)	$8,200
State tax effects	(5,800)	1,400
Effect of graduated federal rates	-
Increase (decrease) in valuation allowance	38,500	(9,600)
	$-	$-

Tax law provides for limitation on the use of future loss carryovers should significant ownership changes occur. The following is a summary of deferred taxes at September 30, 2003:

Deferred tax assets:
Pre-opening costs	$772,125
Valuation allowance	(772,125)
$-

Note 3.

Related Party Transactions:

The Company currently has a consulting arrangement with an officer/stockholder. Such consulting fees totaled $15,000 and $25,500 for the three months ended September 30, 2003 and 2002, respectively. Consulting fees from inception through September 30, 2003 totaled $453,000. In 2003, amounts due to the officer/stockholder for consulting services rendered totaling $137,510 were transferred to third parties to settle debts of the officer/stockholder (which were subsequently converted into convertible notes, and $96,490 was converted into convertible notes by the officer/stockholder (Note 7). The balance due to the officer/stockholder at September 30, 2003 and June 30, 2003 was $29,365 and $23,640, respectively. Amounts due to the officer/ stockholder are unsecured, non-interest bearing, and due on demand.

The Company received services from various stockholders. In 2003, amounts due to the stockholders for loans received totaled $144,704, plus an additional $20,000 in consulting fees, such that a total of $164,704 were converted into convertible notes (Note 7). The advances are unsecured, non-interest bearing, and due on demand. The balance due to the various stockholders was $0 and $326 as of September 30, 2003 and June 30, 2003, respectively.

Note 4.

Available-for-sale Securities:

The Company records available-for-sale securities at market value.

In November 2002, the Company received securities valued at $63,000. The securities consist of 300,000 shares of Balsam Ventures, Inc. The market value of the securities decreased to $12,000 as of September 30, 2003. Accordingly, the Company recorded an unrealized loss on available-for-sale securities.

Note 5.

Intangibles:

A United States patent for a self-chilling beverage container and parts therefore was obtained by a founding stockholder on March 11, 1997. During 1998, the patent and patent holder rights thereunder were sold to the Company for $1. Subsequent costs in June 1999 of $24,000 to file foreign patent applications have been similarly capitalized.

In April 2001, the Company acquired a patent pending from certain stockholders which expands on the above patent. The acquisition agreement required the payment by the Company to the stockholders of $20,000. In addition, the Company was to issue to the stockholders: (i) 150,000 shares of the Company's common stock upon the grant of a patent in connection with the acquired patent pending; and (ii) an additional 90,000 shares for each country in respect of which the Company grants a license of the acquired technology, for the first ten countries, and 60,000 shares for each additional country, to a maximum of 1,500,000 shares under the acquisition agreement. The Company was to also pay an ongoing royalty to the stockholders based on sales of products incorporating the technology as follows: (i) 4.5% of gross profits achieved by the Company on products incorporating the technology; and (ii) 15% of any licensing revenues or royalty payments earned by the Company on licenses of the acquired technology. The Company had agreed to use its best efforts to commercialize the acquired technology and to apply to the United States Patent Office for a grant of a patent relating to the patent pending. The agreement was cancelled due to the Company's default under the agreement on June 14, 2003 as such, an impairment loss of $20,000 was recorded for the year ended June 30, 2003.

Note 6.

Convertible Notes:

During the period from January through June 2003, the Company issued $550,000 of 10% convertible notes pursuant to Regulation S of the Securities Act of 1933. The convertible notes are due on or before December 31, 2005 and the holder of the note has the right to convert the note into the Company's common stock at any time prior to the maturity date. The note is convertible at the lesser of $.001 or 50% of the average trading price of the Company's common stock for the 10 trading days preceding the date of conversion. The proceeds and conversion of accounts payable, accounts payable-stockholder and due to stockholders of $550,000 were allocated between the note and the beneficial conversion, which were valued using the Black Scholes pricing model. The resulting fair value of the beneficial conversion of the note payable into common stock as defined in Emerging Issues Task Force (EITF) 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", in the amount of $550,000 is being amortized over the life of the note using the straight-line method, which approximates the interest method. The entire proceeds were allocated to the beneficial conversion right. The notes may be converted at the holder's sole option. The Company may at its option elect to pay a portion of the interest due by issuing the Company's common stock as defined in the convertible note agreement. The fair value of the beneficial conversion is as follows:

	September 30,	June 30,
	2003	2003
Proceeds and conversion of accounts payable, accounts
payable-stockholder and due to stockholders	$550,000	$550,000
Less: beneficial conversion	(422,833)	(469,814)
Convertible notes, net of original
issue discount	$127,167	$80,186

The convertible notes subscription receivable of $10,000 was collected during the three months ended September 30, 2003. Interest expense for the three months ended September 30, 2003 and 2002 was $60,719 and $0, respectively. Interest expense for the three months ended September 30, 2003 consisted of accrued interest on the convertible notes of $13,738 and amortization of the original issue discount of $46,981.

Note 7.

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

Note 8.

Subsequent Events:

On April 23, 2004, an officer/stockholder converted a portion of a convertible note in the amount of $20,000. In accordance with the convertible note agreement, the Company has issued 20,000,000 common shares for the conversion and an additional 178,007 common shares to satisfy the accrued interest payable on the note.

On May 14, 2004, the Company filed a schedule 14A preliminary proxy statement with the Securities and Exchange Commission.

On June 2, 2004, subsequent to a review of the filing by the Securities and Exchange Commission, the 14A proxy statement was determined to be definitive, and a special meeting of shareholders was set for June 21, 2004.

Note 8.	Subsequent Events (Continued):

The Company has entered into an exclusive licensing agreement (the "Agreement") with Balsam Ventures, Inc. ("Balsam"), dated for reference November 30, 2003, granting Balsam the exclusive right and license (the "License"), for a period of 40 years, to use, commercialize and exploit the Company's proprietary trademarks, patents, process information, technical information, designs and drawings associated with the Company's self-chilling beverage container technology (the "Technology") including the right to manufacture, use and sell apparatus and products embodying the Technology within the countries comprising the European Union and the Republic of China. Balsam also has the right to sub-license the right to manufacture, use and sell products embodying the Technology.

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

On June 21, 2004, stockholders of the Company approved an agreement with an effective date of July 12, 2004 to merge with NorPac Technologies, Inc. (NorPac), a Nevada Corporation. On closing of the Merger Agreement:

  NorPac will be the surviving corporation of the Merger and will continue to operate the Company'sbusiness.

  The Company's shareholders will receive one share of common stock of NorPac for each 20 shares of theCompany's common stock they own.

  Each 20 options granted to the Company's option holders to purchase or otherwise acquire shares of theCompany's common stock will be subsequently converted into one option to purchase or otherwise acquireshares of NorPac common stock under the same terms and conditions.

  Each Cool Can 10% convertible note holder will have their notes converted into NorPac convertible noteson the same terms and conditions as the Cool Can 10% convertible note, subject to the new conversionprice of the lesser of $0.02 or 50% of the average trading price of the surviving corporation's commonstock for the 10 trading days immediately preceding the date of conversion shares of common stock of thesurviving corporation.

The shares of NorPac's common stock to be issued to the Company's stockholders on completion of the Merger will not be registered with the Securities and Exchange Commission or the securities commission of any U.S. state, and will be issued in reliance upon exemptions from registration under the Securities Act of 1933, as amended.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Management's Discussion and Analysis or Plan of Operations and other sections of this quarterly report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements, identified by words such as "plan", "anticipate", "believe", "estimate", "should", "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the "SEC"), particularly our annual report on Form-10KSB, our quarterly reports on Form 10-QSB and our current reports on Form 8-K.

OVERVIEW

We are in the business of developing and marketing a patented unique proprietary technology which is intended to allow for the licensing and manufacture of a commercially viable self-chilling beverage container. We are currently in the development stage of our business. We are in the process of taking our planned product from the conceptual stage of development to the production of a prototype of a self-chilling beverage container that we can use for testing purposes. If our testing efforts are successful, we will then proceed to the marketing phase of our plan of operations which involves marketing the self-chilling beverage container to beverage manufacturers. We have not completed the development of a commercially viable self-chilling beverage container to date, nor have we achieved any revenues from sales of our products to date. Our ability to pursue our plan of operations, as discussed below, is contingent upon us achieving substantial financing, of which there is no assurance.

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

In November, 2003 we entered into a license agreement (the "License Agreement") with Balsam Ventures, Inc. ("Balsam"), pursuant to which we granted Balsam an exclusive license (the "License") for a term of 40 years to manufacture, use, exploit and sell our proprietary technology within the countries comprising the European Union and China (the "Exclusive Region"). We also granted Balsam a right of first refusal (the "Right of First Refusal") to purchase our proprietary technology and to license that technology for countries that are not a party to the North American Free Trade Agreement and are outside of the Exclusive Region. In consideration of the grant of the License and Right of First Refusal, Balsam agreed to:

(1)	issue 5,000,000 shares of its common stock to us; and

(2)	pay us the following royalties:

(a)	a sales royalty equal to 2% of gross profits from sales of all apparatus incorporating our proprietary technology and/or commercial goods or products incorporating our proprietary technology, and

(b)	a license royalty equal to 5% of revenues received by Balsam from sub-licensing our proprietary technology.

We are to receive minimum royalty payments of $5,000 per month under the License Agreement, commencing on January 15, 2006. Any minimum royalty payments made to us are to be credited towards all other royalties payable by Balsam under the License Agreement.

The License Agreement supersedes a prior licensing agreement (the "Original License Agreement") that we had with Balsam dated June 5, 2002.

PLAN OF OPERATION

Our plan of operations for the next twelve months, subject to our receiving the necessary additional financing, includes the following components:

1.
The first phase will be divided into two parts and involves engaging LNE Engineering Co., a third party contractor, to proceed with prototype development and production of samples of our self- chilling beverage container modules. This phase will include the following elements:

		Phase 1 Prototype Development	Timeline

Part 1	•	Review of past progress.	1 month

	•	Development of coils and suppliers for the associated parts.	2 months

	•	Development of trigger/valve mechanism.	3 months

	•	Development of charging and canning system.	4 months

	•	Fabrication of six engineering prototype samples.	5 months

	•	Plan, cost and schedule for production of 2,000 industry demonstration samples.	6 months

Part 2	Production of 2,000 industry demonstration samples.		7.5 months

2.
The second phase of our plan of operations involves consultation and feedback with all parties involved in the production and handling of our planned self-chilling beverage container. This phase would be undertaken upon completion of phase one, as outlined above. Consultation would include meeting and discussing our progress to date with aluminum can manufacturers, filler manufacturers, beverage canners and recycling entities. The focus of the consultation would be to determine what auxiliary equipment will be required for production of our planned self- chilling beverage containers and to develop blueprints and estimated costs for full-scale production.

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

As at September 30, 2003, we had cash of $17,034 and a working capital deficit of $96,747. As at March 31, 2004, being the date of our most recent financial statements, we had cash of $327 and a working capital deficit of $220,464. Accordingly, we will require additional financing in order to proceed with our plan of operations, see "Liquidity and Capital Resources" below. If we do not have sufficient funds to pursue our stated plan of operations, then we will scale back our plan of operations to concentrate solely on the product development phase of our plan of operations. In this event, we will pursue product development to the extent of our financial resources.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

RESULTS OF OPERATIONS

Revenues

We did not record any revenue during the three month period ended September 30, 2003. During the three month period ended September 30, 2002, we recorded revenue of $63,000 from our receipt of 300,000 restricted shares of Balsam common stock in connection with our granting of an extension to the Original License Agreement.

We have not earned any revenues from sales of our products to date. We do not anticipate earning revenues from the sale of our products until such time as we have completed commercial development of products incorporating our Cool Can technology. We are presently in the development stage of our business and we can provide no assurance that we will be able to complete commercial development or successfully sell or license products incorporating our Cool Can technology once development is complete.

Operating Expenses

Our operating expenses for the quarterly period ended September 30, 2003 increased to $96,101 compared to operating expenses of $38,937 for the quarterly period ended September 30, 2002. Our operating expenses for the quarterly period ended September 30, 2003 consisted entirely of administrative and development expenses, including the following:

Administrative and Development Expenses	Three Month Period Ended September 30, 2003
Professional Fees:	$650
Management Fees:	$15,000
Office Expenses:	$3,120
Consulting Fees:	$15,000
Interest Expense:	$61,000

The increased operating expenses during the quarterly period ended September 30, 2003 were not reflective of increased product development activities during the year. We anticipate that our operating expenses will increase significantly if we are able to obtain the financing necessary to continue with the development of our Cool Can product and related technology in accordance with our plan of operations.

Net Loss

We recorded a net loss of $96,101 for the quarterly period ended September 30, 2003, compared to net income of $24,063 for the quarterly period ended September 30, 2002. Our net loss was comprised entirely of operating expenses. The increase in net loss is due primarily to the fact that our operating expenses increased and that we recorded revenue of $63,000 in the three month period ended September 30, 2002 equal to the market value of the Balsam stock received by us as consideration for extending the terms of the Original License Agreement.

LIQUIDITY AND FINANCIAL CONDITION

As at September 30, 2003, we had cash on hand of $17,034 and a working capital deficit of $96,747. As at March 31, 2004, being the date of our most recent financial statements, our cash on hand was $327 and our working capital deficit was $220,464. Amounts due to stockholders decreased to nil on September 30, 2003 from $326 on June 30, 2003.

Our current monthly operating expenses are approximately $15,000 per month. Our current cash reserves are only sufficient to enable us to operate for an additional month. In addition, we require approximately $690,000 in order to carry out our plan of operations over the next twelve months. Accordingly, we will immediately require additional financing if we are to continue as a going concern and to finance our business operations. We anticipate that any additional financing would be through the sales of our common stock or other equity-based securities. We are presently in the process of negotiating private placements of securities to raise working capital to finance our operations. However, we do not have any arrangements in place for the sale of any of our securities and there is no assurance that we will be able to raise the additional capital that we require to continue operations. In the event that we are unable to raise additional financing on acceptable terms, we intend to reduce our product development efforts and may implement additional actions to reduce expenditures.

We anticipate that we will continue to incur losses for the foreseeable future as we expect to incur substantial product development, marketing and operating expenses in implementing our plan of operations. Our future financial results are uncertain due to a number of factors, many of which are outside of our control. These factors include, but are not limited to:

  our ability to develop a commercially marketable Cool Can product;

  the success of our planned license agreements for the Cool Can technology that we develop;

  our ability to raise additional capital necessary to implement our business strategy and plan ofoperation;
  our ability to compete with other chilled beverage container technology; and

  the success of any marketing and promotional campaign which we conduct for our Cool Canproduct once development is complete.

The financial statements accompanying this quarterly report contemplate our continuation as a going concern. However, we have sustained substantial losses and are still in the development stage. Additional funding will be necessary to continue development and marketing of our product. We intend to arrange for the sale of additional shares of our common stock to obtain additional operating capital for at least the next twelve months. There can be no assurance that we will be able to raise the necessary capital to continue our business.

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

We Require Additional Financing To Continue Our Plan Of Operations

Our plan of operations calls for significant expenses in connection with the development of our Cool Can product. Our current operating funds are insufficient to complete our plan of operations which will require an estimated $630,000 to be spent over the next 12 months developing and marketing a prototype of our Cool Can product in order to accomplish our goals. As of March 31, 2004, being the date of our most recent financial statements, we had cash in the amount of $327 and a working capital deficit of $220,464. Therefore, we will need to obtain additional financing in order to complete our prototype development. We will also require additional financing if the costs of our Cool Can product development are greater than anticipated. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

  we incur unexpected costs in completing the development of our prototype or encounter anyunexpected technical or other difficulties;

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

We Have A Limited Operating History

We have a relatively short operating history and we are involved in a rapidly evolving and unpredictable industry. As of March 31, 2004, being the date of our most recent financial statements, we had a working capital deficit of $220,464. We will need to generate significant revenues to achieve profitability, which may not occur. We expect operating expenses to increase as a result of the further implementation of our business plan. Even if we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. It is possible that we will never achieve profitability.

ITEM 3.               CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the quarterly period ended September 30, 2003 covered by this Quarterly Report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Bruce Leitch. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our quarterly period ended September 30, 2003, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

PART II - OTHER INFORMATION

ITEM 1.               LEGAL PROCEEDINGS.

None.

ITEM 2.               CHANGES IN SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of our securities during the quarterly period ended September 30, 2003. There were also no material changes, qualifications, limitations or modifications made to any class of our securities during the quarterly period ended September 30, 2003.

On April 23, 2004, Bruce Leitch, our Chief Executive Officer and Chief Financial Officer, and one of our directors, was issued 20,000,000 shares of our common stock as a result of the partial exercise of his conversion rights with respect to an aggregate of $96,490 in 10% convertible notes (the "Notes") issued to Mr. Leitch on January 6 and February 14 of 2003. The Notes are convertible at the lesser of $0.001 per share or 50% of the average trading price of our common stock for the 10 trading days prior to conversion.

As a result of Mr. Leitch's exercise of his conversion rights with respect to the Notes, we issued a further 178,007 shares of our common stock to Mr. Leitch in satisfaction of our interest obligations under the Notes. The Notes allow us to elect to pay accrued interest by issuing common stock at 70% of the average market price of our common stock for the 10 trading days prior to the interest payment date. Issuance of these shares was made pursuant to Regulation S of the Securities Act, on the basis that Mr. Leitch is not a "U.S. Person" as defined in Regulation S.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to our security holders for a vote during the quarterly period ended September 30, 2003.

We held a special meeting of our stockholders on June 21, 2004 (the "Meeting") for the purpose of adopting and approving a proposal to reincorporate our company in Nevada by way of a merger (the "Merger") between us and our wholly owned subsidiary, NorPac Technologies, Inc. made pursuant to the terms of an Agreement and Plan of Merger dated May 21, 2004.

At the Meeting the reincorporation proposal was approved by a majority of our stockholders. The results of the vote taken on the reincorporation proposal were as follows:

For:	25,521,567

Against:	137,788

Abstain:	0

We completed our reincorporation as a Nevada corporation effective July 12, 2004. Upon completion of the Merger, our name was changed to "NorPac Technologies, Inc." We now exist as a Nevada corporation and are governed by the Nevada Revised Statutes. We are no longer a Minnesota corporation.

ITEM 5.               OTHER INFORMATION.

None.

ITEM 6.               EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation and Bylaws (1)

3.2	Articles of Merger

3.3	Bylaws, as amended

10.1	Sale of Patent Agreement dated as of June 15, 1998 between Cool Can Technologies, Inc. and Edward Halimi (1)

10.2	Patent and Technology Transfer Agreement dated April 18, 2001 among Cool Can Technologies, Inc., David St. James, Melanie St. James and Edward Halimi. (2)

10.3	Exclusive License Agreement dated June 5, 2002 between Balsam Ventures, Inc. and Cool Can Technologies Inc. (3)

10.4	Form of Convertible Note (4)

10.5	Form of Subscription Agreement between Cool Can Technologies, Inc. and the Convertible Noteholders (4)

10.6	Exclusive License Agreement dated for reference November 30, 2003 between Balsam Ventures, Inc. and Cool Can Technologies, Inc. (4)

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with the SEC as an exhibit to our registration statement on Form 10-SB originally filed on August 26, 1999, as amended.
(2)	Filed with the SEC as an exhibit to our annual report on Form 10-KSB for the year ended June 30, 2001
(3)	Filed with the SEC on June 20, 2002 as an exhibit to our current report on Form 8-K.
(4)	Filed with the SEC on January 9, 2004 as an exhibit to our current report on Form 8-K.

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the quarterly period ended September 30, 2003. The following reports on Form 8-K were filed since the quarterly period ended September 30, 2003:

Date of Form 8-K	Date of Filing with the SEC	Description of the Form 8-K

January 8, 2004	January 9, 2004	Disclosure of Exclusive License Agreement dated for reference November 30, 2003.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORPAC TECHNOLOGIES, INC.

By:	/s/ Bruce Leitch
Bruce Leitch
Chief Executive Officer,
Chief Financial Officer
(Principal Executive Officer,
Principal Financial Officer
and Principal Accounting Officer)
Date: July 21, 2004