Form 10QSB
period 2003-12-31
NORPAC TECHNOLOGIES, INC.
filed 2004-08-12
CIK 1067286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended December 31, 2003

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

NOT APPLICABLE
Former name, former address and former fiscal year, if changed since last report

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 29, 2004, the Issuer had 1,976,549 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

PART 1 - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarterly period ended December 31, 2003 are not necessarily indicative of the results that can be expected for the year ending June 30, 2004.

As used in this Quarterly Report, the terms "we", "us", "our", and "our company" mean NorPac Technologies, Inc. (formerly Cool Can Technologies, Inc.), unless otherwise indicated.

COOL CAN TECHNOLOGIES, INC.
(A Development Stage Company)

BALANCE SHEETS

	December 31,	June 30,
	2003	2003
	(unaudited)	(audited)

ASSETS

CURRENT ASSETS:
Cash	$357	$55,043
Convertible notes subscription receivable	-	10,000
Available-for-sale securities	13,500	15,000

Total Current Assets	13,857	80,043

AVAILABLE-FOR-SALE SECURITIES	225,000	-

INTANGIBLES, NET	13,200	14,400
	$252,057	$94,443

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$85,797	$78,619
Accounts payable, stockholder	37,858	23,640
Due to stockholders	-	326
Accrued interest	50,286	22,685
Total Current Liabilities	173,941	125,270

CONVERTIBLE NOTES, NET OF ORIGINAL ISSUE DISCOUNT	174,148	80,186

STOCKHOLDERS' DEFICIT:
Preferred stock, no par value, 50,000,000 shares authorized,
none issued or outstanding	-	-
Common stock, no par value, 100,000,000 shares authorized,
19,352,966 and 19,352,966 shares issued and outstanding, respectively	664,769	664,769
Additional paid in capital	1,054,000	1,054,000
Deficit accumulated during the development stage	(1,815,301)	(1,781,782)
Accumulated other comprehensive loss	500	(48,000)
	(96,032)	(111,013)

	$252,057	$94,443

See Notes to Financial Statements.

COOL CAN TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

					Period from Inception
	Three Months Ended		Six Months Ended		(April 1,1998)
	December 31,		December 31,		Through
	2003	2002	2003	2002	December 31, 2003

Revenues	$175,000	$-	$175,000	$63,000	$238,000

Administrative pre-opening and
development expenses	(112,417)	(58,339)	(208,519)	(97,276)	(1,409,301)
Impairment of intangible	-	-	-	-	(20,000)
Stock compensation expense	-	-	-	-	(624,000)
Net Income (Loss)	62,583	(58,339)	(33,519)	(34,276)	(1,815,301)

Other comprehensive gain - unrealized gain
(loss) on available-for-sale securities	51,500	(12,000)	48,500	(48,000)	500

Comprehensive Income (Loss)	$114,083	$(70,339)	$14,981	$(82,276)	$(1,814,801)

Income (loss) per common share - basic	$0.00	$(0.00)	$0.00	$(0.00)	$(0.11)

Income (loss) per common share - diluted	$0.00	$(0.00)	$0.00	$(0.00)	$(0.11)

Weighted average outstanding shares	19,352,966	19,352,966	19,352,966	19,352,966	16,958,468

See Notes to Financial Statements.

COOL CAN TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

			Period From
			Inception
			(April 1, 1998)
	Six Months Ended		Through
	December 31,		December 31,
	2003	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,519)	$(34,276)	$(1,815,301)
Amortization expense	1,200	1,200	10,800
Compensation expense, options to nonemployees	-	-	504,000
Receipt of available-for-sale securities for
agreement extension	(175,000)	(63,000)	(238,000)
Excess of fair value of common stock issued over
carrying amount of debt	-	-	120,000
Amortization of original issue discount	93,962	-	174,148
Impairment loss on intangibles	-	-	20,000
Increase in accounts payable	7,178	69,950	154,593
Increase in accrued interest	27,601	-	50,286
Increase in accounts payable, stockholders	14,218	25,500	271,858
Increase (decrease) in due to stockholders	(326)	1,102	20,776
	(64,686)	476	(726,840)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangibles	-	-	(44,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-	-	329,769
Net proceeds from due to stockholders	-	-	348,928
Proceeds from convertible notes
subscription receivable	10,000	-	10,000
Issuance of convertible notes	-	-	82,500
	10,000	-	771,197

Increase (decrease) in cash	(54,686)	476	357
Cash:
Beginning	55,043	-	-

Ending	$357	$476	$357

SUPPLEMENTAL CASH FLOWS INFORMATION:

Cash paid for interest	$-	$-	$686

NONCASH INVESTING AND FINANCING ACTIVITIES:

Stock issued for amount due to stockholders	$-	$-	$205,000
Stock issued for accounts payable	$-	$-	$10,000
Conversion of accounts payable, stockholders and
due to stockholders and issuance of subscription
receivable for convertible notes	$-	$-	$467,500

See Notes to Financial Statements.

COOL CAN TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 1.

Nature of Business and Summary of Significant Accounting Policies:

Financial Statements:

The balance sheet of Cool Can Technologies, Inc. ("the Company") as of December 31, 2003 and the statements of operations and cash flows for the periods ended December 31, 2003 and 2002 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at December 31, 2003 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2003 audited financial statements. The results of operations for the period ended December 31, 2003 are not necessarily indicative of the operating results for the full year.

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

Note 1.

Nature of Business and Summary of Significant Accounting Policies (continued):

Intangibles:

Intangible assets (Note 5) are amortized using the straight-line method over 10 years. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" as circumstances dictate, the Company evaluates whether changes have occurred that would require revision of the remaining estimated lives of recorded long-lived assets, including intangibles, or render those assets not recoverable. If such circumstances arise, recoverability is determined by comparing the undiscounted net cash flows of long-lived assets to their respective carrying values. The amount of impairment, if any, is measured based on the projected discounted cash flows using an appropriate discount rate. At this time, the Company believes that no significant impairment of the remaining intangibles, has occurred and that no reduction of the estimated useful lives of such assets is warranted (see Note 5). Amortization expense for each of the quarters ended December 31, 2003 and 2002 was $600. Accumulated amortization was $10,800 and $9,600 at December 31, 2003 and June 30, 2003, respectively. Estimated annual amortization expense is $2,400 for each of the next five years.

Stock-based compensation:

The Company applies Accounting Principles Board (APB) Opinion 25 "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for stock options issued to employees for the six months ended December 31, 2003 and 2002 or the period from inception through December 31, 2003. Stock options and warrants issued to nonemployees are recorded at fair value, as required by SFAS No. 123, using the Black Scholes pricing model.

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net loss and loss per common share would have been changed to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2003	2002	2003	2002
Net income (loss)	$62,583	$(58,339)	$(33,519)	$(34,276)
Pro forma net income (loss)	62,583	(58,339)	(33,519)	(34,276)

Stock based compensation
As reported	0	0	0	0
Pro forma	0	0	0	0

Basic and diluted income (loss) per common share
As reported	$0.00	$0.00	$0.00	$0.00
Pro forma	$0.00	$0.00	$0.00	$0.00

The fair value of each option was estimated using the Black-Scholes option-pricing model with the following assumptions for the three and six months ended December 31, 2003 and 2002:

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

Carrying value of financial instruments:

The carrying value of the Company's financial instruments approximates fair value at December 31, 2003 and June 30, 2003.

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

The benefit for income taxes differs from the amount computed by applying the U.S. federal income tax rate to loss before income taxes for the six months ended as follows:

	December 31,	December 31,
	2003	2002
Expected tax benefit at statutory rate	$(11,400)	$(11,700)
State tax effects	(2,000)	(2,000)
Effect of graduated federal rates	-
Increase in valuation allowance	13,400	13,700
	$-	$-

Tax law provides for limitation on the use of future loss carryovers should significant ownership changes occur. The following is a summary of deferred taxes at December 31, 2003:

Deferred tax assets:
Pre-opening costs and other costs	$747,025
Valuation allowance	(747,025)
$-

Note 3.
Related Party Transactions:

The Company currently has a consulting arrangement with an officer/stockholder. Such consulting fees totaled $15,000 and $0 for the three months ended December 31, 2003 and 2002, respectively, and $30,000 and $25,500 for the six months ended December 31, 2003 and 2002, respectively. Consulting fees from inception through December 31, 2003 totaled $468,000. In 2003, amounts due to the officer/stockholder for consulting services rendered totaling $137,510 were transferred to third parties to settle debts of the officer/stockholder (which were subsequently converted into convertible notes, and $96,490 was converted into convertible notes by the officer/stockholder (Note 7). The balance due to the officer/stockholder at December 31, 2003 and June 30, 2003 was $37,858 and $23,640, respectively. Amounts due to the officer/ stockholder are unsecured, non-interest bearing, and due on demand.

The Company received services from various stockholders. In 2003, amounts due to the stockholders for loans received totaled $144,704, plus an additional $20,000 in consulting fees, such that a total of $164,704 were converted into convertible notes (Note 7). The advances are unsecured, non-interest bearing, and due on demand. The balance due to the various stockholders was $0 and $326 as of December 31, 2003 and June 30, 2003, respectively.

Note 4.

Available-for-sale Securities:

The Company records available-for-sale securities at market value.

In November 2002, the Company received securities valued at $63,000. Pursuant to the license agreement described in Note 6, the Company is entitled to receive additional securities valued at $175,000. The securities consist of 5,300,000 shares of Balsam Ventures, Inc. The market value of the securities was $238,500 as of December 31, 2003. Accordingly, the Company recorded an unrealized gain on available-for-sale securities.

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

The consideration for the Agreement is as follows:

1.	Balsam must issue to the Company 5,000,000 restricted shares of its common stock; and

2.
Balsam must pay the Company the following royalties: (a) a sales royalty equal to 2% of gross profits from sales of all apparatus incorporating the Technology and/or commercial goods or products incorporating the Technology, (b) a license royalty equal to 5% of revenues received by Balsam fro m sub-licensing the Technology, and (c) a minimum royalty payment of $5,000 per month commencing on January 15, 2006, which is to be credited towards all royalty payments under the Agreement that have been paid by Balsam or become payable by Balsam during the course of the Agreement.

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

Note 7.

Convertible Notes:

During the period from January through June 2003, the Company issued $550,000 of 10% convertible notes pursuant to Regulation S of the Securities Act of 1933. The convertible notes are due on or before December 31, 2005 and the holder of the note has the right to convert the note into the Company's common stock at any time prior to the maturity date. The note is convertible at the lesser of $.001 or 50% of the average trading price of the Company's common stock for the 10 trading days preceding the date of conversion. The proceeds and conversion of accounts payable, accounts payable-stockholder and due to stockholders of $550,000 were allocated between the note and the beneficial conversion, which were valued using the Black Scholes pricing model. The resulting fair value of the beneficial conversion of the note payable into common stock as defined in Emerging Issues Task Force (EITF) 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", in the amount of $550,000 is being amortized over the life of the note using the straight-line method, which approximates the interest method. The entire proceeds were allocated to the beneficial conversion right. The value of the conversion option at the date of issuance exceeded the face value of the note resulting in an immediate benefit to the note holder. The value of the beneficial conversion, using the Black Scholes pricing model, was more than the proceeds received by the Company for the issuance of the convertible notes. In accordance with Emerging Issues Task Force (EITF) 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", the full amount of the proceeds ($550,000) was recorded as additional paid in capital, and the carrying value of the convertible notes are shown net of the original issue discount related to the beneficial conversion. The original issue discount is being amortized over the life of convertible note.

Note 7.

Convertible Notes (cont.):

The notes may be converted at the holder's sole option. The Company may at its option elect to pay a portion of the interest due by issuing the Company's common stock as defined in the convertible note agreement. The fair value of the beneficial conversion is as follows:

	December 31,	June 30,
	2003	2003
Proceeds and conversion of accounts payable, accounts
payable-stockholder and due to stockholders	$550,000	$550,000
Less: beneficial conversion	(375,852)	(469,814)
Convertible notes, net of original
issue discount	$174,148	$80,186

The convertible notes subscription receivable of $10,000 was collected during the three months ended September 30, 2003. Interest expense was $60,844 and $0 for the three months ended December 31, 2003 and 2002, respectively, and $121,563 and $0 for the six months ended December 31, 2003 and 2002, respectively. Interest expense for the three and six months ended December 31, 2003 consisted of accrued interest on the convertible notes of $13,863 and $27,601, respectively, and amortization of original issue discount of $46,981and $93,962, respectively.

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

Note 9.

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

On June 21, 2004, stockholders of the Company approved an agreement with an effective date of July 12, 2004 to merge with NorPac Technologies, Inc. (NorPac), a Nevada Corporation. On closing of the Merger Agreement:

  NorPac will be the surviving corporation of the Merger and will continue to operate the Company's business.

  The Company's shareholders will receive one share of common stock of NorPac for each 20 shares of the Company's common stock they own.

Note 9.	Subsequent Events (cont.):

  Each 20 options granted to the Company's option holders to purchase or otherwise acquire shares of the Company's common stock will be subsequently converted into one option to purchase or otherwise acquire shares of NorPac common stock under the same terms and conditions.

  Each Cool Can 10% convertible note holder will have their notes converted into NorPac convertible notes on the same terms and conditions as the Cool Can 10% convertible note, subject to the new conversion price of the lesser of $0.02 or 50% of the average trading price of the surviving corporation's common stock for the 10 trading days immediately preceding the date of conversion shares of common stock of the surviving corporation.

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

ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Management's Discussion and Analysis or Plan of Operations and other sections of this quarterly report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements, identified by words such as "plan", "anticipate", "believe", "estimate", "should", "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the "SEC"), particularly our annual report on Form-10KSB, our quarterly reports on Form 10-QSB and our current reports on Form 8-K.

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

•        Development of trigger/valve mechanism.

•        Development of charging and canning system.

•        Fabrication of six engineering prototype samples.

	• Plan, cost and schedule for production of 2,000 industry demonstration samples.	1 month 2 months 3 months 4 months 5 months 6 months
Part 2	Production of 2,000 industry demonstration samples.	7.5 months

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

As at December 31, 2003, we had cash of $357 and a working capital deficit of $160,084. As at March 31, 2004, being the date of our most recent financial statements, we had cash of $327 and a working capital deficit of $220,464. Accordingly, we will require additional financing in order to proceed with our plan of operations, see "Liquidity and Capital Resources" below. If we do not have sufficient funds to pursue our stated plan of operations, then we will scale back our plan of operations to concentrate solely on the product development phase of our plan of operations. In this event, we will pursue product development to the extent of our financial resources.

RESULTS OF OPERATIONS

Revenues

During the six month period ended December 31, 2003, we recorded revenues of $175,000 compared to revenues of $63,000 during the six month period ended December 31, 2002. Our revenues during the six months ended December 31, 2003 are due to our receipt of 5,000,000 restricted shares of Balsam common stock (the "Balsam Shares"), in connection with our grant of the License under the License Agreement during our second quarter.

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

Operating Expenses

Our operating expenses for the six months ended December 31, 2003 increased to $208,519 compared to $97,276 for the six months ended December 31, 2002. Our operating expenses for the quarter ended December 31, 2003 increased to $112,417 compared to operating expenses of $58,339 for the quarter ended December 31, 2002. The increase in our operating expenses during the fiscal quarter ended

December 31, 2003 and the six months ended December 31, 2003 was primarily due to the increase in our interest expenses. Our interest expenses consist of the amortization of original issue discount for our 10% convertible notes and quarterly interest owed to holders of our 10% convertible notes. See Note 7 to our interim financial statements for the period ended December 31, 2003 included in this Quarterly Report.

Our operating expenses for the quarterly period ended December 31, 2003 consisted entirely of administrative and development expenses, including the following:

Administrative and Development Expenses	Three Month Period Ended December 31, 2003
Professional Fees:	$17,700
Management Fees:	$15,000
Office Expenses:	$2,000
Consulting Fees:	$15,000
Interest Expense:	$61,100

The increased operating expenses during the quarterly period ended December 31, 2003 were not reflective of increased product development activities during the year. We anticipate that our operating expenses will increase significantly if we are able to obtain the financing necessary to continue with the development of our Cool Can product and related technology in accordance with our plan of operations.

Net Income

We recorded net income of $62,583 for the quarter ended December 31, 2003, compared to a net loss of $58,339 for the quarter ended December 31, 2002. The increase in our net income was due to our receipt of the Balsam Shares. We recorded a net loss of $33,519 for the six months ended December 31, 2003, compared to net loss of $34,276 for the six months ended December 31, 2002. The decrease in our net loss is due primarily to the fact that we recorded revenue of $175,000 in the three month period ended December 31, 2003.

LIQUIDITY AND FINANCIAL CONDITION

As at December 31, 2003, we had cash on hand of $357 and a working capital deficit of $160,084, compared to cash on hand of $55,043 and a working capital deficit of $45,227 as at June 30, 2003. As at March 31, 2004, being the date of our most recent financial statements, our cash on hand was $327 and our working capital deficit was $220,464. Amounts due to stockholders decreased to nil on December 31, 2003 from $326 on June 30, 2003.

Our current monthly cash requirements are approximately $15,000 per month. Our current cash reserves are only sufficient to enable us to operate for an additional month. In addition, we require approximately $690,000 in order to carry out our plan of operations over the next twelve months. Accordingly, we will immediately require additional financing if we are to continue as a going concern and to finance our business operations. We anticipate that any additional financing would be through the sales of our common stock or other equity-based securities. We are presently in the process of negotiating private placements of securities to raise working capital to finance our operations. However, we do not have any arrangements in place for the sale of any of our securities and there is no assurance that we will be able to raise the additional capital that we require to continue operations. In the event that we are unable to raise additional financing on acceptable terms, we intend to reduce our product development efforts and may implement additional actions to reduce expenditures.

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

ITEM 3.                CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the quarterly period ended December 31, 2003 covered by this Quarterly Report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Bruce Leitch. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our quarterly period ended December 31, 2003, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS.

None.

ITEM 2.                CHANGES IN SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of our securities during the quarterly period ended December 31, 2003. There were also no material changes, qualifications, limitations or modifications made to any class of our securities during the quarterly period ended December 31, 2003.

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

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to our security holders for a vote during the quarterly period ended December 31, 2003.

Subsequent to December 31, 2003, we held a special meeting of our stockholders on June 21, 2004 (the "Meeting") for the purpose of adopting and approving a proposal to reincorporate our company in Nevada by way of a merger (the "Merger") between us and our wholly owned subsidiary, NorPac Technologies, Inc. made pursuant to the terms of an Agreement and Plan of Merger dated May 21, 2004.

At the Meeting, the reincorporation proposal was approved by a majority of our stockholders. The results of the vote taken on the reincorporation proposal were as follows:

For:	25,521,567
Against:	137,788
Abstain:	0

We completed our reincorporation as a Nevada corporation effective July 12, 2004. Upon completion of the Merger, our name was changed to "NorPac Technologies, Inc." We now exist as a Nevada corporation and are governed by the Nevada Revised Statutes. We are no longer a Minnesota corporation.

ITEM 5.                OTHER INFORMATION.

None.

ITEM 6.                EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation and Bylaws. (1)

3.2	Articles of Merger. (5)

3.3	Bylaws, as amended. (5)

10.1	Sale of Patent Agreement dated as of June 15, 1998 between Cool Can Technologies, Inc. and Edward Halimi. (1)

10.2	Patent and Technology Transfer Agreement dated April 18, 2001 among Cool Can Technologies, Inc., David St. James, Melanie St. James and Edward Halimi. (2)

10.3	Exclusive License Agreement dated June 5, 2002 between Balsam Ventures, Inc. and Cool Can Technologies Inc. (3)

10.4	Form of Convertible Note. (4)

10.5	Form of Subscription Agreement between Cool Can Technologies, Inc. and the Convertible Noteholders.(4)

10.6	Exclusive License Agreement dated for reference November 30, 2003 between Balsam Ventures, Inc. and Cool Can Technologies, Inc. (4)

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our registration statement on Form 10-SB originally filed on August 26, 1999, as amended.
(2)	Filed with the SEC as an exhibit to our annual report on Form 10-KSB for the year ended June 30, 2001.
(3)	Filed with the SEC on June 20, 2002 as an exhibit to our current report on Form 8-K.
(4)	Filed with the SEC on January 9, 2004 as an exhibit to our current report on Form 8-K.
(5)	Filed with the SEC on July 23, 2004 as an exhibit to our quarterly report on Form 10-QSB for the quarter ended September 30, 2003.

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the quarterly period ended December 31, 2003. The following reports on Form 8-K were filed since the quarterly period ended December 31, 2003:

Date of Form 8-K	Date of Filing with the SEC	Description of the Form 8-K
January 8, 2004	January 9, 2004	Disclosure of Exclusive License Agreement dated for reference November 30, 2003.

May 21, 2004	July 8, 2004	Disclosure of Agreement and Plan of Merger dated effective May 21, 2004

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORPAC TECHNOLOGIES, INC.

By:	/s/ Bruce T. Leitch
BRUCE T. LEITCH
Chief Executive Officer
and Chief Financial Officer
(Principal Executive Officer,
Principal Financial Officer
and Principal Accounting Officer)

Date: August 10, 2004