Form 10QSB
period 2004-03-31
NORPAC TECHNOLOGIES, INC.
filed 2004-08-12
CIK 1067286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended March 31, 2004

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

PART 1 - FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarterly period ended March 31, 2004 are not necessarily indicative of the results that can be expected for the year ending June 30, 2004.

As used in this Quarterly Report, the terms "we", "us", "our", and "our company" mean NorPac Technologies, Inc. (formerly Cool Can Technologies, Inc.), unless otherwise indicated.

COOL CAN TECHNOLOGIES, INC.
(A Development Stage Company)

BALANCE SHEETS

	March 31,	June 30,
	2004	2003
	(unaudited)	(audited)

ASSETS

CURRENT ASSETS:
Cash	$327	$55,043
Convertible notes subscription receivable	-	10,000
Available-for-sale securities	18,000	15,000

Total Current Assets	18,327	80,043

AVAILABLE-FOR-SALE SECURITIES	300,000	-

INTANGIBLES, NET	12,600	14,400
	330,927	94,443

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$124,903	$78,619
Accounts payable, stockholder	49,890	23,640
Due to stockholders	-	326
Accrued interest	63,998	22,685
Total Current Liabilities	238,791	125,270

CONVERTIBLE NOTES, NET OF ORIGINAL ISSUE DISCOUNT	221,130	80,186

STOCKHOLDERS' DEFICIT:
Preferred stock, no par value, 50,000,000 shares authorized,
none issued or outstanding	-	-
Common stock, no par value, 100,000,000 shares authorized,
19,352,966 and 19,352,966 shares issued and outstanding, respectively	664,769	664,769
Additional paid in capital	1,054,000	1,054,000
Deficit accumulated during the development stage	(1,927,763)	(1,781,782)
Accumulated other comprehensive gain (loss)	80,000	(48,000)
	(128,994)	(111,013)

	$330,927	$94,443

See Notes to Financial Statements.

COOL CAN TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

					Period from Inception
	Three Months Ended		Nine Months Ended		(April 1,1998)
	March 31,		March 31,		Through
	2004	2003	2004	2003	March 31, 2004

Revenues	$-	$-	$175,000	$63,000	$238,000

Administrative pre-opening and
development expenses	(112,462)	(81,989)	(320,981)	(179,265)	(1,521,763)
Impairment of intangible	-	-	-	-	(20,000)
Stock compensation expense	-	-	-	-	(624,000)
Net Loss	(112,462)	(81,989)	(145,981)	(116,265)	(1,927,763)

Other comprehensive gain (loss) - unrealized gain
(loss) on available-for-sale securities	79,500	(6,000)	128,000	(54,000)	80,000

Comprehensive Loss	$(32,962)	$(87,989)	$(17,981)	$(170,265)	$(1,847,763)

Loss per common share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.01)	$(0.11)

Loss per common share - diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.11)

Weighted average outstanding shares	19,352,966	19,352,966	19,352,966	19,352,966	17,061,139

See Notes to Financial Statements.

COOL CAN TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

			Period From
			Inception
			(April 1, 1998)
	Nine Months Ended		Through
	March 31,		March 31,
	2004	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(145,981)	$(116,265)	$(1,927,763)
Amortization expense	1,800	1,800	11,400
Compensation expense, options to nonemployees	-	-	504,000
Receipt of available-for-sale securities	(175,000)	(63,000)	(238,000)
Excess of fair value of common stock issued over
carrying amount of debt	-	-	120,000
Amortization of original issue discount	140,944	37,805	221,130
Impairment loss on intangibles	-	-	20,000
Increase in accounts payable	46,284	62,419	193,699
Increase in accrued interest	41,313	10,639	63,998
Increase in accounts payable, stockholders	26,250	40,500	283,890
Increase (decrease) in due to stockholders	(326)	21,102	20,776
	(64,716)	(5,000)	(726,870)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangibles	-	-	(44,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-	-	329,769
Net proceeds from due to stockholders	-	-	348,928
Proceeds from convertible notes
subscription receivable	10,000	-	10,000
Issuance of convertible notes	-	5,000	82,500
	10,000	5,000	771,197

Increase (decrease) in cash	(54,716)	-	327
Cash:
Beginning	55,043	-	-

Ending	$327	$-	$327

SUPPLEMENTAL CASH FLOWS INFORMATION:

Cash paid for interest	$-	$-	$686

NONCASH INVESTING AND FINANCING ACTIVITIES:

Stock issued for amount due to stockholders	$-	$-	$205,000
Stock issued for accounts payable	$-	$-	$10,000
Conversion of accounts payable, stockholders and
due to stockholders and issuance of subscription
receivable for convertible notes	$-	$456,985	$467,500

See Notes to Financial Statements.

COOL CAN TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 1.	Nature of Business and Summary of Significant Accounting Policies:

Financial Statements:

The balance sheet of Cool Can Technologies, Inc. ("the Company") as of March 31, 2004 and the statements of operations and cash flows for the periods ended March 31, 2004 and 2003 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 2004 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2003 audited financial statements. The results of operations for the period ended March 31, 2004 are not necessarily indicative of the operating results for the full year.

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

Intangibles:

Intangible assets (Note 5) are amortized using the straight-line method over 10 years. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" as circumstances dictate, the Company evaluates whether changes have occurred that would require revision of the remaining estimated lives of recorded long-lived assets, including intangibles, or render those assets not recoverable. If such circumstances arise, recoverability is determined by comparing the undiscounted net cash flows of long-lived assets to their respective carrying values. The amount of impairment, if any, is measured based on the projected discounted cash flows using an appropriate discount rate. At this time, the Company believes that no significant impairment of the remaining intangibles, has occurred and that no reduction of the estimated useful lives of such assets is warranted (see Note 5). Amortization expense for each of the quarters ended March 31, 2004 and 2003 was $600. Accumulated amortization was $11,400 and $9,600 at March 31, 2004 and June 30, 2003, respectively. Estimated annual amortization expense is $2,400 for each of the next five years.

Stock-based compensation:

The Company applies Accounting Principles Board (APB) Opinion 25 "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for stock options issued to employees for the nine months ended March 31, 2004 and 2003 or the period from inception through March 31, 2004. Stock options and warrants issued to nonemployees are recorded at fair value, as required by SFAS No. 123, using the Black Scholes pricing model.

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net loss and loss per common share would have been changed to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net loss	$(112,462)	$(81,989)	$(145,981)	$(116,265)
Pro forma net loss	(112,462)	(81,989)	(145,981)	(116,265)

Stock based compensation
As reported	0	0	0	0
Pro forma	0	0	0	0

Basic and diluted loss per common share
As reported	$0.00	$0.00	$0.00	$0.00

The fair value of each option was estimated using the Black-Scholes option-pricing model with the following assumptions for the three and nine months ended March 31, 2004 and 2003:

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

Carrying value of financial instruments:

The carrying value of the Company's financial instruments approximates fair value at March 31, 2004 and June 30, 2003.

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

The benefit for income taxes differs from the amount computed by applying the U.S. federal income tax rate to loss before income taxes for the nine months ended as follows:

	March 31,	March 31,
	2004	2003
Expected tax benefit at statutory rate	$(49,600)	$(39,500)
State tax effects	(8,800)	(7,000)
Effect of graduated federal rates	-
Increase in valuation allowance	58,400	46,500
	$-	$-

Tax law provides for limitation on the use of future loss carryovers should significant ownership changes occur. The following is a summary of deferred taxes at March 31, 2004:

Deferred tax assets:
Pre-opening costs and other costs	$792,025
Valuation allowance	(792,025)
$-

Note 3.	Related Party Transactions:

The Company currently has a consulting arrangement with an officer/stockholder. Such consulting fees totaled $15,000 and $15,000 for the three months ended March 31, 2004 and 2003, respectively, and $45,000 and $40,500 for the nine months ended March 31, 2004 and 2003, respectively. Consulting fees from inception through March 31, 2004 totaled $483,000. In 2003, amounts due to the officer/stockholder for consulting services rendered totaling $137,510 were transferred to third parties to settle debts of the officer/stockholder (which were subsequently converted into convertible notes, and $96,490 was converted into convertible notes by the officer/stockholder (Note 7). The balance due to the officer/stockholder at March 31, 2003 and June 30, 2003 was $49,890 and $23,640, respectively. Amounts due to the officer/ stockholder are unsecured, non- interest bearing, and due on demand.

The Company received services from various stockholders. In 2003, amounts due to the stockholders for loans received totaled $144,704, plus an additional $20,000 in consulting fees, such that a total of $164,704 were converted into convertible notes (Note 7). The advances are unsecured, non-interest bearing, and due on demand. The balance due to the various stockholders was $0 and $326 as of March 31, 2004 and June 30, 2003, respectively.

Note 4.	Available-for-sale Securities:

The Company records available-for-sale securities at market value.

In November 2002, the Company received securities valued at $63,000. Pursuant to the license agreement described in Note 6, the Company is entitled to receive additional securities valued at $175,000. The securities consist of 5,300,000 shares of Balsam Ventures, Inc. The market value of the securities was $318,000 as of March 31, 2004. Accordingly, the Company recorded an unrealized gain on available-for-sale securities.

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

The Company has entered into an exclusive licensing agreement (the "Agreement") with Balsam Ventures, Inc. ("Balsam"), dated for reference November 30, 2003, granting Balsam the exclusive right and license (the "License"), for a period of 40 years, to use, commercialize and exploit the Company's proprietary trademarks, patents, process information, technical information, designs and drawings associated with the Company's self- chilling beverage container technology (the "Technology") including the right to manufacture, use and sell apparatus and products embodying the Technology within the countries comprising the European Union and the Republic of China. Balsam also has the right to sub-license the right to manufacture, use and sell products embodying the Technology.

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

The notes may be converted at the holder's sole option. The Company may at its option elect to pay a portion of the interest due by issuing the Company's common stock as defined in the convertible note agreement. The fair value of the beneficial conversion is as follows:

	March 31,	June 30,
	2004	2003
Proceeds and conversion of accounts payable, accounts
payable-stockholder and due to stockholders	$550,000	$550,000
Less: beneficial conversion	(328,870)	(469,814)
Convertible notes, net of original
issue discount	$221,130	$80,186

The convertible notes subscription receivable of $10,000 was collected during the three months ended September 30, 2003. Interest expense was $60,694 and $48,444 for the three months ended March 31, 2004 and 2003, respectively, and $182,257 and $48,444 for the nine months ended March 31, 2004 and 2003, respectively. Interest expense for the three and nine months ended March 31, 2004 consisted of accrued interest on the convertible notes of $13,712 and $41,313, respectively, and amortization of original issue discount of $46,982 and $140,944, respectively.

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

On June 21, 2004, stockholders of the Company approved an agreement with an effective date of July 12, 2004 to merge with NorPac Technologies, Inc. (NorPac), a Nevada Corporation. On closing of the Merger Agreement:

• NorPac will be the surviving corporation of the Merger and will continue to operate the Company's business.

• The Company's shareholders will receive one share of common stock of NorPac for each 20 shares of the Company's common stock they own.

Note 9.	Subsequent Events (cont.):

•
Each 20 options granted to the Company's option holders to purchase or otherwise acquire shares of the Company's common stock will be subsequently converted into one option to purchase or otherwise acquire shares of NorPac common stock under the same terms and conditions.

•
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

The License Agreement supersedes a prior licensing agreement (the "Original License Agreement") that we had with Balsam dated June 5, 2002.

PLAN OF OPERATION

Our plan of operations for the next twelve months, subject to our receiving the necessary additional financing, includes the following components:

1.
The first phase will be divided into two parts and involves engaging LNE Engineering Co., a third party contractor, to proceed with prototype development and production of samples of our self-chilling beverage container modules. This phase will include the following elements:

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

As at March 31, 2004, we had cash of $327 and a working capital deficit of $220,464. Accordingly, we will require additional financing in order to proceed with our plan of operations, see "Liquidity and Capital Resources" below. If we do not have sufficient funds to pursue our stated plan of operations, then we will scale back our plan of operations to concentrate solely on the product development phase of our plan of operations. In this event, we will pursue product development to the extent of our financial resources.

RESULTS OF OPERATIONS

Revenues

During the nine month period ended March 31, 2004, we recorded revenues of $175,000 compared to revenues of $63,000 during the nine month period ended March 31, 2003. Our revenues during the nine months ended March 31, 2004 are due to our receipt of 5,000,000 restricted shares of Balsam common stock (the "Balsam Shares"), in connection with our grant of the License under the License Agreement during our second quarter.

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

Operating Expenses

Our operating expenses for the nine months ended March 31, 2004 increased to $320,981 compared to $179,265 for the nine months ended March 31, 2003. Our operating expenses for the quarter ended March

31, 2004 increased to $112,462 compared to operating expenses of $81,989 for the quarter ended March 31, 2003. The increase in our operating expenses during the fiscal quarter ended March 31, 2004 and the nine months ended March 31, 2004 was primarily due to the increase in our interest expenses. Our interest expenses consist of the amortization of original issue discount for our 10% convertible notes and quarterly interest owed to holders of our 10% convertible notes. See Note 7 to our interim financial statements for the period ended March 31, 2004 included in this Quarterly Report.

Our operating expenses for the quarterly period ended March 31, 2004 consisted entirely of administrative and development expenses, including the following:

Administrative and Development Expenses	Three Month Period Ended March 31, 2004
Professional Fees:	$19,000
Management Fees:	$15,000
Office Expenses:	$1,500
Consulting Fees:	$15,000
Interest Expense:	$61,000

The increased operating expenses during the quarterly period ended March 31, 2004 were not reflective of increased product development activities during the year. We anticipate that our operating expenses will increase significantly if we are able to obtain the financing necessary to continue with the development of our Cool Can product and related technology in accordance with our plan of operations.

Net Loss

We recorded a net loss of $145,981 for the nine months ended March 31, 2004, compared to net loss of $116,265 for the nine months ended March 31, 2003. We recorded a net loss of $112,462 for the quarter ended March 31, 2004, compared to a net loss of $81,989 for the quarter ended March 31, 2003. Our net loss for the quarter was comprised entirely of operating expenses. The increase in net loss is due primarily to the fact that our interest expenses increased.

LIQUIDITY AND FINANCIAL CONDITION

As at March 31, 2004, we had cash on hand of $327 and a working capital deficit of $220,464, compared to cash on hand of $55,043 and a working capital deficit of $45,227 as at June 30, 2003. Amounts due to stockholders decreased to Nil on March 31, 2004 from $326 on June 30, 2003.

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

ITEM 3.               CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the quarterly period ended March 31, 2004 covered by this Quarterly Report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Bruce Leitch. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our quarterly period ended March 31, 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1.               LEGAL PROCEEDINGS.

None.

ITEM 2.               CHANGES IN SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of our securities during the quarterly period ended March 31, 2004. There were also no material changes, qualifications, limitations or modifications made to any class of our securities during the quarterly period ended March 31, 2004.

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

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to our security holders for a vote during the quarterly period ended March 31, 2004.

Subsequent to March 31, 2004, we held a special meeting of our stockholders on June 21, 2004 (the "Meeting") for the purpose of adopting and approving a proposal to reincorporate our company in Nevada by way of a merger (the "Merger") between us and our wholly owned subsidiary, NorPac Technologies, Inc. made pursuant to the terms of an Agreement and Plan of Merger dated May 21, 2004.

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

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the quarterly period ended March 31, 2004. The following reports on Form 8-K were filed since the quarterly period ended March 31, 2004:

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