Form 10KSB
period 2004-06-30
NORPAC TECHNOLOGIES, INC.
filed 2004-11-19
CIK 1067286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
  ☒  Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended June 30, 2004

  ☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from ___________ to ___________

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

COMMON STOCK, $0.001 PAR VALUE PER SHARE.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐    No  ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Revenues for the fiscal year ended June 30, 2004 were: $175,000

The aggregate value of the voting stock held by non-affiliates of the registrant, computed on the basis of the closing price of the registrant's common stock on November 2, 2004 was $35,612.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of November 2, 2004 the Issuer had outstanding 1,977,000 Shares of Common Stock.

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

PART I

Certain statements contained in this Annual Report on Form 10-KSB constitute "forward-looking statements". These statements, identified by words such as "plan", "anticipate", "believe", "estimate", "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-KSB. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission ("SEC"), particularly our quarterly reports on Form 10-QSB and our current reports on Form 8-K.

As used in this annual report, the terms "we", "us", "our", and "our company" mean NorPac Technologies, Inc., unless otherwise indicated.

ITEM 1.             DESCRIPTION OF BUSINESS.

We are in the business of developing and marketing a patented unique proprietary technology which is intended to allow for the licensing and manufacture of a commercially viable self-chilling beverage container. We are currently in the development stage of our business. We are in the process of taking our planned product from the conceptual stage of development to the production of a prototype of a self-chilling beverage container that we can use for testing purposes. If our testing efforts are successful, we will then proceed to the marketing phase of our plan of operations which involves marketing the self-chilling beverage container to beverage manufacturers. We have not completed the development of a commercially viable self-chilling beverage container to date, nor have we achieved any revenues to date. Our ability to pursue our plan of operations, as discussed below, is contingent upon us achieving substantial financing, of which there is no assurance. If we are not able to obtain additional financing on acceptable terms we may pursue other business opportunities.

CORPORATE BACKGROUND

We were incorporated under the laws of the State of Minnesota on April 1, 1998, under the name "Cool Can Technologies, Inc.". Effective July 12, 2004, we merged (the "Merger") with NorPac Technologies, Inc., our wholly owned subsidiary ("Nevada Sub"), for the purpose of reincorporating our company in Nevada. The Merger was completed effective July 12, 2004, with Nevada Sub as the surviving corporation. Upon completion of the Merger, our name was changed to "NorPac Technologies, Inc." We now exist as a Nevada corporation. See "Recent Corporate Developments" below.

RECENT CORPORATE DEVELOPMENTS

We were forced to delay the implementation of our plan of operations in the fourth quarter of our fiscal year ended June 30, 2002 due to a lack of working capital. Since the suspension of our plan of operations, the following corporate developments have transpired:

1.
On May 21, 2004 we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Nevada Sub, our wholly owned subsidiary incorporated for the purpose of reincorporating in Nevada. Pursuant to the terms of the Merger Agreement: (i) our shareholders were to receive one share of common stock of Nevada Sub for each 20 shares of our common stock they owned prior to the Merger; (ii) each 20 options granted to our option holders prior to the Merger was to be converted into one option to purchase or otherwise acquire shares of Nevada Sub common stock under the same terms and conditions, (iii) each 10% convertible note holder was to convert their notes on a post-Merger basis into Nevada Sub convertible notes on the same terms and conditions as the 10% convertible notes, subject to the new conversion price of the lesser of $0.02 or 50% of the average trading price of Nevada Sub for the prescribed period in the Merger Agreement. We held a special meeting of our stockholders on June 21, 2004 (the "Meeting") for the purpose of adopting and approving the Merger. At the Meeting, the reincorporation proposal was approved by a majority of our stockholders. The Merger was completed effective July 12, 2004, with Nevada Sub as the surviving corporation. See "Item 4. Submission of Matters to a Vote of Security Holders".

2.
In November, 2003 we entered into a second license agreement (the "License Agreement") with Balsam, pursuant to which we granted Balsam an exclusive license (the "License") for a term of 40 years to manufacture, use, exploit and sell our proprietary technology within the countries comprising the European Union and China. In consideration of the grant of the License, Balsam agreed to: (i) issue 5,000,000 shares of its common stock to us; and (ii) pay us the following royalties: (a) a sales royalty equal to 2% of gross profits from sales of all apparatus incorporating our proprietary technology and/or commercial goods or products incorporating our proprietary technology, (b) a license royalty equal to 5% of revenues received by Balsam from sub-licensing our proprietary technology, and (c) a minimum royalty payment of $5,000 per month commencing on January 15, 2006, which is to be credited towards all royalty payments under the agreement that have been paid by Balsam or become payable by Balsam during the course of the agreement. The License Agreement supersedes all of our prior agreements with Balsam relating to the License.

3.
From January, 2003 to June 2003, we issued an aggregate of $550,000 of 10% convertible notes (the "Convertible Notes") pursuant to Regulation S of the Securities Act. We sold $82,500 of the Convertible Notes in exchange for cash and the remaining $467,500 of the Convertible Notes were issued to certain of our creditors as payment of amounts owed to the creditors. The Convertible Notes are due on or before December 31, 2005 and the holder of a Convertible Note has the right to convert the Convertible Note into our common stock at any time prior to the maturity date. The Convertible Notes are convertible at the lesser of $0.02 or 50% of the average trading price of our common stock for the 10 trading days preceding the date of conversion. We may at our option elect to pay a portion of the interest due by issuing shares of our common stock in accordance with the terms of the Convertible Notes.

4.
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

We filed 14 trademark applications with the United States Patent and Trademark Office in June, 1998. We received a response from the Patent Office with a request to more narrowly define the scope of the product. We have received a notice of allowance to utilize 11 of the 14 trademarks that were applied for, including trademarks for the terms "InstaCool", "Cool Can", and "Cool Can Technologies", which means that the examining attorney did not find any registered or pending marks which would prevent registration. These trademark names describe both the product and the process involved in the manufacture of a self chilling beverage container. We have applied for and been granted several extensions of the trademark names.

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

On April 18, 2001, we attempted to acquire a patent pending for the PET Container Technology. We determined not to meet our obligations under the license agreement for this technology and the rights to the patent pending for the PET Container Technology that we acquired reverted back to the owners due to non-payment. See "Recent Corporate Developments" above.

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

Following completion of the second phase of our product development program, we obtained a proposal from LNE Engineering Co. ("LNE") in November, 2002 to assist us with the development of our product development program through to prototype fabrication and testing. However, due to lack of financing, we were unable to engage LNE to continue the next phase of our program. As a result, prototype fabrication and testing has been put on hold pending receipt of further financing. LNE's proposal is for the prototype and fabrication of aluminum cans only. See "Item 6. Management's Discussion and Analysis or Plan of Operation – Plan of Operation."

MARKETING PLANS

We are in the process of taking our planned product from the conceptual stage of development to the production of a prototype of a self-chilling beverage container that we can use for testing purposes. If our prototype development efforts are successful, we will then proceed to the marketing phase of our plan of operations which involves marketing the self-chilling beverage container to beverage manufacturers. We have not completed the development of a commercially viable self-chilling beverage container to date, nor have we achieved any revenues to date. Our ability to pursue our plan of operations, as discussed below, is contingent upon us achieving substantial financing, of which there is no assurance. See "Item 6. Management's Discussion and Analysis or Plan of Operation – Plan of Operation."

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

The second phase of advertising is planned to be more consumer oriented. There is not intended to be no specific product or brand advertised, only the technology to make consumers aware that they may purchase beverages in a self chilling container. Our intention is to drive consumer awareness of both the term "InstaCool" as well as the visual identification on the can which indicates the inclusion of the chilling module. There is no assurance that the advertising will be successful. The estimated cost of phase two is unknown at this time.

A percentage of the licensing revenues from the per-can income is planned to be allocated for consumer advertising by us and also by master licensees who will be obligated under the terms of their master license agreement to allocate a pre-determined percentage of revenues to consumer advertising in respective countries and market areas.

MANUFACTURING AND PRODUCTION

We intend to continue to license the self-chilling beverage container technology we develop to large beverage producers and aluminum can manufacturers. We believe this strategy will provide material benefits, including use of the greater manufacturing, marketing, and distribution expertise of such companies and potential reduction of substantial manufacturing costs. Our objective will be to enter into agreements whereby the licensees are responsible for purchasing the raw materials, manufacturing or contracting for the manufacture of the container, as well as the labeling, filling, marketing, selling, and distribution of the self-chilling beverage container technology and other related technologies licensed by us. See Item 1. "Description of Business – Recent Corporate Developments".

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

RESEARCH AND DEVELOPMENT

Due to a lack of working capital, no expenses on research and development activities were incurred during the fiscal years ended June 30, 2004 and 2003. We estimate further research and development costs of approximately $350,000 over the next twelve months in order to carry out our plan of operations, subject to financing. See "Item 6. Management's Discussion and Analysis or Plan of Operation – Liquidity and Financial Condition."

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

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held a special meeting of our stockholders on June 21, 2004 (the "Meeting") for the purpose of adopting and approving a proposal to reincorporate our company in Nevada by way of a merger (the "Merger") between us and our wholly owned subsidiary, Nevada Sub, made pursuant to the terms of an Agreement and Plan of Merger dated May 21, 2004.

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

PART II

ITEM 5.             MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our shares are currently trading on the over-the-counter Pink Sheets under the symbol "NRPT.PK". Our shares traded on the over-the-counter Bulletin Board ("OTC BB") under the stock symbol CCTI from June 28, 2000 to November 20, 2002. Upon the filing of this annual report on Form 10-KSB, and our required quarterly reports to date, we believe that our stock will be eligible to resume trading on the OTC BB. The high and the low bid prices for our shares for the last two fiscal years of actual trading, as reported by the OTC BB or as quoted in the over-the-counter Pink Sheets, as applicable, were:

QUARTER	HIGH ($)	LOW ($)
1st Quarter 2003	$0.20	$0.02
2nd Quarter 2003	$0.20	$0.02
3rd Quarter 2003	$0.40	$0.02
4th Quarter 2003	$0.60	$0.02
1st Quarter 2004	$0.40	$0.10
2nd Quarter 2004	$1.00	$0.002
3rd Quarter 2004	$2.00	$0.02
4th Quarter 2004	$1.20	$0.02

The above quotations have been adjusted to reflect our 20-for-1 reverse stock split effective July 12, 2004. The trades reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders of Common Stock

As of November 2, 2004, there were 150 registered shareholders of our common stock.

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

Recent Sales of Unregistered Securities

There were no unregistered sales of our securities in the fiscal year ended June 30, 2004, except as previously disclosed in our quarterly reports filed during the fiscal year ending June 30, 2004.

ITEM 6.             MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Management's Discussion and Analysis or Plan of Operations and other sections of this annual report constitute "forward-looking statements". These statements, identified by words such as "plan", "anticipate", "believe", "estimate", "should", "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. We advise you to carefully review the reports and documents we file from time to time with the SEC, particularly our quarterly reports on Form 10-QSB and our current reports on Form 8-K.

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
Part 1
  Review of past progress.
  Development of coils and suppliers for the associated parts.
  Development of trigger/valve mechanism.
  Development of charging and canning system.
  Fabrication of six engineering prototype samples.
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

We have cash of $256 and a working capital deficit of $295,778 as of June 30, 2004. Accordingly, we will require additional financing in order to proceed with our plan of operations, see "Liquidity and Capital Resources" below. If we achieve financing that is less than that required to pursue our stated plan of operations, then we will scale back our plan of operations to concentrate solely on the product development phase of our plan of operations. In this event, we will pursue product development to the extent of our financial resources.

RESULTS OF OPERATIONS

Summary of Year End Results

	Year Ended June 30
			Percentage
	2004	2003	Increase / (Decrease)
Revenue	$175,000	$63,000	177%
Expenses	($453,135)	($288,141)	57%
Net Income (Loss)	($278,135)	($225,141)	23%

Revenues

Our revenues during the year ended June 30, 2004 are due to our receipt of 5,000,000 restricted shares of Balsam common stock (the "Balsam Shares") valued at $175,000, in connection with our grant of the License under the License Agreement during the second quarter of our fiscal year.

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

Operating Expenses

The increase in our operating expenses during the year ended June 30, 2004 was primarily due to the increase in our interest expenses. Our interest expenses consist of the amortization of original issue discount for our 10% convertible notes and quarterly interest owed to holders of our 10% convertible notes. See Note 10 to our audited financial statements for the year ended June 30, 2004 included in this Annual Report.

Operating expenses for the years ended June 30, 2004 and June 30, 2003 included the following expenses:

Operating Expenses	Year Ended June 30
	2004	2003
Professional Fees:	$65,000	$21,500
Management Fees:	$60,000	$55,500
Office Expenses:	$15,000	$13,000
Consulting Fees	$60,000	$78,500
Interest Expense*	$244,000	$103,000
Total	$444,000	$271,500

*
The interest expense total for the year ended June 30, 2003, as shown in the table above, has been amended to include the original issue discount amount of $80,000, to reflect a total interest expense of $103,000. The interest expense of $23,000 for the year ended June 30, 2003, as reported in our 2003 Annual Report on Form 10-KSB, did not include the original issue discount amount of $80,000.

Office expenses include rent expenses of $9,600 CDN for the years ended June 30, 2004 and 2003, respectively. Rent expense since inception through June 30, 2004 totaled $92,920. The increased operating expenses during the year ended June 30, 2004 were not reflective of increased product development activities during the year. We anticipate that our operating expenses will increase significantly if we are able to obtain the financing necessary to continue with the development of our Cool Can product and related technology in accordance with our plan of operations.

Net Loss

We recorded a net loss of $278,135 for the year ended June 30, 2004, compared to a net loss of $225,141 for the year ended June 30, 2003. The increase in net loss is due primarily to the increase in our interest expenses and professional fees associated with our reorganization.

LIQUIDITY AND FINANCIAL CONDITION

Cash Flows	Year Ended June 30
	2004	2003
Net Cash from (used in) Operating Activities	($90,005)	($27,457)
Net Cash from (used in) Investing Activities	-	-
Net Cash from (used in) Financing Activities	$35,218	$82,500
Net Increase (decrease) in Cash During Period	($54,787)	$55,043

Accrued but partially unpaid consultant fees payable to our president, Mr. Bruce Leitch, increased to $60,000 as at June 30, 2004 from $55,500 as at June 30, 2003. Consulting fees for services provided by Mr. Leitch from inception through June 30, 2004 totaled $498,000. In 2003, amounts due to Mr. Leitch for consulting services rendered totaling $137,510 were transferred to third parties to settle debts of Mr. Leitch, which were subsequently converted into convertible notes, as described below.

10% Convertible Notes

From January, 2003 to June 2003, we issued the Convertible Notes pursuant to Regulation S of the Securities Act. We sold $82,500 of the Convertible Notes in exchange for cash and the remaining $467,500 of the Convertible Notes were issued to certain of our creditors as payment of amounts owed to the creditors. In connection with the Convertible Note offering, we issued to Mr. Leitch a Convertible Note in the principal amount of $96,490 in settlement of amounts owed to Mr. Leitch for accrued but unpaid consultant fees. Mr. Leitch subsequently converted $20,000 of the principal amount of the Convertible Note on April 23, 2004 in exchange for 1,008,901 shares of our common stock, including accrued interest payable on the Convertible Note.

Working Capital
			Percentage
	At June 30, 2004	At June 30, 2003	Increase / (Decrease)
Current Assets	$18,256	$80,043	(77%)
Current Liabilities	($314,034)	($125,270)	151%
Working Capital Surplus (Deficit)	($295,778)	($45,227)	554%

We have cash of $256 and a working capital deficit of $295,778 as at June 30, 2004. The increase in our working capital deficit resulted mainly from: (i) increased trade payables of $76,450, (ii) increased accrued interest payable of $52,056, (iii) a loan payable $25,218, (iv) an increase in the amounts due to stockholders of $35,040, and (v) a decrease in our cash position of $54,787. Our current monthly cash flow for operating expenses is approximately $15,000 per month. Our current cash reserves are only sufficient to enable us to operate for an additional one month. In addition, we require approximately $690,000 in order to carry out our plan of operations over the next twelve months. Accordingly, we will immediately require additional financing if we are to continue as a going concern and to finance our business operations. We anticipate that any additional financing would be through the sales of our common stock or other equity-based securities. We are presently in the process of negotiating private placements of securities to raise working capital to finance its operations. However, we do not have any arrangements in place for the sale of any of our securities and there is no assurance that we will be able to raise the additional capital that we require to continue operations. In the event that we are unable to raise additional financing on acceptable terms, we intend to reduce our product development efforts and may implement additional actions to reduce expenditures.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Intangibles

Intangible assets are amortized using the straight-line method over 10 years. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" as circumstances dictate, we evaluate whether changes have occurred that would require revision of the remaining estimated lives of recorded long-lived assets, including intangibles, or render those assets not recoverable. If such circumstances arise, recoverability is determined by comparing the undiscounted net cash flows of long-lived assets to their respective carrying values. The amount of impairment, if any, is measured based on the projected discounted cash flows using an appropriate discount rate. At this time, we believe that no significant impairment of intangibles, has occurred and that no reduction of the estimated useful lives of such assets is warranted.

RISK FACTORS

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

We Require Additional Financing To Continue Our Plan Of Operations

Our plan of operations calls for significant expenses in connection with the development of our Cool Can product. Our current operating funds are insufficient to complete our plan of operations which will require an estimated $690,000 to be spent over the next 12 months developing and marketing a prototype of our Cool

Can product in order to accomplish our goals. As of June 30, 2004, being the date of our most recent financial statements, we had cash in the amount of $256 and a working capital deficit of $295,778. Therefore, we will need to obtain additional financing in order to complete our prototype development. We will also require additional financing if the costs of our Cool Can product development are greater than anticipated. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

We Have A Limited Operating History

We have a relatively short operating history and we are involved in a rapidly evolving and unpredictable industry. As of June 30, 2004, being the date of our most recent financial statements, we had a working capital deficit of $295,778. We will need to generate significant revenues to achieve profitability, which may not occur. We expect operating expenses to increase as a result of the further implementation of our business plan. Even if we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. It is possible that we will never achieve profitability.

ITEM 7.             FINANCIAL STATEMENTS.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

FINANCIAL REPORT
JUNE 30, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Norpac Technologies, Inc.

          We have audited the accompanying balance sheets of Norpac Technologies, Inc., a Nevada corporation, (a development stage company) as of June 30, 2004 and 2003, and the related statements of operations, stockholders' deficit and cash flows for the years then ended and the period from inception (April 1, 1998) through June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements present fairly, in all material respects, the financial position of Norpac Technologies, Inc. as of June 30, 2004 and 2003, and the results of its operations and its cash flows for the years then ended and the period from inception (April 1, 1998) through June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

VIRCHOW, KRAUSE & COMPANY, LLP

/s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota
November 2, 2004

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

BALANCE SHEETS
June 30, 2004 and 2003

	2004	2003
ASSETS

CURRENT ASSETS:
Cash	$256	$55,043
Convertible notes subscription receivable	-	10,000
Available-for-sale securities	18,000	15,000

Total Current Assets	18,256	80,043

AVAILABLE FOR SALE SECURITIES	300,000	-

INTANGIBLES, NET	12,000	14,400
	$330,256	$94,443

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$155,069	$78,619
Loan payable	25,218	-
Accounts payable, stockholder	59,006	23,640
Due to stockholders	-	326
Accrued interest	74,741	22,685
Total Current Liabilities	314,034	125,270

CONVERTIBLE NOTES, NET OF ORIGINAL ISSUE DISCOUNT	254,778	80,186

STOCKHOLDERS' DEFICIT:

Common stock, .001 par value, 200,000,000 shares authorized,
1,977,000 and 968,099 shares issued and outstanding, respectively	1,977	968
Additional paid in capital	1,739,384	1,717,801
Deficit accumulated during the development stage	(2,059,917)	(1,781,782)
Accumulated other comprehensive income (loss)	80,000	(48,000)
	(238,556)	(111,013)

	$330,256	$94,443

See Notes to Financial Statements.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

			Period From
			Inception
			(April 1, 1998)
	Year Ended	Year Ended	Through
	June 30,	June 30,	June 30,
	2004	2003	2004

Revenues	$175,000	$63,000	$238,000

Administrative pre-opening and
development expenses	(453,135)	(268,141)	(1,653,917)
Impairment of intangible	-	(20,000)	(20,000)
Stock compensation expense	-	-	(624,000)

Net loss	(278,135)	(225,141)	(2,059,917)

Unrealized gain (loss) on available-for-sale securities	128,000	(48,000)	80,000

Comprehensive loss	$(150,135)	$(273,141)	$(1,979,917)

Basic loss per common share	$(.24)	$(.23)	$(2.37)

Diluted loss per common share	$(.24)	$(.23)	$(2.37)

Weighted average outstanding shares	1,155,608	967,648	867,355

See Notes to Financial Statements.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' DEFICIT

							Deficit
						Accumulated	Accumulated
			Additional			Other	During the
			Paid	Amount	Stock	Comp-	Develop-
	Common Stock		In	Per	Subscription	rehensive	ment
	Shares	Amount	Capital	Share	Receivable	Loss	Stage
Balance, April 1, 1998	-	$-	$-		$-	$-	$-
Net loss	-	-	-		-	-	(6,345)
Balance, June 30, 1998	-	-	-		-	-	(6,345)
Shares issued for cash - July and August 1998	891,000	891	16,929.02		-	-	-
Shares issued for cash - September 1998	10,000	10	99,990	10.00	-	-	-
Shares issued for cash - April 1999	1,841	2	55,228	30.00	-	-	-
Shares issued for receivable - April 1999	3,557	4	106,715	30.00	(106,719)	-	-
Payment on receivable	-	-	-		106,719	-	-
Net loss	-	-	-		-	-	(228,505)
Balance, June 30, 1999	906,398	907	278,862		-	-	(234,850)
Net loss	-	-	-		-	-	(174,236)
Balance, June 30, 2000	906,398	907	278,862		-	-	(409,086)
Net loss	-	-	-		-	-	(307,225)
Balance, June 30, 2001	906,398	907	-		-	-	(716,311)
Shares issued for stockholder debt - October 2001	25,000	25	274,975	11.00	-	-	-
Shares issued for cash - October 2001	6,250	6	49,994	8.00	-	-	-
Shares issued for stockholder debt - November 2001	25,000	25	49,975	2.00	-	-	-
Shares issued for accounts payable - November 2001	5,000	5	9,995	2.00	-	-	-
Shares issued for rounding up of fractional shares related to merger	451	-	-			-
Stock option compensation expense	-	-	504,000		-	-	-
Net loss	-	-	-		-	-	(840,330)
Balance, June 30, 2002	968,099	968	1,167,801		-	-	(1,556,641)
Beneficial conversion of convertible notes issued	-	-	550,000		-	-	-
Net loss	-	-	-		-	-	(225,141)
Other comprehensive loss on available-for-sale securities	-	-	-		-	(48,000)	-
Balance, June 30, 2003	968,099	968	1,717,801		-	(48,000)	(1,781,782)
Stock issued for conversion of note payable	1,000,000	1,000	19,000.02		-	-	-
Stock issued for accrued interest on note payable	8,901	9	2,583.29		-	-	-
Net loss	-	-	-		-	-	(278,135)
Other comprehensive gain on available-for-sale securities	-	-	-		-	128,000	-
Balance, June 30, 2004	1,977,000	$1,977	$1,739,384		$-	$80,000	$(2,059,917)

See Notes to Financial Statements.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			Period From
			Inception
			(April 1, 1998)
	Year Ended	Year Ended	Through
	June 30,	June 30,	June 30,
	2004	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(278,135)	$(225,141)	$(2,059,917)
Amortization expense	2,400	2,400	12,000
Compensation expense, options to nonemployees	-	-	504,000
Receipt of available-for-sale securities	(175,000)	(63,000)	(238,000)
Excess of fair value of common stock issued over
carrying amount of debt	-	-	120,000
Amortization of original issue discount	194,592	80,186	274,778
Impairment loss on intangibles	-	20,000	20,000
Increase in accounts payable	76,450	58,811	223,867
Increase in accrued interest	54,648	22,685	77,332
Increase in accounts payable, stockholders	35,366	55,500	293,005
Increase (decrease) in due to stockholders	(326)	21,102	20,776
Net cash flows used in operating activities	(90,005)	(27,457)	(752,159)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangibles	-	-	(44,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Collection of subscription receivable	10,000	-	10,000
Issuance of common stock	-	-	329,769
Net proceeds from due to stockholders	-	-	348,928
Proceeds from loan payable	25,218	-	25,218
Issuance of convertible notes	-	82,500	82,500
Net cash flows from financing activities	35,218	82,500	796,415
Increase (decrease) in cash	(54,787)	55,043	256
Cash:
Beginning	55,043	-	-

Ending	$256	$55,043	$256

SUPPLEMENTAL CASH FLOWS INFORMATION:

Cash paid for interest	$817	$686	$1,503

NONCASH INVESTING AND FINANCING ACTIVITIES:

Stock issued for amount due to stockholders	$-	$-	$205,000
Stock issued for accounts payable	$-	$-	$10,000
Conversion of accounts payable, stockholders and
due to stockholders and issuance of subscription
receivable for convertible notes	$-	$467,500	$467,500
Stock issued for conversion of notes payable	$20,000	$-	$-
Stock issued for accrued interest on notes payable	$2,592	$-	$-

See Notes to Financial Statements.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 1.	Nature of Business and Summary of Significant Accounting Policies:

Organization and activities:

NorPac Technologies, Inc. (the Company) was originally incorporated on April 1, 1998 in the state of Minnesota. On July 12, 2004 the Company was reorganized and became a Nevada Corporation (Note 12). The Company was formed to act as a holding company for manufacturing companies and since inception, has devoted its efforts to raising capital and pre-opening activities. The Company owns a patent for a self-chilling beverage container and parts therefore.

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

Intangibles:

Intangible assets (Note 6) are amortized using the straight-line method over 10 years. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" as circumstances dictate, the Company evaluates whether changes have occurred that would require revision of the remaining estimated lives of recorded long-lived assets, including intangibles, or render those assets not recoverable. If such circumstances arise, recoverability is determined by comparing the undiscounted net cash flows of long-lived assets to their respective carrying values. The amount of impairment, if any, is measured based on the projected discounted cash flows using an appropriate discount rate. At this time, the Company believes that no significant impairment of the remaining intangibles has occurred and that no reduction of the estimated useful lives of such assets is warranted (see Note 6). Amortization expense for each of the years ended June 30, 2004 and 2003 was $2,400 and accumulated amortization was $12,000 and $9,600, respectively. Estimated amortization expense is $2,400 for each of the next five years

Note 1.	Nature of Business and Summary of Significant Accounting Policies (continued):

Stock-based compensation:

The Company applies Accounting Principles Board (APB) Opinion 25 "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for stock options issued to employees for the years ended June 30, 2004 and 2003 or the period from inception through June 30, 2004. Stock options and warrants issued to non-employees are recorded at fair value, as required by SFAS No. 123, using the Black Scholes pricing model.

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net loss and loss per common share would have been changed to the pro forma amounts indicated below:

			Period From
			Inception
			(April 1,
			1998)
			Through
	2004	2003	June 30,
			2004
Net loss	$(278,135)	$(225,141)	$(2,059,917)
Pro forma net loss	$(278,135)	$(225,141)	$(2,108,917)

Stock based compensation
As reported	$-	$-	$504,000
Proforma	$-	$-	$48,000

Basic and diluted loss per common share
As reported	$(.24)	$(.23)	$(2.37)
Pro forma	$(.24)	$(.23)	$(2.43)

The fair value of each option was estimated using the Black-Scholes option-pricing model with the following assumptions for the years ended June 30, 2004 and 2003:

Risk-free interest rate	2.5-3.0%
Expected lives	1-2 years
Volatility	95%

Loss per common share:

Loss per share is computed based on the weighted average number of common shares outstanding. Potential issuances that would reduce loss per common share are considered anti-dilutive and are excluded from the computation.

Advertising:

Advertising costs, if any, are expensed as they occur. Advertising costs were $0 for each of the years ended June 30, 2004 and 2003, and $14,662 for the period from inception through June 30, 2004.

Note 1.	Nature of Business and Summary of Significant Accounting Policies (continued):

Comprehensive loss:

SFAS No. 130 "Reporting Comprehensive Income" establishes standards for reporting and presentation of comprehensive loss and its components in a full set of financial statements. Comprehensive loss consists of the Company's net loss and unrealized gain (loss) on available-for-sale securities and is presented in the statements of operations and comprehensive loss. Statement 130 only requires additional disclosure in the financial statements; it does not affect the Company's financial position or results of operations.

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

Carrying value of financial instruments:

The carrying value of the Company's financial instruments approximates fair value at June 30, 2004 and 2003.

Note 2. Income Taxes:

For income tax purposes, pre-opening costs are generally deferred and amortized to expense in future tax returns. Accordingly, the Company has no tax loss carryforwards. For financial reporting purposes, realization of the value of book versus tax temporary differences is dependent upon the Company generating sufficient taxable income in future years. Because of the development stage nature of the Company, lack of operating history and potential future stock sales (which may limit the value of loss carryforwards) management has eliminated the deferred tax value of pre-opening costs by a valuation allowance.

The benefit for income taxes differs from the amount computed by applying the U.S. federal income tax rate to loss before income taxes as follows:

	2004	2003
Expected benefit at statutory rate	$(100,129)	$(80,550)
State tax effects	(19,469)	(15,075)
Increase in valuation allowance	119,598	95,625
	$-	$-

Tax law provides for limitation on the use of future loss carryovers should significant ownership changes occur. The following is a summary of deferred taxes:

	2004	2003
Deferred tax assets:
Pre-opening costs	$853,223	$733,625
Valuation allowance	(853,223)	(733,625)
	$-	$-

Note 3.

Stockholders' Equity:

The Board of Directors have the power and authority to fix by resolution any designation, class, series, voting power, preference, right, qualification, limitation, restriction, dividend, time and place of redemption, and conversion right with respect to any stock of the corporation.

Note 4.

Related Party Transactions:

The Company currently has a consulting arrangement with an officer/stockholder. Such consulting fees totaled $60,000 and $55,500 for the years ended June 30, 2004 and 2003, respectively. Consulting fees from inception through June 30, 2004 totaled $498,000. In 2003, amounts due to the officer/stockholder for consulting services rendered totaling $137,510 were transferred to third parties to settle debts of the officer/stockholder (which were subsequently converted into convertible notes, and $96,490 was converted into convertible notes by the officer/stockholder (Note 10). The balance due to the officer/stockholder at June 30, 2004 and 2003 was $59,006 and $23,640, respectively. Amounts due to the officer/ stockholder are unsecured, non-interest bearing, and due on demand.

The Company received services from various stockholders. In 2003, amounts due to the stockholders for loans received totaled $144,704, plus an additional $20,000 in consulting fees, such that a total of $164,704 were converted into convertible notes (Note 10). The advances are unsecured, non-interest bearing, and due on demand. The balance due to the various stockholders was $0 and $326 as of June 30, 2004 and 2003, respectively.

Note 5.

Available-for-sale Securities:

The Company records available-for-sale securities at market value.

In November 2002, the Company received securities valued at $63,000. Pursuant to the license agreement described in Note 8, the Company received additional securities valued at $175,000. The securities consist of 5,300,000 shares of Balsam Ventures, Inc. The market value of the securities was $318,000 as of June 30, 2004. Accordingly, the Company recorded an unrealized gain on available-for-sale securities.

Note 6.

Intangibles:

A United States patent for a self-chilling beverage container and parts therefore was obtained by a founding stockholder on March 11, 1997. During 1998, the patent and patent holder rights thereunder were sold to the Company for $1. Subsequent costs in June 1999 of $24,000 to file foreign patent applications have been similarly capitalized.

In April 2001, the Company acquired a patent pending from certain stockholders which expands on the above patent. The acquisition agreement required the payment by the Company to the stockholders of $20,000. In addition, the Company was to issue to the stockholders: (i) 7,500 shares of the Company's common stock upon the grant of a patent in connection with the acquired patent pending; and (ii) an additional 4,500 shares for each country in respect of which the Company grants a license of the acquired technology, for the first ten countries, and 3,000 shares for each additional country, to a maximum of 75,000 shares under the acquisition agreement. The Company was to also pay an ongoing royalty to the stockholders based on sales of products incorporating the technology as follows: (i) 4.5% of gross profits achieved by the Company on products incorporating the technology; and (ii) 15% of any licensing revenues or royalty payments earned by the Company on licenses of the acquired technology. The Company had agreed to use its best efforts to commercialize the acquired technology and to apply to the United States Patent Office for a grant of a patent relating to the patent pending. The agreement was cancelled due to the Company's default under the agreement on June 14, 2003 as such, an impairment loss of $20,000 was recorded for the year ended June 30, 2003.

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

Information relating to stock options is as follows:

		Weighted
	Number of	Average
	Shares	Exercise
Under option, June 30, 2001	177,500	$7.50
Granted	30,000.50
Exercised – conversion of debt and accounts payable	(55,000)	1.50
Cancelled	(27,500)	3.00
Under option, June 30, 2002	125,000	2.65
Expired	(100,000)	2.20
Cancelled	(25,000)	3.00
Under option, June 30, 2003	-	-
Granted	-	-
Expired	-	-
Cancelled	-	-
Under option, June 30, 2004
Weighted average fair value of options granted during the
period ended June 30, 2001		$-
Weighted average fair value of options granted during the
period ended June 30, 2002		$-
Weighted average fair value of options granted during the
period ended June 30, 2003		$-
Weighted average fair value of options granted during the
period ended June 30, 2004		$-

During the year ended June 30, 2002, based on the decrease in the market price of the Company's common stock, the Company re-priced its stock options. There has been no accounting consequence or compensation as of June 30, 2002 for the options repriced. All options have been cancelled or expired during the year ended June 30, 2003.

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

Note 8.	License Agreement (continued): The consideration for the Agreement is as follows:

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

The Technology and the Company patents and trademarks included in the Technology remain the property of the Company subject to the terms of the License granted under the Agreement. However, Balsam has a right of first refusal to acquire the intellectual property subject to the Agreement should the Company seek to dispose of the Technology during the currency of the Agreement. The Agreement supersedes all prior arrangements and agreements between the Company and Balsam in respect of the Technology.

Note 9.

Loan Payable:

In 2004, the Company received a loan from a company controlled by an independent consultant. The loan is unsecured, non-interest bearing, and due on demand. The balance due at June 30, 2004 was $25,218.

Note 10.

Convertible Notes:

During the period from January through June 2003, the Company issued $550,000 of 10% convertible notes pursuant to Regulation S of the Securities Act of 1933. The convertible notes are due on or before December 31, 2005 and the holder of the note has the right to convert the note into the Company's common stock at any time prior to the maturity date. The note is convertible at the lesser of $.02 or 50% of the average trading price of the Company's common stock for the 10 trading days preceding the date of conversion. The proceeds and conversion of accounts payable, accounts payable-stockholder and due to stockholders of $550,000 were allocated between the note and the beneficial conversion, which were valued using the Black Scholes pricing model. The resulting fair value of the beneficial conversion of the note payable into common stock as defined in Emerging Issues Task Force (EITF) 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", in the amount of $550,000 is being amortized over the life of the note using the straight-line method, which approximates the interest method. The entire proceeds were allocated to the beneficial conversion right. The notes may be converted at the holder's sole option. The Company may at its option elect to pay a portion of the interest due by issuing the Company's common stock as defined in the convertible note agreement.

On April 23, 2004, an officer/stockholder converted a portion of a convertible note in the amount of $20,000. In accordance with the convertible note agreement, the Company has issued 1,000,000 common shares for the conversion and an additional 8,901 common shares to satisfy the accrued interest payable on the note.

The fair value of the beneficial conversion is as follows:

	2004	2003
Outstanding convertible notes payable	$530,000	$550,000
Less: beneficial conversion	(275,222)	(469,814)
Convertible notes, net of original issue discount	$254,778	$80,186

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

Note 12.

Merger:

On June 21, 2004, stockholders of the Company approved an agreement with an effective date of July 12, 2004 to merge with NorPac Technologies, Inc. (NorPac), a Nevada Corporation. On closing of the Merger Agreement:

  NorPac was the surviving corporation of the Merger and continues to operate the Company's business

  The Company's shareholders received one share of common stock of NorPac for each 20 shares of the Company's common stock they own.

The impact of the merger was accounted for on a retroactive basis in the Company's financial statements.

ITEM 8.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.           CONTROLS AND PROCEDURES.

(A) Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer/principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance that our disclosure control objectives are achieved. Our principal executive officer/principal financial officer has concluded that our disclosure controls and procedures are, in fact, effective at providing this reasonable level of assurance as of the period covered.

(B) Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our principal executive officer/principal financial officer has determined that there are no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, our internal controls over financial reporting.

ITEM 8B.           OTHER INFORMATION.

None.

PART III

ITEM 9.             DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following information sets forth the names of our sole officer and director, his present positions with our company, and his biographical information.

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

Code of Ethics

We adopted a Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer, Corporate Controller and certain other finance executives, which is a "code of ethics" as defined by applicable rules of the SEC. Our Code of Ethics is attached as an exhibit to our Annual Report on Form 10-KSB for the year ended June 30, 2003. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

The following persons have failed to file, on a timely basis, the identified reports required by section 16(a) of the Exchange Act during the most recent fiscal year:

Name and Principal Position	Number of Late	Transactions Not	Known Failures to
	Reports	Timely Reported	File a Required Form
Bruce Leitch, Director and President	One	One	Nil

ITEM 10.           EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for all services rendered in all capacities to us for the fiscal period ended June 30, 2004.

		Annual Compensation				Long Term Compensation
					Other
					Annual	Restricted			All Other
					Compen-	Stock	Options/*	LTIP	Compen-
Name	Title	Year Salary		Bonus	sation	Awarded	SARs (#)	payouts ($)	sation

Bruce Leitch (1) (2)	President, Secretary,	2004	$60,000	Nil	Nil	Nil	Nil	Nil	Nil
	Treasurer & Director	2003	$55,500	Nil	Nil	Nil	Nil	Nil	Nil
		2002	$102,000	Nil	Nil	Nil	Nil	Nil	Nil

(1)
Mr. Leitch has acted as a management consultant to our company and was paid under the arrangement the sum of $8,500 per month until September 30, 2002. As of January 1, 2003 Mr. Leitch received $5,000 per month for his management consulting services provided to us.

(2)
We issued to Mr. Leitch a Convertible Note in the principal amount of $96,490 in settlement of amounts owed to Mr. Leitch for accrued but unpaid consultant fees. Mr. Leitch subsequently converted $20,000 of the principal amount of the Convertible Note on April 23, 2004 in exchange for 1,008,901 shares of our common stock, including accrued interest payable on the Convertible Note.

STOCK OPTION GRANTS

The following table sets forth information with respect to stock options granted to each of our directors and officers during our most recent fiscal year ended June 30, 2004:

OPTION / SAR GRANTS IN LAST FISCAL YEAR (INDIVIDUAL GRANTS)
Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees	Exercise Price (per Share)	Expiration Date
Bruce Leitch, President, Secretary, Treasurer and Director	Nil	N/A	N/A	N/A

EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES

The following is a summary of the share purchase options exercised by our officers, directors and employees during the financial year ended June 30, 2004:

AGGREGATED OPTION/SAR EXERCISES DURING THE LAST FINANCIAL YEAR END AND FINANCIAL YEAR-END OPTION/SAR VALUES
Name	Common Shares Acquired on Exercise ($)	Value Realized ($)	Unexercised Options at Financial Year-End (#) exercisable / unexercisable	Value of Unexercised In-The- Money Options/SARs at Financial Year-End ($) exercisable / unexercisable
Bruce Leitch, President, Secretary, Treasurer and Director	Nil	N/A	Nil/Nil	Nil

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

ITEM 11.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of November 2, 2004 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

	Name and Address	Amount and Nature	Percentage of
Title of class	of Beneficial Owner	of Beneficial Ownership	Common Stock (1)

Common Stock	Bruce Leitch	4,834,251(2)	83.3% (2)
	Director, President,	Direct and Indirect
Secretary & Treasurer
698 Seymour Street, Suite 311
Vancouver, British Columbia

Common Stock	All Officers and Directors as	4,834,251(2)	83.3%(2)
a Group (1 person)

5% SHAREHOLDERS

Common Stock	Delta Technologies Group Inc.	125,000(3)	6.3%
	6155 Carpinteria Ave.	Direct
Carpinteria, CA 93013

Common Stock	General Beverage Corp.	100,000(4)	5.1%
	6155 Carpinteria Ave.	Direct
Carpinteria, CA 93013

Common Stock	David St. James	140,000(5)	7.1%
	1187 Coast Village Rd.	Indirect
#1-414, Santa Barbara CA
93108

Common Stock	Melanie St. James	140,000(6)	7.1%
	163 Hot Springs Rd.	Indirect
Montecito, CA 93108

Notes:
(1)
Based on 1,977,000 shares of our common stock issued and outstanding as of November 2, 2004. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on November 2, 2004.

(2)
Consists of 1,009,751 shares of our common stock held directly by Bruce Leitch and 3,824,500 shares that are immediately acquirable upon conversion of the Convertible Notes held by Mr. Leitch. Mr. Leitch holds Convertible Notes in the principal amount of $76,490. These Convertible Notes are convertible into 3,824,500 of our common shares.

(3)	Delta Technologies Group Ltd. is a private company controlled by David St. James, Melanie St. James and George Baxter.
(4)	General Beverage Corp. is a Nevada corporation. David St. James. is the largest shareholder of General Beverage Corp.
(5)	Includes 15,000 shares held by David St. James and 125,000 shares in the name of Delta Technologies Group, Inc.
(6)	Includes 15,000 shares held by Melanie St. James and 125,000 shares in the name of Delta Technologies Group, Inc.

Security Ownership of Management

We are not aware of any arrangement that might result in a change in control in the future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the most recently completed fiscal year. In June, 2000, our board of directors approved the 2000 Stock Option Plan (the "Plan"). Under the Plan, options to purchase up to 3,600,000 shares of our common stock may be granted to our employees, officers, directors, and eligible consultants of our company. The Plan provides that the option price be the fair market value of the stock at the date of grant as determined by the Board of Directors. Options granted become exercisable and expire as determined by the Board of Directors. For a more detailed discussion, please refer to Note 7 to our financial statements attached to this annual report.

EQUITY COMPENSATION PLAN INFORMATION AS AT JUNE 30, 2004
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

2000 Stock Option Plan

On June 21, 2000, we established our 2000 Stock Option Plan. The purpose of the Plan is to advance the interests of our company and our stockholders by strengthening our ability to obtain and retain the services of the types of employees, consultants, officers and directors who will contribute to our long term success and to provide incentives which are linked directly to increases in stock value which will inure to the benefit of all our stockholders. The Plan is administered by our Board of Directors or by a committee of two or more non-employee directors appointed by the Board of Directors (the "Administrator"). Subject to the provisions of the Plan, the Administrator has full and final authority to grant the awards of stock options and to determine the terms and conditions of the awards and the number of shares to be issued pursuant thereto. Options granted under the Plan may be either "incentive stock options," which qualify for special tax treatment under the Internal Revenue Code of 1986, as amended, (the "Code") or nonqualified stock options.

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

Mr. Leitch, our President, has acted as a management consultant to our company and was paid under the arrangement the sum of $8,500 per month until September 30, 2002. As of January 1, 2003 Mr. Leitch received $5,000 per month for his management consulting services provided to our company. Consulting fees for services provided by Mr. Leitch from inception through June 30, 2004, totaled $498,000.

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

On April 23, 2004, Mr. Leitch, was issued 1,000,000 shares of our common stock as a result of the partial exercise of his conversion rights with respect to an aggregate of $96,490 in Convertible Notes issued to Mr. Leitch on January 6 and February 14, 2003. The Convertible Note is convertible at the lesser of $0.02 per share or 50% of the average trading price of our common stock for the 10 trading days prior to conversion. We issued a further 8,901 shares of our common stock to Mr. Leitch in satisfaction of our interest obligations under the Convertible Notes. The Convertible Notes allow us to elect to pay accrued interest by issuing common stock at 70% of the average market price of our common stock for the 10 trading days prior to the interest payment date. Issuance of these shares was made pursuant to Regulation S of the Securities Act, on the basis that Mr. Leitch is not a "U.S. Person" as defined in Regulation S. Appropriate legends were affixed to the stock certificate issued to Mr. Leitch in accordance with Regulation S.

Acquisition of Patent Pending

On April 18, 2001, we acquired a patent pending for the PET Container Technology from Melanie St. James, David St. James and Edward Halimi. In April, 2003 we determined not to make the required payments on our Patent Transfer Agreement and as a result relinquished our interest in the patent pending for the PET Container Technology. Our interest in the technology reverted in June, 2003 to the owners Melanie St. James, David St. James and Edward Halimi of the patent pending under the terms of our agreement with the owners. Each of Melanie St. James and David St. James is the owner of more than 5% of our outstanding common stock. See "Item 1. Description of Business" for a summary of this transaction.

Management Contracts

Mr. Leitch, our President, has acted as a management consultant to our company and was paid under the arrangement the sum of $8,500 per month until September 30, 2002. As of January 1, 2003 Mr. Leitch received $5,000 per month for his management consulting services provided to our company. See "Item 10. Executive Compensation".

Convertible Notes

Mr. Leitch received a Convertible Note in the principal amount of $96,490 in settlement of amounts owed by our company to Mr. Leitch on account of accrued but unpaid consultant fees. The Convertible Note was issued pursuant to Regulation S of the Securities Act. See "Item 1. Description of Business - Recent Corporate Developments".

ITEM 13.             EXHIBITS.

(a)         Exhibits

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation and Bylaws (1)

3.2	Articles of Merger (6)

3.3	Bylaws as amended (6)

10.1	Sale of Patent Agreement dated as of June 15, 1998 between Cool Can Technologies, Inc. and Edward Halimi (1)

10.2	Patent and Technology Transfer Agreement dated April 18, 2001 among Cool Can Technologies, Inc., David St. James, Melanie St. James and Edward Halimi.(2)

10.3	Exclusive License Agreement dated June 5, 2002 between Balsam Ventures, Inc., and Cool Can Technologies Inc. (3)

10.4	Form of Convertible Note (5)

10.5	Form of Subscription Agreement between Cool Can Technologies, Inc. and the Convertible Noteholders (5)

10.6	Exclusive License Agreement dated for reference November 30, 2003 between Balsam Ventures, Inc., and Cool Can Technologies Inc.(4)

10.7	Agreement and Plan of Merger Agreement dated effective May 21, 2004 among Cool Can Technologies, Inc. and NorPac Technologies, Inc. (7)

14.1	Code of Ethics (8)

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with the SEC as an exhibit to our registration statement on Form 10SB originally filed on August 26, 1999, as amended.
(2)	Filed with the SEC as an exhibit to our annual report on Form 10-KSB for the year ended June 30, 2001.
(3)	Filed with the SEC on June 20, 2002 as an exhibit to our current report on Form 8-K.
(4)	Filed with the SEC on January 9, 2004 as an exhibit to our current report on Form 8-K.
(5)	Filed with the SEC as an exhibit to our annual report on Form 10-KSB for the year ended June 30, 2002.
(6)	Filed with the SEC as an exhibit to our annual report on Form 10-QSB for the fiscal period ended September 30, 2003.
(7)	Filed with the SEC on July 8, 2004 as an exhibit to our current report on Form 8-K.
(8)	Filed with the SEC as an exhibit to our annual report on Form 10-KSB for the year ended June 30, 2003.

ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended June 30, 2004 for professional services rendered by the principal accountant for the audit of the Corporation's annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended June 30, 2004	Year Ended June 30, 2003
Audit Related Fees	$17,700	$4,500
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$17,700	$4,500

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORPAC TECHNOLOGIES, INC.

By:	/s/ Bruce T. Leitch

BRUCE T. LEITCH
President, Chief Executive Officer
and Chief Financial Officer
Director

Date: November 17, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Bruce T. Leitch

BRUCE T. LEITCH
President, Chief Executive Officer
and Chief Financial Officer
(Principal Executive Officer and
Principal Accounting Officer)
Director

Date: November 17, 2004