Form 10QSB
period 2004-09-30
NORPAC TECHNOLOGIES, INC.
filed 2004-12-21
CIK 1067286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended September 30, 2004

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 17, 2004, the Issuer had 1,977,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐     No ☒

PART 1 - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarterly period ended September 30, 2004 are not necessarily indicative of the results that can be expected for the year ending June 30, 2005.

As used in this Quarterly Report, the terms "we", "us", "our", and “our company” mean NorPac Technologies, Inc. (formerly Cool Can Technologies, Inc.), unless otherwise indicated.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

BALANCE SHEETS

ASSETS	September 30,	June 30,
	2004	2004
	(unaudited)	(audited)
CURRENT ASSETS:
Cash	$1,355	$256
Available-for-sale securities	2,940	18,000

Total Current Assets	4,294	18,256

AVAILABLE-FOR-SALE SECURITIES	210,000	300,000

INTANGIBLES, NET	11,400	12,000
	$225,695	$330,256

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$183,873	$155,069
Loan payable	27,892	25,218
Accounts payable, stockholder	68,137	59,006
Accrued interest	88,100	74,741
Total Current Liabilities	368,002	314,034

CONVERTIBLE NOTES, NET OF ORIGINAL ISSUE DISCOUNT	300,051	254,778

STOCKHOLDERS’ DEFICIT:
Common stock, .001 par value, 200,000,000 shares authorized,
1,977,000 and 1,977,000 shares issued and outstanding, respectively	1,977	1,977
Additional paid in capital	1,739,384	1,739,384
Deficit accumulated during the development stage	(2,206,959)	(2,059,917)
Accumulated other comprehensive income	23,240	80,000
	(442,358)	(238,556)

	$225,695	$330,256

See Notes to Financial Statements.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

			Period From
			Inception
			(April 1, 1998)
	Three Months Ended		Through
	September 30,		September 30,
	2004	2003	2004

Revenues	$-	$-	$238,000

Administrative pre-opening and
development expenses	(50,211)	(35,382)	(1,350,515)
Interest expense	(58,766)	(60,719)	(412,379)
Impairment of intangible	-	-	(20,000)
Stock compensation expense	-	-	(624,000)
Realized loss on available-for-sale securities	(38,065)	-	(38,065)

Net loss	(147,042)	(96,101)	(2,206,959)

Comprehensive income (loss)
Unrealized gain (loss) on available-for-sale securities, net of
reclass adjustment of $38,065, $0, and $38,065, respectively	(56,760)	(3,000)	23,240

Comprehensive loss	$(203,802)	$(99,101)	$(2,183,719)

Basic loss per common share	$(.12)	$(.10)	$(2.51)

Diluted loss per common share	$(.12)	$(.10)	$(2.51)

Weighted average outstanding shares	1,977,000	967,648	880,018

See Notes to Financial Statements.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

			Period From
			Inception
			(April 1, 1998)
	Three Months Ended		Through
	September 30,		September 31,
	2004	2003	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(147,042)	$(96,101)	$(2,206,959)
Amortization expense	600	600	12,600
Compensation expense, options to nonemployees	-	-	504,000
Receipt of available-for-sale securities for
agreement extension	-	-	(238,000)
Excess of fair value of common stock issued over
carrying amount of debt	-	-	120,000
Realized loss on investments	38,025	-	38,025
Amortization of original issue discount	45,273	46,981	320,051
Impairment loss on intangibles	-	-	20,000
Increase (decrease) in accounts payable	28,804	(18,626)	252,671
Increase in accrued interest	13,359	13,738	90,691
Increase in accounts payable, stockholders	9,131	5,725	302,136
Decrease in due to stockholders	-	(326)	20,776
	(11,850)	(48,009)	(764,009)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of available-for-sale securities	10,275	-	10,275
Purchase of intangibles	-	-	(44,000)
	10,275	-	(33,725)

CASH FLOWS FROM FINANCING ACTIVITIES:
Collection of subscription receivable	-	10,000	10,000
Issuance of common stock	-	-	329,769
Net proceeds from due to stockholders	-	-	348,928
Proceeds from loan payable	2,674	-	27,892
Issuance of convertible notes	-	-	82,500
	2,674	10,000	799,089

Increase (decrease) in cash	1,099	(38,009)	1,355
Cash:
Beginning	256	55,043	-

Ending	$1,355	$17,034	$1,355

SUPPLEMENTAL CASH FLOWS INFORMATION:

Cash paid for interest	$134	$-	$951

NONCASH INVESTING AND FINANCING ACTIVITIES:

Stock issued for amount due to stockholders	$-	$-	$205,000
Stock issued for accounts payable	$-	$-	$10,000
Conversion of accounts payable, stockholders and
due to stockholders and issuance of subscription
receivable for convertible notes	$-	$-	$467,500

See Notes to Financial Statements.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 1.

Nature of Business and Summary of Significant Accounting Policies:

Financial Statements:

The balance sheet of Norpac Technologies, Inc. (the Company) as of September 30, 2004 and the statements of operations and cash flows for the periods ended September 30, 2004 and 2003 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at September 30, 2004 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2004 audited financial statements. The results of operations for the period ended September 30, 2004 are not necessarily indicative of the operating results for the full year.

Organization and activities:

Norpac Technologies, Inc. (the Company) was originally incorporated on April 1, 1998 in the state of Minnesota. On July 12, 2004 the Company was reorganized and became a Nevada Corporation (Note 11). The Company was formed to act as a holding company for manufacturing companies and since inception, has devoted its efforts to raising capital and pre-opening activities. The Company owns a patent for a self-chilling beverage container and parts therefore.

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

Note 1.

Nature of Business and Summary of Significant Accounting Policies (continued):

Intangibles:

Intangible assets (Note 6) are amortized using the straight-line method over 10 years. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” as circumstances dictate, the Company evaluates whether changes have occurred that would require revision of the remaining estimated lives of recorded long-lived assets, including intangibles, or render those assets not recoverable. If such circumstances arise, recoverability is determined by comparing the undiscounted net cash flows of long-lived assets to their respective carrying values. The amount of impairment, if any, is measured based on the projected discounted cash flows using an appropriate discount rate. At this time, the Company believes that no significant impairment of the remaining intangibles has occurred and that no reduction of the estimated useful lives of such assets is warranted (see Note 6). Amortization expense for each of the quarters ended September 30, 2004 and 2003 was $600. Accumulated amortization was $12,600 and $12,000 at September 30, 2004 and June 30, 2004, respectively. Estimated annual amortization expense is $2,400 for each of the next five years.

Stock-based compensation:

The Company applies Accounting Principles Board (APB) Opinion 25 “Accounting for Stock Issued to Employees” and related Interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for stock options issued to employees for the three months ended September 30, 2004 and 2003 or the period from inception through September 30, 2004. Stock options and warrants issued to nonemployees are recorded at fair value, as required by SFAS No. 123, using the Black Scholes pricing model.

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net loss and loss per common share would have been changed to the pro forma amounts indicated below:

			Perod From
			Inception (April
			1, 1998)
	Three Months Ended		Through June
	September 30,		30,
	2004	2003	2004
Net loss	$(147,042)	$(96,101)	$(2,206,959)
Pro forma net loss	(147,042)	(96,101)	(2,206,959)

Stock based compensation
As reported	0	0	0
Pro forma	0	0	0

Basic and diluted loss per common share
As reported	($0.12)	($ 0.10)	($ 2.51)
Pro forma	($0.12)	($ 0.10)	($ 2.52)

The fair value of each option was estimated using the Black-Scholes option-pricing model with the following assumptions for the three months ended September 30, 2004 and 2003:

Risk-free interest rate	2.5-3.0%
Expected lives	1-2 years
Volatility	95%

Note 1.

Nature of Business and Summary of Significant Accounting Policies (continued):

Loss per common share:

Loss per share is computed based on the weighted average number of common shares outstanding. Potential issuances that would reduce loss per common share are considered anti-dilutive and are excluded from the computation.

Advertising:

Advertising costs, if any, are expensed as they occur. Advertising costs were $0 for each of the three months ended September 30, 2004 and 2003, and $14,662 for the period from inception (April 1, 1998) through September 30, 2004.

Comprehensive loss:

SFAS No. 130 “Reporting Comprehensive Income” establishes standards for reporting and presentation of comprehensive loss and its components in a full set of financial statements. Comprehensive loss consists of the Company’s net loss and unrealized gain (loss) on available-for-sale securities and is presented in the statements of operations and comprehensive loss. Statement 130 only requires additional disclosure in the financial statements; it does not affect the Company’s financial position or results of operations.

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

Carrying value of financial instruments:

The carrying value of the Company’s financial instruments approximates fair value at September 30, 2004 and June 30, 2004.

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

The benefit for income taxes differs from the amount computed by applying the U.S. federal income tax rate to loss before income taxes for the three months ended September 30:

	2004	2003
Expected tax (benefit) at statutory rate	$(52,935)	$(32,700)
State tax effects	(10,293)	(5,800)
Increase (decrease) in valuation allowance	63,228	38,500
	$-	$-

Tax law provides for limitation on the use of future loss carryovers should significant ownership changes occur.

The following is a summary of deferred taxes:

	September 30,	June 30,
	2004	2004
Deferred tax assets:
Pre-opening costs	$916,451	$853,223
Valuation allowance	$(916,451)	(853,223)
	$-	$-

Note 3.

Stockholders' Equity:

The Board of Directors have the power and authority to fix by resolution any designation, class, series, voting power, preference, right, qualification, limitation, restriction, dividend, time and place of redemption, and conversion right with respect to any stock of the corporation.

Note 4.

Related Party Transactions:

The Company currently has a consulting arrangement with an officer/stockholder. Such consulting fees totaled $15,000 for the three months ended September 30, 2004 and 2003, respectively. Consulting fees from inception through September 30, 2004 totaled $513,000. In 2003, amounts due to the officer/stockholder for consulting services rendered totaling $137,510 were transferred to third parties to settle debts of the officer/stockholder (which were subsequently converted into convertible notes, and $96,490 was converted into convertible notes by the officer/stockholder (Note 9). The balance due to the officer/stockholder at September 30, 2004 and June 30, 2004 was $68,137 and $59,006, respectively. Amounts due to the officer/ stockholder are unsecured, non-interest bearing, and due on demand.

Note 5.

Available-for-sale Securities:

The Company records available-for-sale securities at market value.

In November 2002, the Company received securities valued at $63,000. Pursuant to the license agreement described in Note 7, the Company received additional securities valued at $175,000. In August and September of fiscal year 2005, the Company sold 230,000 shares at a loss of $38,685 and received proceeds of $10,275. The remaining securities consist of 5,070,000 shares of Balsam Ventures, Inc. The market value of the securities was $212,940 as of September 30, 2004. Accordingly, the Company recorded an unrealized loss on available-for-sale securities.

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

Note 7.

License Agreement (Continued):

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

Note 8.

Loan Payable:

The Company received a loan from a company controlled by an independent consultant. The loan is unsecured, non-interest bearing, and due on demand. The balance due at September 30 2004 and June 30, 2004 was $27,892 and $25,218.

Note 9.

Convertible Notes:

During the period from January through June 2003, the Company issued $550,000 of 10% convertible notes pursuant to Regulation S of the Securities Act of 1933. The convertible notes are due on or before December 31, 2005 and the holder of the note has the right to convert the note into the Company’s common stock at any time prior to the maturity date. The note is convertible at the lesser of $.02 or 50% of the average trading price of the Company’s common stock for the 10 trading days preceding the date of conversion. The proceeds and conversion of accounts payable, accounts payable-stockholder and due to stockholders of $550,000 were allocated between the note and the beneficial conversion, which were valued using the Black Scholes pricing model. The resulting fair value of the beneficial conversion of the note payable into common stock as defined in Emerging Issues Task Force (EITF) 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", in the amount of $550,000 is being amortized over the life of the note using the straight-line method, which approximates the interest method. The entire proceeds were allocated to the beneficial conversion right. The notes may be converted at the holder's sole option. The Company may at its option elect to pay a portion of the interest due by issuing the Company’s common stock as defined in the convertible note agreement.

On April 23, 2004, an officer/stockholder converted a portion of a convertible note in the amount of $20,000. In accordance with the convertible note agreement, the Company has issued 1,000,000 common shares for the conversion and an additional 8,901 common shares to satisfy the accrued interest payable on the note.

The fair value of the beneficial conversion is as follows:

	September 30,	June 30,
	2004	2004
Outstanding convertible notes payable	$530,000	$530,000
Less: beneficial conversion	(229,949)	(275,222)
Convertible notes, net of original issue discount	$300,051	$254,778

The convertible notes subscription receivable of $10,000 was collected during the months of July and August 2003.

Note 10.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Management's Discussion and Analysis or Plan of Operations and other sections of this quarterly report constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate", "believe", "estimate", "should", "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our annual report on Form-10KSB, our quarterly reports on Form 10-QSB and our current reports on Form 8-K.

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

Our proposed product is referred to by us as the “Cool Can” product and consists of a module for insertion in an aluminum beverage container that incorporates a cartridge of liquid carbon dioxide (“CO2”) that is held in place by a cartridge holder. The module consists of proprietary technology for which we have been granted patent protection. The module would be inserted in an aluminum beverage container during an automated canning process. Containers incorporating the Cool Can product would be identified and sold as self-chilling beverage containers. To start the chilling process, a consumer would pull the tab off the container as with a regular non-chilling beverage container. When the tab on the lid of the beverage container is pulled by the consumer, a valve mechanism within the container releases the compressed liquid CO2. The escaping CO2 forms into small particles of frozen snow at extremely cold temperatures and rapidly imparts a chilling action to the beverage. The targeted result is that the consumer may purchase a beverage at room temperature and enjoy it cold without having to purchase it from a cooler or purchase ice to cool the beverage.

In November, 2003 we entered into a license agreement (the “License Agreement”) with Balsam Ventures, Inc. (“Balsam”), pursuant to which we granted Balsam an exclusive license (the “License”) for a term of 40 years to manufacture, use, exploit and sell our proprietary technology within the countries comprising the European Union and China (the “Exclusive Region”). We also granted Balsam a right of first refusal (the “Right of First Refusal”) to purchase our proprietary technology and to license that technology for countries that are not a party to the North American Free Trade Agreement and are outside of the Exclusive Region. In consideration of the grant of the License and Right of First Refusal, Balsam agreed to:

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

The License Agreement supersedes a prior licensing agreement (the “Original License Agreement”) that we had with Balsam dated June 5, 2002.

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

As at September 30, 2004, we had cash of $1,355 and a working capital deficit of $363,708. Accordingly, we will require additional financing in order to proceed with our plan of operations, see “Liquidity and Capital Resources” below. If we do not have sufficient funds to pursue our stated plan of operations, then we will scale back our plan of operations to concentrate solely on the product development phase of our plan of operations. In this event, we will pursue product development to the extent of our financial resources.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2004 Compared To Three Months Ended September 30, 2003

First Quarter Summary

	Three Months Ended September 30
			Percentage
	2004	2003	Increase / (Decrease)
Revenue	-	-	-
Expenses	($147,042)	($96,101)	53%
Net Income (Loss)	($147,042)	($96,101)	53%

Revenues

We do not anticipate earning revenues from the sale of our products until such time as we have completed commercial development of products incorporating our Cool Can technology. We did not generate any revenues during the three months ended September 30, 2004. Our revenues to date have consisted of licensing fees received by us from the licensing of our Cool Can product.

We have not earned any revenues from sales of our products to date and have incurred losses of $2,206,959 since our inception. We are presently in the development stage of our business and we can provide no assurance that we will be able to complete commercial development or successfully sell or license products incorporating our Cool Can technology once development is complete.

Operating Expenses

Our operating expenses for the quarterly periods ended September 30, 2004 consisted of the following:

	Three Months Ended September 30
			Percentage
	2004	2003	Increase / (Decrease)
Selling, General and	($50,211)	($35,382)	41.9%
Administrative Expenses
Interest Expense	($58,766)	($60,719)	(3.2%)
Realized Loss on available-for-sale	($38,065)	-	-
securities
Total Operating Expenses	($147,042)	($96,101)	53%

The increase in our operating expenses during the first quarter ended September 30, 2004 was primarily due to a realized loss on available-for-sale securities incurred during the quarter and an increase in professional fees incurred due to our re-organization activites. See Note 5 to our interim financial statements for the period ended September 30, 2004 included in this Quarterly Report.

We anticipate that our operating expenses will increase significantly if we are able to obtain the financing necessary to continue with the development of our Cool Can product and related technology in accordance with our plan of operations.

Net Loss

	First Quarter Ended September 30
			Percentage
	2004	2003	Increase / (Decrease)
Net Loss	($147,042)	($96,101)	53%

Our net loss for the quarter was comprised entirely of operating expenses. The increase in net loss is due primarily to the fact that we recorded a realized loss on available-for-sale securities during the quarter and incurred an increase in professional fees due to our reorganization-activities.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital

			Percentage
	At September 30, 2004	At June 30, 2004	Increase / (Decrease)
Current Assets	$4,294	$18,256	(76.4%	)
Current Liabilities	$368,002	$314,034	17.1%
Working Capital (Deficit)	($363,708)	($295,778)	22.9%

Cash Flows

	Three Months Ended September 30
	2004	2003
Cash Flows from (used in) Operating Activities	($11,850)	($48,009)
Cash Flows from (used in) Investing Activities	$10,275	-
Cash Flows from (used in) Financing Activities	$2,674	$10,000
Net Increase (decrease) in Cash During Period	$1,099	($38,009)

Our current monthly cash requirements are approximately $20,000 per month. Our current cash reserves are only sufficient to enable us to operate on a short term basis. In addition, we require approximately $690,000 in order to carry out our plan of operations over the next twelve months. Accordingly, we will immediately require additional financing if we are to continue as a going concern and to finance our business operations. We anticipate that any additional financing would be through the sales of our common stock or other equity-based securities. We are presently in the process of negotiating private placements of securities to raise working capital to finance our operations. However, we do not have any arrangements in place for the sale of any of our securities and there is no assurance that we will be able to raise the additional capital that we require to continue operations. In the event that we are unable to raise additional financing on acceptable terms, we intend to reduce our product development efforts and may implement additional actions to reduce expenditures.

We anticipate that we will continue to incur losses for the foreseeable future as we expect to incur substantial product development, marketing and operating expenses in implementing our plan of operations. Our future financial results are uncertain due to a number of factors, many of which are outside of our control. These factors include, but are not limited to:

(a)	our ability to develop a commercially marketable Cool Can product;

(b)	the success of our planned license agreements for the Cool Can technology that we develop;

(c)	our ability to raise additional capital necessary to implement our business strategy and plan of operation;

(d)	our ability to compete with other chilled beverage container technology; and

(e)	the success of any marketing and promotional campaign which we conduct for our Cool Can product once development is complete.

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

We Require Additional Financing To Continue Our Plan Of Operations

Our plan of operations calls for significant expenses in connection with the development of our Cool Can product. Our current operating funds are insufficient to complete our plan of operations which will require an estimated $690,000 to be spent over the next twelve months developing and marketing a prototype of our Cool Can product in order to accomplish our goals. As of September 30, 2004, being the date of our most recent financial statements, we had cash in the amount of $1,355 and a working capital deficit of $363,708. Therefore, we will need to obtain additional financing in order to complete our prototype development. We will also require additional financing if the costs of our Cool Can product development are greater than anticipated. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

(a)	we incur unexpected costs in completing the development of our prototype or encounter any unexpected technical or other difficulties;

(b)	we incur delays and additional expenses as a result of technology failure;

(c)	we are unable to create a substantial market for our products; or

(d)	we incur any significant unanticipated expenses.

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

We Have A Limited Operating History

We have a relatively short operating history and we are involved in a rapidly evolving and unpredictable industry. As of September 30, 2004, being the date of our most recent financial statements, we had a working capital deficit of $363,708. We will need to generate significant revenues to achieve profitability, which may not occur. We expect operating expenses to increase as a result of the further implementation of our business plan. Even if we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. It is possible that we will never achieve profitability.

ITEM 3.     CONTROLS AND PROCEDURES.

Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of Mr. Bruce Leitch our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer (the "Principal Officer"), of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving our disclosure control objectives. Our Principal Officer has concluded that our disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered.

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our Principal Officer has determined that there are no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6.     EXHIBITS.

EXHIBITS

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibit

3.2	Articles of Merger(6)

3.3	Bylaws as amended(6)

10.1	Sale of Patent Agreement dated as of June 15, 1998 between Cool Can Technologies, Inc. and Edward Halimi(1)

10.2	Patent and Technology Transfer Agreement dated April 18, 2001 among Cool Can Technologies, Inc., David St. James, Melanie St. James and Edward Halimi.(2)

10.3	Exclusive License Agreement dated June 5, 2002 between Balsam Ventures, Inc., and Cool Can Technologies Inc.(3)

10.4	Form of Convertible Note(5)

10.5	Form of Subscription Agreement between Cool Can Technologies, Inc. and the Convertible Noteholders(5)

10.6	Exclusive License Agreement dated for reference November 30, 2003 between Balsam Ventures, Inc., and Cool Can Technologies Inc.(4)

10.7	Agreement and Plan of Merger Agreement dated effective May 21, 2004 among Cool Can Technologies, Inc. and NorPac Technologies, Inc.(7)

14.1	Code of Ethics(8)

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with the SEC as an exhibit to our registration statement on Form 10SB originally filed on August 26, 1999, as amended.
(2)	Filed with the SEC as an exhibit to our annual report on Form 10-KSB for the year ended June 30, 2001.
(3)	Filed with the SEC on June 20, 2002 as an exhibit to our current report on Form 8-K.
(4)	Filed with the SEC on January 9, 2004 as an exhibit to our current report on Form 8-K.
(5)	Filed with the SEC as an exhibit to our annual report on Form 10-KSB for the year ended June 30, 2002.
(6)	Filed with the SEC as an exhibit to our annual report on Form 10-QSB for the fiscal period ended September 30, 2003.
(7)	Filed with the SEC on July 8, 2004 as an exhibit to our current report on Form 8-K.
(8)	Filed with the SEC as an exhibit to our annual report on Form 10-KSB for the year ended June 30, 2003.

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

Date: December 17, 2004