Form 10QSB
period 2004-12-31
NORPAC TECHNOLOGIES, INC.
filed 2005-02-22
CIK 1067286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended December 31, 2004

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 17, 2005, the Issuer had 1,977,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarterly period ended December 31, 2004 are not necessarily indicative of the results that can be expected for the year ending June 30, 2005.

As used in this Quarterly Report, the terms "we", "us", "our", and “our company” mean NorPac Technologies, Inc. (formerly Cool Can Technologies, Inc.), unless otherwise indicated.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

BALANCE SHEETS

ASSETS	December 31,	June 30,
	2004	2004
	(unaudited)	(audited)
CURRENT ASSETS:
Cash	$351	$256
Available-for-sale securities	1,395	18,000

Total Current Assets	1,746	18,256

AVAILABLE-FOR-SALE SECURITIES	155,000	300,000

INTANGIBLES, NET	10,800	12,000
	$167,546	$330,256

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Convertible notes, net of original issue discount	$345,324	$-
Accounts payable	189,786	155,069
Loans payable	52,140	25,218
Accounts payable, stockholder	81,141	59,006
Accrued interest	101,459	74,741
Total Current Liabilities	769,850	314,034

CONVERTIBLE NOTES, NET OF ORIGINAL ISSUE DISCOUNT	-	254,778

STOCKHOLDERS’ DEFICIT:
Common stock, .001 par value, 200,000,000 shares authorized,
1,977,000 and 1,977,000 shares issued and outstanding, respectively	1,977	1977
Additional paid in capital	1,739,384	1,739,384
Deficit accumulated during the development stage	(2,315,610)	(2,059,917)
Accumulated other comprehensive income (loss)	(28,055)	80,000
	(602,304)	(238,556)

	$167,546	$330,256

See Notes to Financial Statements.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

					Period from Inception
	Three Months Ended		Six Months Ended		(April 1,1998)
	December 31,		December 31,		Through
	2004	2003	2004	2003	December 31, 2004

Revenues	$-	$175,000	$-	$175,000	$238,000

Administrative pre-opening and
development expenses	(45,620)	(51,378)	(95,831)	(86,418)	(1,396,135)
Interest Expense	(58,771)	(61,039)	(117,537)	(122,101)	(471,150)
Impairment of intangible	-	-	-	-	(20,000)
Stock compensation expense		-		-	(624,000)
Realized loss on available-for-sale securities	(4,260)		(42,325)		(42,325)
Net Income (Loss)	(108,651)	62,583	(255,693)	(33,519)	(2,315,610)

Other comprehensive gain (loss) - unrealized
gain (loss) on available-for-sale securities	(51,295)	51,500	(108,055)	48,500	(28,055)

Comprehensive Income (Loss)	$(159,946)	$114,083	$(363,748)	$14,981	$(2,343,665)

Income (loss) per common share - basic	$(0.05)	$0.06	$(0.13)	$(0.03)	$(2.66)

Income (loss) per common share - diluted	$(0.05)	$0.06	$(0.13)	$(0.03)	$(2.66)

Weighted average outstanding shares	1,977,000	967,648	1,977,000	967,648	871,707

See Notes to Financial Statements.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

			Period From
			Inception
			(April 1, 1998)
	Six Months Ended		Through
	December 31,		December 31,
	2004	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(255,693)	$(33,519)	$(2,315,610)
Amortization of patent	1,200	1,200	13,200
Compensation expense, options to nonemployees	-	-	504,000
Receipt of available-for-sale securities	-	(175,000)	(238,000)
Excess of fair value of common stock issued over
carrying amount of debt	-	-	120,000
Realized loss on investments	42,325	-	42,325
Amortization of original issue discount	90,546	93,962	365,324
Impairment loss on intangibles	-	-	20,000
Increase in accounts payable	34,717	7,178	258,584
Increase in accrued interest	26,718	27,601	104,050
Increase in accounts payable, stockholders	22,135	14,218	315,140
Increase (decrease) in due to stockholders	-	(326)	20,776
	(38,052)	(64,686)	(790,211)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of available-for-sale securities	11,225	-	11,225
Purchase of intangibles	-	-	(44,000)
	11,225		(32,775)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes subscription receivable	-	10,000	10,000
Issuance of common stock	-	-	329,769
Net proceeds from due to stockholders	-	-	348,928
Net proceeds from loan payable	26,922		52,140
Issuance of convertible notes	-	-	82,500
	26,922	10,000	823,337
Increase (decrease) in cash	95	(54,686)	351
Cash:
Beginning	256	55,043	-

Ending	$351	$357	$351

SUPPLEMENTAL CASH FLOWS INFORMATION:

Cash paid for interest	$273	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:

Stock issued for amount due to stockholders	$-	$-	$205,000
Stock issued for accounts payable	$-	$-	$10,000
Conversion of accounts payable, stockholders and
due to stockholders and issuance of subscription
receivable for convertible notes	$-	$-	$467,500

See Notes to Financial Statements.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 1.

Nature of Business and Summary of Significant Accounting Policies:

Financial Statements:

The balance sheet of Norpac Technologies, Inc. (the Company) as of December 31, 2004 and the statements of operations and cash flows for the periods ended December 31, 2004 and 2003 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at December 31, 2004 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2004 audited financial statements. The results of operations for the period ended December 31, 2004 are not necessarily indicative of the operating results for the full year.

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

A summary of the Company’s significant accounting policies follows:

Income taxes:

Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment.

Note 1.

Nature of Business and Summary of Significant Accounting Policies (continued):

Intangibles:

Intangible assets (Note 6) are amortized using the straight-line method over 10 years. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” as circumstances dictate, the Company evaluates whether changes have occurred that would require revision of the remaining estimated lives of recorded long-lived assets, including intangibles, or render those assets not recoverable. If such circumstances arise, recoverability is determined by comparing the undiscounted net cash flows of long-lived assets to their respective carrying values. The amount of impairment, if any, is measured based on the projected discounted cash flows using an appropriate discount rate. At this time, the Company believes that no significant impairment of the remaining intangibles, has occurred and that no reduction of the estimated useful lives of such assets is warranted (see Note 6). Amortization expense for each of the quarters ended December 31, 2004 and 2003 was $600. Accumulated amortization was $13,200 and $12,000 at December 31, 2004 and June 30, 2004, respectively. Estimated annual amortization expense is $2,400 for each of the next four years and $1,200 for the fifth year.

Stock-based compensation:

The Company applies Accounting Principles Board (APB) Opinion 25 “Accounting for Stock Issued to Employees” and related Interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for stock options issued to employees for the six months ended December 31, 2004 and 2003 or the period from inception through December 31, 2004. Stock options and warrants issued to nonemployees are recorded at fair value, as required by SFAS No. 123, using the Black Scholes pricing model.

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net loss and loss per common share would have been changed to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Net income (loss)	$(108,651)	$62,583	$(255,693)	$(33,519)
Pro forma net income (loss)	(108,651)	62,583	(255,693)	(33,519)

Stock based compensation
As reported	0	0	0	0
Pro forma	0	0	0	0

Basic and diluted income (loss) per
common share
As reported	$(0.05)	$0.06	$(0.13)	$(0.03)
Pro forma	$(0.05)	$0.06	$(0.13)	$(0.03)

There were no options that were issued or vested during the periods ended December 31, 2004 and 2003.

Note 1.

Nature of Business and Summary of Significant Accounting Policies (continued):

Loss per common share:

Loss per share is computed based on the weighted average number of common shares outstanding. Potential issuances that would reduce loss per common share are considered anti-dilutive and are excluded from the computation.

Advertising:

Advertising costs, if any, are expensed as they occur. Advertising costs were $0 for the three and six months ended December 31, 2004 and 2003, and $14,662 for the period from inception through December 31, 2004.

Comprehensive loss:

SFAS No. 130 “Reporting Comprehensive Income” establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of financial statements. Comprehensive income (loss) consists of the Company’s net loss and unrealized gain (loss) on available-for-sale securities and is presented in the statements of operations and comprehensive income (loss). Statement 130 only requires additional disclosure in the financial statements; it does not affect the Company’s financial position or results of operations.

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

Carrying value of financial instruments:

The carrying value of the Company’s financial instruments approximates fair value at December 31, 2004 and June 30, 2004.

Note 2.

Income Taxes:

For income tax purposes, pre-opening costs are generally deferred and amortized to expense in future tax returns. Accordingly, the Company has no tax loss carry forwards. For financial reporting purposes, realization of the value of book vs. tax temporary differences is dependent upon the Company generating sufficient taxable income in future years. Because of the development stage nature of the Company, lack of operating history and potential future stock sales (which may limit the value of loss carry forwards) management has eliminated the deferred tax value of pre-opening costs by a valuation allowance.

Note 2.	Income Taxes (Continued): The benefit for income taxes differs from the amount computed by applying the U.S. federal income tax rate to loss before income taxes for the six months ended as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Expected tax benefit at
statutory rate	$(39,114)	$22,530	$(92,049)	$(11,400)
State tax effects	$(7,606)	4,381	(17,899)	(2,000)
Effect of graduated
federal rates			-	-
Increase (decrease) in
valuation allowance	46,720	(26,911)	109,948	13,400
	$-	$-	$-	$-

Tax law provides for limitation on the use of future loss carryovers should significant ownership changes occur. The following is a summary of deferred taxes:

	December 31,	June 30,
	2004	2004
Deferred tax assets:
Pre-opening costs and other	$963,171	$853,223
costs
Valuation Allowance	(963,171)	(853,223)
	$-	$-

Note 3.

Stockholders’ Equity:

The Board of Directors have the power and authority to fix by resolution any designation, class, series, voting power, preference, right, qualification, limitation, restriction, dividend, time and place of redemption, and conversion right with respect to any stock of the corporation.

Note 4.

Related Party Transactions:

The Company currently has a consulting arrangement with an officer/stockholder. Such consulting fees totaled $15,000 for each of the three months ended December 31, 2004 and 2003, respectively, and $30,000 for each of the six months ended December 31, 2004 and 2003, respectively. Consulting fees from inception through December 31, 2004 totaled $528,000. In 2004, amounts due to the officer/stockholder for consulting services rendered totaling $137,510 were transferred to third parties to settle debts of the officer/stockholder (which were subsequently converted into convertible notes, and $96,490 was converted into convertible notes by the officer/stockholder (Note 10). The balance due to the officer/stockholder at December 31, 2004 and June 30, 2004 was $81,141 and $59,006, respectively. Amounts due to the officer/ stockholder are unsecured, non-interest bearing, and due on demand.

The Company received services from various stockholders. In 2004, amounts due to the stockholders for loans received totaled $144,704, plus an additional $20,000 in consulting fees, such that a total of $164,704 were converted into convertible notes (Note 10). The advances are unsecured, non-interest bearing, and due on demand. The balance due to the various stockholders was $0 as of December 31, 2004 and June 30, 2004, respectively.

Note 5.	Available-for-sale Securities: The Company records available-for-sale securities at market value.

In November 2002, the Company received securities valued at $63,000. Pursuant to the license agreement described in Note 8, the Company received additional securities valued at $175,000. The securities consist of 5,045,000 shares of Balsam Ventures, Inc. In October of fiscal year 2005, the Company sold 25,000 shares and received proceeds of $990. In August and September of fiscal year 2005, the Company sold 230,000 shares at a loss of $38,685 and received proceeds of $10,275. The cost to determine the loss was based on specific identification. The market value of the remaining securities was $156,395 as of December 31, 2004. Accordingly, the Company recorded an unrealized loss on available-for-sale securities.

Note 6.

Intangibles

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

Information relating to stock options is as follows:

		Weighted
	Number of	Average
	Shares	Exercise
Under option, June 30, 2001	177,500	$7.50
Granted	30,000.50
Exercised – conversion of debt and accounts payable	(55,000)	1.50
Cancelled	(27,500)	3.00
Under option, June 30, 2002	125,000	2.65
Expired	(100,000)	2.20
Cancelled	(25,000)	3.00
Under option, June 30, 2003	-	-
Granted	-	-
Expired	-	-
Cancelled	-	-
Under option, June 30, 2004	-	-
Granted	-	-

Expired	-	-
Cancelled	-	-
Under option, December 31, 2004	-	-
Weighted average fair value of options granted during the
period ended June 30, 2001		$-
Weighted average fair value of options granted during the
period ended June 30, 2002		$-
Weighted average fair value of options granted during the
period ended June 30, 2003		$-
Weighted average fair value of options granted during the
period ended June 30, 2004		$-
Weighted average fair value of options granted during the
period ended December 31, 2004		$-

During the year ended June 30, 2002, based on the decrease in the market price of the Company’s common stock, the Company re-priced its stock options. There has been no accounting consequence or compensation as of June 30, 2002 for the options repriced. All options have been cancelled or expired during the year ended June 30, 2003.

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

Note 9.

Loans Payable:

The Company received loans from various companies and individuals. The loans are unsecured, non-interest bearing, and due on demand. The balance due at December 31, 2004 and June 30, 2004 was $52,140 and $25,218.

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

The fair value of the beneficial conversion is as follows:

	December 31,	June 30,
	2004	2004
Outstanding convertible notes payable	$530,000	$530,000
Less: beneficial conversion	(184,676)	(275,222)
Convertible notes, net of original issue discount	$345,324	$254,778

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

Note 12.

Merger:

On June 21, 2004, stockholders of the Company approved an agreement with an effective date of July 12, 2004 to merge with NorPac Technologies, Inc. (NorPac), a wholly owned subsidiary and a Nevada Corporation. On closing of the Merger Agreement:

  NorPac was the surviving corporation of the Merger and continues to operate the Company's business

  The Company's shareholders received one share of common stock of NorPac for each 20 shares of the Company's common stock they own.

The impact of the merger was accounted for on a retroactive basis in the Company’s financial statements.

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

PLAN OF OPERATION

Our plan of operations for the next twelve months, subject to our receiving the necessary additional financing, includes the following components:

1.
The first phase will be divided into two parts and involves engaging LNE Engineering Co., a third party contractor, to proceed with prototype development and production of samples of our self-chilling beverage container modules. This phase will include the following elements:

Phase 1 Prototype Development		Timeline
Part 1	Review of past progress.	1 month
	Development of coils and suppliers for the associated parts.	2 months
	Development of trigger/valve mechanism.	3 months
	Development of charging and canning system.	4 months
	Fabrication of six engineering prototype samples.	5 months
	Plan, cost and schedule for production of 2,000 industry demonstration samples.	6 months
Part 2	Production of 2,000 industry demonstration samples.	7.5 months

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

We anticipate spending approximately $690,000 on our plan of operations over the next twelve months, of which $380,000 is anticipated to be spent over the next six months, subject to our receiving the necessary financing to enable us to pursue our plan of operations. We will not be able to proceed with our plan of operations unless we achieve significant additional financing. If we achieve sufficient additional financing, of which there is no assurance, then the estimated cost and timeframe for completion of each of the above components of our plan of operations will be as follows:

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

As of December 31, 2004, we had cash of $351 and a working capital deficit of $768,104. Accordingly, we will require additional financing in order to proceed with our plan of operations, see “Liquidity and Capital Resources” below. If we do not have sufficient funds to pursue our stated plan of operations, then we will scale back our plan of operations to concentrate solely on the product development phase of our plan of operations. In this event, we will pursue product development to the extent of our financial resources.

RESULTS OF OPERATIONS

Second Quarter and Six Months Summary

	Second Quarter Ended December 31			Six Months Ended December 31
			Percentage			Percentage
			Increase /			Increase /
	2004	2003	(Decrease)	2004	2003	(Decrease)
Revenue	$ --	$175,000	(100)%	$ --	$175,000	(100)%

Expenses	$108,651	$112,417	(3.35)%	$255,693	$208,519	22.62%

Net Income	$(108,651)	$62,583	(273.61)%	$(255,693)	$(33,519)	662.83%
(Loss)

Our net loss for the three month period ended December 31, 2004 was comprised entirely of operating expenses. The increase in net loss over the comparable period ended December 31, 2003 is due primarily to the fact that we did not record any revenue during the three months ended December 31, 2004

Revenues

We do not anticipate earning revenues from the sale of our products until such time as we have completed commercial development of products incorporating our Cool Can technology. We did not generate any revenues during the six months ended December 31, 2004. Our revenues to date have consisted of licensing fees received by us from the licensing of our Cool Can product.

We have not earned any revenues from sales of our products to date and have incurred total losses of $2,315,610 since our inception. We are presently in the development stage of our business and we can provide no assurance that we will be able to complete commercial development or successfully sell or license products incorporating our Cool Can technology once development is complete.

Operating Expenses

Our operating expenses for the interim period ended December 31, 2004 consisted of the following:

	Second Quarter Ended December 31			Six Months Ended December 31
			Percentage			Percentage
	2004	2003	Inc. / (Dec.)	2004	2003	Inc. / (Dec.)
Administrative Pre-Opening	$45,620	$51,378	(11.21)%	$95,831	$86,418	10.89%
and Development Expenses
Interest Expense	58,771	61,039	(3.72)%	117,537	122,101	(3.74)%

Realized Loss on Available-	4,260	--	100%	42,325	--	100%
For-Sale Securities
Total Operating Expenses	$108,651	$112,417	(3.35)%	$255,693	$208,519	22.62%

Our total expenses for the three month period ended December 31, 2004 were reasonably consistent with our total expenses for the three month period ended December 31, 2003. During the period, we realized a loss of $4,260 on the sale of 25,000 shares of Balsam, acquired by us in connection with the License Agreement. See Note 5 to our interim financial statements for the period ended December 31, 2004 included in this Quarterly Report.

We anticipate that our operating expenses will increase significantly if we are able to obtain the financing necessary to continue with the development of our Cool Can product and related technology in accordance with our plan of operations.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
			Percentage
	At December 31, 2004	At June 30, 2004	Increase / (Decrease)
Current Assets	1,746	$18,256	(90.42)%
Current Liabilities	769,850	$314,034	145.15%
Working Capital (Deficit)	$(768,104)	$(295,778)	159.69%

Cash Flows
	Six Months Ended December 31
	2004	2003
Cash Flows from (used in) Operating Activities	$(38,092)	$(64,686)
Cash Flows from (used in) Investing Activities	11,225	--
Cash Flows from (used in) Financing Activities	26,922	10,000
Net Increase (decrease) in Cash During Period	$95	$(54,686)

Our working capital deficit at December 31, 2004 is considerably larger than our working capital deficit at June 30, 2004. This increase in our working capital deficit is primarily attributable to a 145% increase in our current liabilities. At December 31, 2004, we reported as a current liability $345,324 of outstanding convertible notes payable net of original issue discount. These notes were previously reported as a long-term liability, however as they will mature on December 31, 2005, they have now been reported as a current liability. At December 31, 2004, there was $530,000 payable on these convertible notes which pay interest at a rate of 10% per annum (the “Convertible Notes”). Accrued and unpaid interest on the Convertible Notes may be paid, at our option, by the issuance of shares of our common stock. Further, the holders of the Convertible Notes may convert all or any portion of the outstanding amount into shares of our common stock at the lesser of $0.02 per share or 50% of the average trading price of our common stock for the 10 trading days prior to conversion. In accordance with FASB EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Convertible Notes are shown net of the beneficial conversion which is being amortized over the life of the notes. See Note 10 to our interim financial statements for the period ended December 31, 2004 included in this Quarterly Report. Our other current liabilities have also increased significantly during the six months ended December 31, 2004. This additional increase in our current liabilities is primarily attributable to amounts payable incurred in connection with our operating and business development activities.

Our current monthly cash requirements are approximately $20,000 per month. Our current cash reserves are only sufficient to enable us to operate on a short term basis. The Convertible Notes will mature on December 31, 2005, at which time we will be required to repay the principal amount outstanding of $530,000 plus any accrued and unpaid interest thereon. As allowed under the terms of the Convertible Notes, we intend to pay the accrued and unpaid interest on the Convertible Notes by the issuance of shares of our common stock. Given the current market price of our common stock and the conversion price of the Convertible Notes, we expect the holders of the Convertible Notes to exercise their conversion rights prior to maturity. However, to the extent that the holders of the Convertible Notes do not exercise their conversion rights, we will be required to pay in cash the outstanding principal on those Convertible Notes. Further, we require approximately $690,000 in order to carry out our plan of operations over the next twelve months.

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

In addition, the Convertible Notes will mature on December 31, 2005, at which time we will be required to repay the principal amount outstanding of $530,000 plus any accrued and unpaid interest thereon. As allowed under the terms of the Convertible Notes, we intend to pay the accrued and unpaid interest on the Convertible Notes by the issuance of shares of our common stock. Further, given the current market price of our common stock and the conversion price of the Convertible Notes, we expect the holders of the Convertible Notes to exercise their conversion rights prior to maturity. However, to the extent that the holders of the Convertible Notes do not exercise their conversion rights, we will be required to pay in cash the outstanding principal on those Convertible Notes on December 31, 2005.

As of December 31, 2004, being the date of our most recent financial statements, we had cash in the amount of $351 and a working capital deficit of $768,104. Therefore, we will need to obtain additional financing in order to complete our prototype development and to repay the outstanding principal on any Convertible Notes not converted into shares of our common stock. We will also require additional financing if the costs of our Cool Can product development are greater than anticipated. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

We Have A Limited Operating History

We have a relatively short operating history and we are involved in a rapidly evolving and unpredictable industry. As of December 31, 2004, being the date of our most recent financial statements, we had a working capital deficit of $768,104. We will need to generate significant revenues to achieve profitability, which may not occur. We expect operating expenses to increase as a result of the further implementation of our business plan. Even if we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. It is possible that we will never achieve profitability.

ITEM 3. CONTROLS AND PROCEDURES.

Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of Mr. Bruce Leitch our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer (the “Principal Officer”), of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving our disclosure control objectives. Our Principal Officer has concluded that our disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

EXHIBITS

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibit
3.2	Articles of Merger(5)
3.3	Bylaws as amended(5)
10.1	Sale of Patent Agreement dated as of June 15, 1998 between Cool Can Technologies, Inc. and Edward Halimi(1)
10.2	Patent and Technology Transfer Agreement dated April 18, 2001 among Cool Can Technologies, Inc., David St. James, Melanie St. James and Edward Halimi.(2)
10.3	Form of Convertible Note(4)
10.4	Form of Subscription Agreement between Cool Can Technologies, Inc. and the Convertible Noteholders(4)
10.5	Exclusive License Agreement dated for reference November 30, 2003 between Balsam Ventures, Inc., and Cool Can Technologies Inc.(3)
10.6	Agreement and Plan of Merger Agreement dated effective May 21, 2004 among Cool Can Technologies, Inc. and NorPac Technologies, Inc.(6)
14.1	Code of Ethics(7)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Filed with the SEC as an exhibit to our registration statement on Form 10SB originally filed on August 26, 1999, as amended.
(2) Filed with the SEC as an exhibit to our annual report on Form 10-KSB for the year ended June 30, 2001.
(3) Filed with the SEC on January 9, 2004 as an exhibit to our current report on Form 8-K.
(4) Filed with the SEC as an exhibit to our annual report on Form 10-KSB for the year ended June 30, 2002. (5) Filed with the SEC as an exhibit to our annual report on Form 10-QSB for the fiscal period ended September 30, 2003.
(6) Filed with the SEC on July 8, 2004 as an exhibit to our current report on Form 8-K.
(7) Filed with the SEC as an exhibit to our annual report on Form 10-KSB for the year ended June 30, 2003.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORPAC TECHNOLOGIES, INC.

By:

/s/Bruce T. Leitch

_______________________________________
BRUCE T. LEITCH

Chief Executive Officer
and Chief Financial Officer
(Principal Executive Officer,
Principal Financial Officer
and Principal Accounting Officer)

Date: February 18, 2005