Form 10QSB
period 2005-03-31
NORPAC TECHNOLOGIES, INC.
filed 2005-05-16
CIK 1067286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended March 31, 2005

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 12, 2005, the Issuer had 1,977,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarterly period ended March 31, 2005 are not necessarily indicative of the results that can be expected for the year ending June 30, 2005.

As used in this Quarterly Report, the terms "we", "us", "our", and “our company” mean NorPac Technologies, Inc., unless otherwise indicated.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

BALANCE SHEETS

ASSETS	March 31,	June 30,
	2005	2004
	(unaudited)	(audited)
CURRENT ASSETS:
Cash	$121	$256
Available-for-sale securities	4,500	18,000

Total Current Assets	4,621	18,256

AVAILABLE-FOR-SALE SECURITIES	500,000	300,000

INTANGIBLES, NET	10,200	12,000
	$514,821	$330,256

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Convertible notes, net of original issue discount	$390,597	$-
Accounts payable	200,832	155,069
Loans payable	65,990	25,218
Accounts payable, stockholder	94,694	59,006
Accrued interest	114,527	74,741
Total Current Liabilities	866,640	314,034

CONVERTIBLE NOTES, NET OF ORIGINAL ISSUE DISCOUNT	-	254,778

STOCKHOLDERS’ DEFICIT:
Common stock, .001 par value, 200,000,000 shares authorized,
1,977,000 and 1,977,000 shares issued and outstanding, respectively	1,977	1,977
Additional paid in capital	1,739,384	1,739,384
Deficit accumulated during the development stage	(2,413,230)	(2,059,917)
Accumulated other comprehensive income	320,050	80,000
	(351,819)	(238,556)

	$514,821	$330,256

See Notes to Financial Statements.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

					Period from Inception
	Three Months Ended		Nine Months Ended		(April 1,1998)
	March 31,		March 31,		Through
	2005	2004	2005	2004	March 31, 2005

Revenues	$-	$-	$-	$175,000	$238,000

Administrative pre-opening and
development expenses	(39,020)	(51,623)	(134,851)	(138,041)	(1,435,155)
Interest Expense	(58,600)	(60,839)	(176,137)	(182,940)	(529,750)
Impairment of intangible	-	-	-	-	(20,000)
Stock compensation expense		-		-	(624,000)
Realized loss on available-for-sale securities	-		(42,325)		(42,325)
Net Loss	(97,620)	(112,462)	(353,313)	(145,981)	(2,413,230)

Other comprehensive income - unrealized
gain on available-for-sale securities	348,105	79,500	240,050	128,000	320,050

Comprehensive Income (Loss)	$250,485	$(32,962)	$(113,263)	$(17,981)	$(2,093,180)

Loss per common share - basic	$(0.05)	$(0.06)	$(0.18)	$(0.07)	$(2.30)

Loss per common share - diluted	$(0.05)	$(0.06)	$(0.18)	$(0.07)	$(2.30)

Weighted average outstanding shares	1,977,000	1,977,000	1,977,000	1,977,000	1,048,848

See Notes to Financial Statements.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

			Period From
			Inception
			(April 1, 1998)
	Nine Months Ended		Through
	March 31,		March 31,
	2005	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(353,313)	$(145,981)	$(2,413,230)
Amortization of patent	1,800	1,800	13,800
Compensation expense, options to nonemployees	-	-	504,000
Receipt of available-for-sale securities	-	(175,000)	(238,000)
Excess of fair value of common stock issued over
carrying amount of debt	-	-	120,000
Realized loss on sale of available-for-sale securities	42,325	-	42,325
Amortization of original issue discount	135,819	140,944	410,597
Impairment loss on intangibles	-	-	20,000
Increase in accounts payable	45,763	46,284	269,630
Increase in accrued interest	39,786	41,313	117,118
Increase in accounts payable, stockholders	35,688	26,250	328,693
Increase (decrease) in due to stockholders	-	(326)	20,776
	(52,132)	(64,716)	(804,291)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of available-for-sale securities	11,225	-	11,225
Purchase of intangibles	-	-	(44,000)
	11,225	-	(32,775)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes subscription receivable	-	10,000	10,000
Issuance of common stock	-	-	329,769
Net proceeds from due to stockholders	-	-	348,928
Net proceeds from loan payable	40,772		65,990
Issuance of convertible notes	-	-	82,500
	40,772	10,000	837,187
Increase (decrease) in cash	(135)	(54,716)	121
Cash:
Beginning	256	55,043	-

Ending	$121	$327	$121

SUPPLEMENTAL CASH FLOWS INFORMATION:

Cash paid for interest	$532	$-	$1,218

NONCASH INVESTING AND FINANCING ACTIVITIES:

Stock issued for amount due to stockholders	$-	$-	$205,000
Stock issued for accounts payable	$-	$-	$10,000
Conversion of accounts payable, stockholders and
due to stockholders and issuance of subscription
receivable for convertible notes	$-	$-	$467,500

See Notes to Financial Statements.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 1.

Nature of Business and Summary of Significant Accounting Policies:

Financial Statements:

The balance sheet of Norpac Technologies, Inc. (the Company) as of March 31, 2005 and the statements of operations and cash flows for the periods ended March 31, 2005 and 2004 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 2005 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2004 audited financial statements. The results of operations for the period ended March 31, 2005 are not necessarily indicative of the operating results for the full year.

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

Note 1.

Nature of Business and Summary of Significant Accounting Policies (continued):

Intangibles:

Intangible assets (Note 6) are amortized using the straight-line method over 10 years. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” as circumstances dictate, the Company evaluates whether changes have occurred that would require revision of the remaining estimated lives of recorded long-lived assets, including intangibles, or render those assets not recoverable. If such circumstances arise, recoverability is determined by comparing the undiscounted net cash flows of long-lived assets to their respective carrying values. The amount of impairment, if any, is measured based on the projected discounted cash flows using an appropriate discount rate. At this time, the Company believes that no significant impairment of the remaining intangibles, has occurred and that no reduction of the estimated useful lives of such assets is warranted (see Note 6). Amortization expense for each of the quarters ended March 31, 2005 and 2004 was $600. Accumulated amortization was $13,800 and $12,000 at March 31, 2005 and June 30, 2004, respectively. Estimated annual amortization expense is $2,400 for each of the next four years and $600 for the fifth year.

Stock-based compensation:

The Company applies Accounting Principles Board (APB) Opinion 25 “Accounting for Stock Issued to Employees” and related Interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for stock options issued to employees for the nine months ended March 31, 2005 and 2004 or the period from inception through March 31, 2005. Stock options and warrants issued to nonemployees are recorded at fair value, as required by SFAS No. 123, using the Black Scholes pricing model.

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net loss and loss per common share would have been changed to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Net loss	$(97,620)	$(112,462)	$(353,313)	$(145,981)
Pro forma net loss	(97,620)	(112,462)	(353,313)	(145,981)

Stock based compensation
As reported	0	0	0	0
Pro forma	0	0	0	0

Basic and diluted income (loss) per
common share
As reported	($0.05)	($0.06)	($0.18)	($0.07)
Pro forma	($0.05)	($0.06)	($0.18)	($0.07)

There were no options that were issued or vested during the periods ended March 31, 2005 and 2004.

Note 1.

Nature of Business and Summary of Significant Accounting Policies (continued):

Loss per common share:

Loss per share is computed based on the weighted average number of common shares outstanding. Potential issuances that would reduce loss per common share are considered anti-dilutive and are excluded from the computation.

Advertising:

Advertising costs, if any, are expensed as they occur. Advertising costs were $0 for the three and nine months ended March 31, 2005 and 2004, and $14,662 for the period from inception through March 31, 2005.

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

Carrying value of financial instruments:

The carrying value of the Company’s financial instruments approximates fair value at March 31, 2005 and June 30, 2004.

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

Note 2.

Income Taxes (Continued):

The benefit for income taxes differs from the amount computed by applying the U.S. federal income tax rate to loss before income taxes for the three and nine months ended as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Expected tax benefit at
statutory rate	$(33,191)	$(38,237)	$(120,126)	$(49,634)
State tax effects	(5,857)	(6,748)	(21,199)	(8,758)
Effect of graduated
federal rates			-	-
Increase (decrease) in
valuation allowance	39,048	44,985	141,325	58,392
	$-	$-	$-	$-

Tax law provides for limitation on the use of future loss carryovers should significant ownership changes occur.

The following is a summary of deferred taxes:

	March 31,	June 30,
	2005	2004
Deferred tax assets:
Pre-opening costs and other	$994,548	$853,223
costs
Valuation Allowance	(994,548)	(853,223)
	$-	$-

Note 3.

Stockholders’ Equity:

The Board of Directors have the power and authority to fix by resolution any designation, class, series, voting power, preference, right, qualification, limitation, restriction, dividend, time and place of redemption, and conversion right with respect to any stock of the corporation.

Note 4.

Related Party Transactions:

The Company currently has a consulting arrangement with an officer/stockholder. Such consulting fees totaled $15,000 for each of the three months ended March 31, 2005 and 2004, respectively, and $45,000 for each of the nine months ended March 31, 2005 and 2004, respectively. Consulting fees from inception through March 31, 2005 totaled $543,000. In 2004, amounts due to the officer/stockholder for consulting services rendered totaling $137,510 were transferred to third parties to settle debts of the officer/stockholder (which were subsequently converted into convertible notes, and $96,490 was converted into convertible notes by the officer/stockholder (Note 10). The balance due to the officer/stockholder at March 31, 2005 and June 30, 2004 was $94,694 and $59,006, respectively. Amounts due to the officer/ stockholder are unsecured, non-interest bearing, and due on demand.

The Company received services from various stockholders. In 2004, amounts due to the stockholders for loans received totaled $144,704, plus an additional $20,000 in consulting fees, such that a total of $164,704 were converted into convertible notes (Note 10). The advances are unsecured, non-interest bearing, and due on demand. The balance due to the various stockholders was $0 as of March 31, 2005 and June 30, 2004, respectively.

Note 5.	Available-for-sale Securities: The Company records available-for-sale securities at market value.

In November 2002, the Company received securities valued at $63,000. Pursuant to the license agreement described in Note 8, the Company received additional securities valued at $175,000. The securities consist of 5,045,000 shares of Balsam Ventures, Inc. In October of fiscal year 2005, the Company sold 25,000 shares and received proceeds of $990. In August and September of fiscal year 2005, the Company sold 230,000 shares at a loss of $38,685 and received proceeds of $10,275. The cost to determine the loss was based on specific identification. The market value of the remaining securities was $504,500 as of March 31, 2005. Accordingly, the Company recorded an unrealized gain on available-for-sale securities.

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

Information relating to stock options is as follows:

		Weighted
	Number of	Average
	Shares	Exercise
Under option, June 30, 2001	177,500	$7.50
Granted	30,000	.50
Exercised – conversion of debt and accounts payable	(55,000)	1.50
Cancelled	(27,500)	3.00
Under option, June 30, 2002	125,000	2.65
Expired	(100,000)	2.20
Cancelled	(25,000)	3.00
Under option, June 30, 2003	-	-
Granted	-	-
Expired	-	-
Cancelled	-	-
Under option, June 30, 2004	-	-
Granted	-	-
Expired	-	-

Cancelled	-	-
Under option, March 31, 2005	-	-
Weighted average fair value of options granted during the
period ended June 30, 2001		$-
Weighted average fair value of options granted during the
period ended June 30, 2002		$-
Weighted average fair value of options granted during the
period ended June 30, 2003		$-
Weighted average fair value of options granted during the
period ended June 30, 2004		$-
Weighted average fair value of options granted during the
period ended March 31, 2005		$-

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

Note 9.

Loans Payable:

The Company received loans from various companies and individuals. The loans are unsecured, non-interest bearing, and due on demand. The balance due at March 31, 2005 and June 30, 2004 was $65,990 and $25,218.

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

The fair value of the beneficial conversion is as follows:

	March 31,	June 30,
	2005	2004
Outstanding convertible notes payable	$530,000	$530,000
Less: beneficial conversion	(139,403)	(275,222)
Convertible notes, net of original issue discount	$390,597	$254,778

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

The License Agreement supersedes a prior licensing agreement (the “Original License Agreement”) that we had with Balsam dated June 5, 2002.

Recent Corporate Developments

In April, 2005 our common stock commenced trading on the over-the-counter bulletin board (“OTC Bulletin Board”) under the symbol “NRPT”. We believe that trading on the OTC Bulletin Board may make our common stock more attractive to potential investors.

Our current cash reserves are only sufficient to enable us to operate on a short term basis. We continue to require additional financing if we are to continue as a going concern and to finance our business operations. As of March 31, 2005, we had cash of $121 and a working capital deficit of $862,019. Accordingly, we will require additional financing in order to proceed with our plan of operations, see “Liquidity and Capital Resources” below. If we do not have sufficient funds to pursue our stated plan of operations, then we will scale back our plan of operations to concentrate solely on the product development phase of our plan of operations. In this event, we will pursue product development to the extent of our financial resources.

We intend to raise the necessary financing for completion of production ready samples of our Cool Can product through collaboration with a strategic industry partner as a joint venture. In the event we are unable to reach agreement with a joint venture partner for completion of our plan of operations as stated, we anticipate that additional financing would be through the sales of our common stock or other equity-based securities. We do not have any arrangements or agreements in place with respect to a joint venture and/or for the sale of any of our securities and there is no assurance that we will be able to raise the additional capital that we require to continue our operations.

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

We anticipate spending approximately $690,000 on our plan of operations over the next twelve months, of which $380,000 is anticipated to be spent over the next nine months, subject to our receiving the necessary financing to enable us to pursue our plan of operations. We will not be able to proceed with our plan of operations unless we achieve significant additional financing. If we achieve sufficient additional financing, of which there is no assurance, then the estimated cost and timeframe for completion of each of the above components of our plan of operations will be as follows:

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

RESULTS OF OPERATIONS

Third Quarter and Nine Months Summary

	Third Quarter Ended March 31			Nine Months Ended March 31
			Percentage			Percentage
			Increase /			Increase /
	2005	2004	(Decrease)	2005	2004	(Decrease)
Revenue	$ --	$ --	n/a	$ --	$175,000	(100)%

Expenses	$97,620	$112,462	(13.2)%	$353,313	$320,981	10.07%

Net Income	$(97,620)	$(112,462)	(13.2)%	$(353,313)	$(145,981)	142.03%
(Loss)

Our net loss for the three month period ended March 31, 2005 was comprised entirely of operating expenses. The decrease in net loss over the comparable period ended March 31, 2004 is due primarily to the fact that we reduced our general and administrative expenses during the quarter and experienced a reduction in interest expense. Exclusive of revenue of $175,000 due to our receipt of 5,000,000 shares of Balsam Ventures Inc. common stock in connection with our license agreement with Balsam during the nine months ended March 31, 2004, our net loss for the nine month period ended March 31, 2005 increased over the comparative period in 2004 primarily due to the fact that we incurred a realized loss on available for sale securities of $42,325.

Revenues

We do not anticipate earning revenues from the sale of our products until such time as we have completed commercial development of products incorporating our Cool Can technology. We did not generate any revenues during the nine months ended March 31, 2005. Our revenues to date have consisted of licensing fees received by us from the licensing of our Cool Can product.

We have not earned any revenues from sales of our products to date and have incurred total losses of $2,413,230 since our inception. We are presently in the development stage of our business and we can provide no assurance that we will be able to complete commercial development or successfully sell or license products incorporating our Cool Can technology once development is complete.

Operating Expenses

Our operating expenses for the interim periods ended March 31, 2004 and 2005 consisted of the following:

	Third Quarter Ended March 31			Nine Months Ended March 31
			Percentage			Percentage
	2005	2004	Inc. / (Dec.)	2005	2004	Inc./ (Dec.)
Administrative Pre-Opening	$39,020	$51,623	(24.41)%	$134,851	$138,041	(2.31)%
and Development Expenses
Interest Expense	$58,600	$60,839	(3.68)%	$176,137	$182,940	(3.71)%

Realized Loss on Available-	--	--	n/a	42,325	--	100%
For-Sale Securities
Total Operating Expenses	$97,620	$112,462	(13.20)%	$353,313	$320,981	10.07%

Our total expenses for the nine months ended March 31, 2005 were consistent with our total expenses for the nine months ended March 31, 2004, other than a marginal decrease in our administrative pre-opening and developments expenses. The decrease in our administrative pre-opening and development expenses for the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004, was due to a decrease in professional fees.

We anticipate that our operating expenses will increase significantly if we are able to obtain the financing necessary to continue with the development of our Cool Can product and related technology in accordance with our plan of operations.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital

			Percentage
	At March 31, 2005	At June 30, 2004	Increase / (Decrease)
Current Assets	$4,621	$18,256	(74.69)%
Current Liabilities	866,640	$314,034	175.97%
Working Capital (Deficit)	$(862,019)	($295,778)	191.44%

Cash Flows

	Nine Months Ended March 31
	2005	2004
Cash Flows from (used in) Operating Activities	$(52,132)	$(64,716)
Cash Flows from (used in) Investing Activities	$11,225	--
Cash Flows from (used in) Financing Activities	$40,772	$10,000
Net Increase (decrease) in Cash During Period	$(135)	$(54,716)

The increase in our working capital deficit for the nine months ended March 31, 2005 is primarily attributable to a 175% increase in our current liabilities. At March 31, 2005, we reported as a current liability $390,597 of outstanding convertible notes payable net of original issue discount. These notes were previously reported as a long-term liability, however as they will mature on December 31, 2005, they have now been reported as a current liability. At March 31, 2005, there was $530,000 payable on these convertible notes which pay interest at a rate of 10% per annum (the “Convertible Notes”). Accrued and unpaid interest on the Convertible Notes may be paid, at our option, by the issuance of shares of our common stock. Further, the holders of the Convertible Notes may convert all or any portion of the outstanding amount into shares of our common stock at the lesser of $0.02 per share or 50% of the average trading price of our common stock for the 10 trading days prior to conversion. In accordance with FASB EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Convertible Notes are shown net of the beneficial conversion which is being amortized over the life of the notes. See Note 10 to our interim financial statements for the period ended March 31, 2005 included in this Quarterly Report. Our other current liabilities have also increased during the nine months ended March 31, 2005, primarily due to amounts payable incurred in connection with our operating and business development activities.

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

We intend to raise the necessary financing for completion of production ready samples of our Cool Can product through collaboration with a strategic industry partner as a joint venture. In the event we are unable to reach agreement with a joint venture partner for completion of our plan of operations as stated, we anticipate that additional financing would be through the sales of our common stock or other equity-based securities. We do not have any arrangements or agreements in place with respect to a joint venture and/or for the sale of any of our securities and there is no assurance that we will be able to raise the additional capital that we require to continue our operations.

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

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are described in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004.

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

As of March 31, 2005, being the date of our most recent financial statements, we had cash in the amount of $121 and a working capital deficit of $862,019. Therefore, we will need to obtain additional financing in order to complete our prototype development and to repay the outstanding principal on any Convertible Notes not converted into shares of our common stock. We will also require additional financing if the costs of our Cool Can product development are greater than anticipated. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

We Have A Limited Operating History

We have a relatively short operating history and we are involved in a rapidly evolving and unpredictable industry. As of March 31, 2005, being the date of our most recent financial statements, we had a working capital deficit of $862,019. We will need to generate significant revenues to achieve profitability, which may not occur. We expect operating expenses to increase as a result of the further implementation of our business plan. Even if we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. It is possible that we will never achieve profitability.

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

(b)     Reports on Form 8-K:

None.

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

Date: May 13, 2005