Form 10KSB
period 2005-06-30
NORPAC TECHNOLOGIES, INC.
filed 2005-10-13
CIK 1067286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒ Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the fiscal year ended June 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Revenues for the fiscal year ended June 30, 2005 were: $0

The aggregate value of the voting stock held by non-affiliates of the registrant, computed on the basis of the closing price of the registrant’s common stock on October 6, 2005 was $3,250,056.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of October 6, 2005 the Issuer had outstanding 32,565,390 Shares of Common Stock.

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

As used in this annual report, the terms "we", "us", "our", and “NorPac” mean NorPac Technologies, Inc., unless otherwise indicated.

ITEM 1.	DESCRIPTION OF BUSINESS.

We are in the business of developing and marketing a patented unique proprietary technology which is intended to allow for the licensing and manufacture of a commercially viable self-chilling beverage container. We are currently in the development stage of our business. We are in the process of taking our planned product from the conceptual stage of development to the production of a prototype of a self-chilling beverage container that we can use for testing purposes. If our testing efforts are successful, we will then proceed to the marketing phase of our plan of operation which involves marketing the self-chilling beverage container to beverage manufacturers. We have not completed the development of a commercially viable self-chilling beverage container to date, nor have we achieved any revenues to date. Our ability to pursue our plan of operation, as discussed below, is contingent upon us achieving substantial financing, of which there is no assurance. If we are not able to obtain additional financing on acceptable terms we may pursue other business opportunities.

CORPORATE BACKGROUND

We were incorporated under the laws of the State of Minnesota on April 1, 1998, under the name “Cool Can Technologies, Inc.”. Effective July 12, 2004, we merged (the “Merger”) with NorPac Technologies, Inc., our wholly owned subsidiary (“Nevada Sub”), for the purpose of reincorporating our company in Nevada. The Merger was completed effective July 12, 2004, with Nevada Sub as the surviving corporation. Upon completion of the Merger, our name was changed to "NorPac Technologies, Inc."

RECENT CORPORATE DEVELOPMENTS

Our inability to achieve substantial financing since the beginning of our prior fiscal year ended June 30, 2004 has forced us to continue to reduce our business operations. We believe that market conditions and the unwillingness of investors to finance junior technology companies such as NorPac have contributed to our inability to raise additional capital. Our current cash reserves are only sufficient to enable us to operate on a short term basis. We continue to require additional financing if we are to continue as a going concern and to finance our business operations. As of June 30, 2005, we had cash of $307 and a working capital deficit of $404,237. Accordingly, we will require additional financing in order to proceed with our plan of operations, see “Liquidity and Capital Resources” below. If we do not have sufficient funds to pursue our stated plan of operations, then we will scale back our plan of operations to concentrate solely on the product development phase of our plan of operations. In this event, we will pursue product development to the extent of our financial resources.

We were forced to delay the implementation of our plan of operation in the fourth quarter of our fiscal year ended June 30, 2002 due to a lack of working capital. Since the suspension of our plan of operation, the following corporate developments have transpired:

1.

From January, 2003 to June 2003, we issued an aggregate of $550,000 of 10% convertible notes (the “Convertible Notes”) pursuant to Regulation S of the Securities Act. We sold $82,500 of the Convertible Notes in exchange for cash and the remaining $467,500 of the Convertible Notes were issued to certain of our creditors as payment of amounts owed to the creditors. As of June, 2005 all of our Convertible Note holders converted their Convertible Notes in the amount of $550,000. In accordance with the terms of the Convertible Notes we issued 27,500,000 common shares for the conversion and an additional 4,097,291 common shares to satisfy the accrued interest payable on the Notes. See “Liquidity and Financial Condition – 10% Convertible Notes” below.

2.

In April, 2005 our common stock commenced trading on the over-the-counter bulletin board (“OTC Bulletin Board”) under the symbol “NRPT”. We believe that trading on the OTC Bulletin Board may make our common stock more attractive to potential investors. See “Market for Common Equity and Related Stockholder Matters”, below.

3.

On May 21, 2004 we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Nevada Sub, our wholly owned subsidiary incorporated for the purpose of reincorporating in Nevada. Pursuant to the terms of the Merger Agreement: (i) our shareholders were to receive one share of common stock of Nevada Sub for each 20 shares of our common stock they owned prior to the Merger; (ii) each 20 options granted to our option holders prior to the Merger was to be converted into one option to purchase or otherwise acquire shares of Nevada Sub common stock under the same terms and conditions, (iii) each 10% convertible note holder was to convert their notes on a post-Merger basis into Nevada Sub convertible notes on the same terms and conditions as the 10% convertible notes, subject to the new conversion price of the lesser of $0.02 or 50% of the average trading price of Nevada Sub for the prescribed period in the Merger Agreement. We held a special meeting of our stockholders on June 21, 2004 (the "Meeting") for the purpose of adopting and approving the Merger. At the Meeting, the reincorporation proposal was approved by a majority of our stockholders. The Merger was completed effective July 12, 2004, with Nevada Sub as the surviving corporation.

4.

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

5.

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

The proposed product consists of a cartridge of liquid carbon dioxide (“CO2”) that is held in place by a cartridge holder. The unit is then placed in a can and the can subsequently is filled and sealed. The cooling device will displace approximately 3.0 ounces of the fluid, so a 12 ounce can will contain 9.0 ounces of beverage with the cooling device installed.

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

MARKETING PLANS

We are in the process of taking our planned product from the conceptual stage of development to the production of a prototype of a self-chilling beverage container that we can use for testing purposes. If our prototype development efforts are successful, we will then proceed to the marketing phase of our plan of operation which involves marketing the self-chilling beverage container to beverage manufacturers. We have not completed the development of a commercially viable self-chilling beverage container to date, nor have we achieved any revenues to date. Our ability to pursue our plan of operation, as discussed below, is contingent upon us achieving substantial financing, of which there is no assurance. See “Item 6. Management’s Discussion and Analysis or Plan of Operation – Plan of Operation.”

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

RESEARCH AND DEVELOPMENT

Due to a lack of working capital, no expenses on research and development activities were incurred during the fiscal years ended June 30, 2005 and 2004. We estimate further research and development costs of approximately $350,000 over the next twelve months in order to carry out our plan of operation, subject to financing. See “Item 6. Management’s Discussion and Analysis or Plan of Operation – Liquidity and Financial Condition.”

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

Market Information

In April, 2005, our shares of common stock commenced trading on the Over-The-Counter Bulletin Board (the “OTCBB”) under the symbol “NRPT”. Our shares traded on the Over-The-Counter Pink Sheets under the stock symbol CCTI from November 20, 2002 to April, 2005. The high and the low bid prices for our shares for the last two fiscal years of actual trading, as reported by the OTCBB or as quoted in the Over-The-Counter Pink Sheets, as applicable, were:

QUARTER	HIGH ($)	LOW ($)
1st Quarter 2004	$0.40	$0.10
2nd Quarter 2004	$1.00	$0.002
3rd Quarter 2004	$2.00	$0.02
4th Quarter 2004	$1.20	$0.02
1st Quarter 2005	$0.26	$0.01
2nd Quarter 2005	$0.20	$0.005
3rd Quarter 2005	$0.06	$0.0001
4th Quarter 2005	$0.25	$0.05

The above quotations have been adjusted to reflect our 20-for-1 reverse stock split effective July 12, 2004. The trades reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders of Common Stock

As of October 6, 2005, there were 204 registered shareholders of our common stock.

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

Recent Sales of Unregistered Securities

During the year ended June 30, 2005, we completed the sales of the following securities that were not registered pursuant to the Securities Act of 1933 (the “1933 Act”):

From January, 2003 to June 2003, we issued an aggregate of $550,000 of 10% convertible notes (the “Convertible Notes”) pursuant to Regulation S of the Securities Act. We sold $82,500 of the Convertible Notes in exchange for cash and the remaining $467,500 of the Convertible Notes were issued to certain of our creditors as payment of amounts owed to the creditors. As of June, 2005 all of our Convertible Note holders converted their Convertible Notes in the amount of $550,000. In accordance with the terms of the Convertible Notes we issued 27,500,000 restricted shares of our common stock for the conversion and an additional 4,097,291 restricted shares of our common stock to satisfy the accrued interest payable on the Notes. The issuance was made pursuant to Regulation S of the Securities Act.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Management's Discussion and Analysis or Plan of Operation and other sections of this annual report constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate", "believe", "estimate", "should", "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. We advise you to carefully review the reports and documents we file from time to time with the SEC, particularly our quarterly reports on Form 10-QSB and our current reports on Form 8-K.

PLAN OF OPERATION

Our plan of operation for the next twelve months, subject to our receiving the necessary additional financing, includes the following components:

1.

The first phase will be divided into two parts and involves engaging LNE to proceed with prototype development and production of samples of our self-chilling beverage container modules. This phase will include the following elements:

Phase 1 Prototype Development		Timeline
Part 1	· Review of past progress.
· Development of coils and suppliers for the associated parts.
· Development of trigger/valve mechanism.
· Development of charging and canning system.
· Fabrication of six engineering prototype samples.
	· Plan, cost and schedule for production of 2,000 industry demonstration samples.	1 month 2 months 3 months 4 months 5 months 6 months
Part 2	Production of 2000 industry demonstration samples.	7.5 months

2.

The second phase of our plan of operation involves consultation and feedback with all parties involved in the production and handling of our planned self-chilling beverage container. This phase would be undertaken upon completion of phase one, as outlined above. Consultation would include meeting and discussing our progress to date with aluminum can manufacturers, filler manufacturers, beverage canners and recycling entities. The focus of the consultation would be to determine what auxiliary equipment will be required for production of our planned self-chilling beverage containers and to develop blueprints and estimated costs for full-scale production.

3.

The third phase of our plan of operation is to market and pursue licensing of our Cool Can technology. This phase is anticipated to include presentation of product-ready samples to the beverage industry. We would seek out qualified candidates for licensing of the product in various countries and/or territories. We plan to approach beverage manufacturers for joint venture opportunities in order to drive consumer trials and to sample the finished product in the market.

We anticipate spending approximately $690,000 over the next twelve months, of which $380,000 is anticipated to be spent over the next six months, subject to our receiving the necessary financing to enable us to pursue our plan of operation. We will not be able to proceed with our plan of operation unless we achieve significant additional financing. If we achieve sufficient additional financing, of which there is no assurance, then the estimated cost and timeframe for completion of each of the above components of our plan of operation will be as follows:

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

We have cash of $307 and a working capital deficit of $404,237 as of June 30, 2005. Accordingly, we will require additional financing in order to proceed with our plan of operation, see “Liquidity and Capital Resources” below. If we achieve financing that is less than that required to pursue our stated plan of operation, then we will scale back our plan of operation to concentrate solely on the product development phase of our plan of operation. In this event, we will pursue product development to the extent of our financial resources.

RESULTS OF OPERATIONS

Summary of Year End Results

	Year Ended June 30,
			Percentage
	2005	2004	Increase /(Decrease)
Revenue	$0	$175,000	(100%	)
Expenses	$(506,345)	$(453,135)	11.74%
Net Income (Loss)	$(506,345)	$(278,135)	82.05%

Revenues

Our revenues during the year ended June 30, 2004 were due to our receipt of 5,000,000 restricted shares of Balsam common stock (the "Balsam Shares") valued at $175,000, in connection with our grant of the License under the License Agreement during the second quarter of our fiscal year. We did not earn any revenues during the year ended June 30, 2005.

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

Operating Expenses

The increase in our operating expenses during the year ended June 30, 2005 was primarily due to the increase in our interest expenses. Our interest expenses consist of the amortization of original issue discount for our 10% convertible notes and quarterly interest owed to holders of our 10% convertible notes. See Note 10 to our audited financial statements for the year ended June 30, 2005 included in this Annual Report.

Operating expenses for the years ended June 30, 2005 and June 30, 2004 included the following expenses:

Operating Expenses	Year Ended June 30
	2005	2004
Professional Fees	$36,000	$65,000
Management Fees	$60,000	$60,000
Office Expenses	$23,000	$15,000
Consulting Fees	$60,000	$60,000
Interest Expense*	$326,000	$244,000
Total	$506,000	$444,000

*

The interest expense total for the years ended June 30, 2005 and 2004, as shown in the table above include the original issue discount amount of $275,000 and $195,000, respectively, to reflect a total interest expense of $326,000 for the year ended June 30, 2005 and $244,000 for the comparative period in 2004.

Office expenses include rent expenses of CDN$9,600 for the years ended June 30, 2005 and 2004, respectively. Rent expense since inception through June 30, 2005 totaled $102,520. The increased operating expenses during the year ended June 30, 2005 were not reflective of increased product development activities during the year. We anticipate that our operating expenses will increase significantly if we are able to obtain the financing necessary to continue with the development of our Cool Can product and related technology in accordance with our plan of operation.

Net Loss

We recorded a net loss of $548,670 for the year ended June 30, 2005, compared to a net loss of $278,135 for the year ended June 30, 2004. The increase in net loss is due primarily to the increase in our interest expenses.

LIQUIDITY AND FINANCIAL CONDITION

Cash Flows	Year Ended June 30
	2005	2004
Net Cash from (used in) Operating Activities	$(59,246)	$(90,005)
Net Cash from (used in) Investing Activities	$11,225	-
Net Cash from (used in) Financing Activities	$48,072	$35,218
Net Increase (decrease) in Cash During Period	$51	$(54,787)

Accrued but partially unpaid consultant fees payable to our president, Mr. Bruce Leitch, were $60,000 during each of the fiscal years ended June 30, 2005 and June 30, 2004. Consulting fees for services provided by Mr. Leitch from inception through June 30, 2005 totaled $558,000. In 2003, amounts due to Mr. Leitch for consulting services rendered totaling $137,510 were transferred to third parties to settle debts of Mr. Leitch, which were subsequently converted into convertible notes, as described below.

10% Convertible Notes

From January, 2003 to June 2003, we issued the Convertible Notes pursuant to Regulation S of the Securities Act. We sold $82,500 of the Convertible Notes in exchange for cash and the remaining $467,500 of the

Convertible Notes were issued to certain of our creditors as payment of amounts owed to the creditors. In connection with the Convertible Note offering, we issued to Mr. Leitch a Convertible Note in the principal amount of $96,490 in settlement of amounts owed to Mr. Leitch for accrued but unpaid consultant fees. Mr. Leitch subsequently converted $20,000 of the principal amount of the Convertible Note on April 23, 2004 in exchange for 1,008,901 shares of our common stock, including accrued interest payable on the Convertible Note. On May 26, 2005, Mr. Leitch converted the remaining $76,490 of the Convertible Notes held by him in exchange for 4,471,837 shares of common stock, including all accrued interest payable. See Note 10 to the Notes to the Audited Financial Statements. In June, 2005 our Convertible Note holders converted their remaining Convertible Notes in the amount of $530,000. In accordance with the terms of the Convertible Notes we issued 26,500,000 restricted shares of our common stock for the conversion and an additional 4,097,291 restricted shares of our common stock to satisfy the accrued interest payable on the Notes. The issuance was made pursuant to Regulation S of the Securities Act.

Working Capital
			Percentage
	At June 30, 2005	At June 30, 2004	Increase / (Decrease)
Current Assets	$2,557	$18,256	$(85.99%	)
Current Liabilities	$(406,794)	$(314,034)	$29.54%
Working Capital Surplus (Deficit)	$(404,237)	$(295,778)	$36.67%

We have cash of $307 and a working capital deficit of $404,237 as at June 30, 2005. The change in our working capital deficit resulted mainly from: (i) trade payables of $68,088; (ii) decreased accrued interest payable of $74,741; (iii) a loan payable $48,072; (iv) amounts due to stockholders of $51,341; (v) an increase in our cash position of $51; (vi) a decrease in the market value of our available for sale securities of $15,750. Our current monthly cash flow for operating expenses is approximately $15,000 per month. Our current cash reserves are only sufficient to enable us to operate for an additional one month. In addition, we require approximately $690,000 in order to carry out our plan of operation over the next twelve months. Accordingly, we will immediately require additional financing if we are to continue as a going concern and to finance our business operations. We anticipate that any additional financing would be through the sales of our common stock or other equity-based securities. We are presently in the process of negotiating private placements of securities to raise working capital to finance its operations. However, we do not have any arrangements in place for the sale of any of our securities and there is no assurance that we will be able to raise the additional capital that we require to continue operations. In the event that we are unable to raise additional financing on acceptable terms, we intend to reduce our product development efforts and may implement additional actions to reduce expenditures.

We anticipate that we will continue to incur losses for the foreseeable future, as we expect to incur substantial product development, marketing and operating expenses in implementing our plan of operation. Our future financial results are uncertain due to a number of factors, many of which are outside of our control. These factors include, but are not limited to:

1.	our ability to develop a commercially marketable Cool Can product;

2.	the success of our planned license agreements for the Cool Can technology that we develop;

3.	our ability to raise additional capital necessary to implement our business strategy and plan of operation;

4.	our ability to compete with other chilled beverage container technology; and

5.	the success of any marketing and promotional campaign which we conduct for our Cool Can product once development is complete.

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

We Require Additional Financing To Continue Our Plan Of Operation

Our plan of operation calls for significant expenses in connection with the development of our Cool Can product. Our current operating funds are insufficient to complete our plan of operation which will require an estimated $690,000 to be spent over the next 12 months developing and marketing a prototype of our Cool Can product in order to accomplish our goals. As of June 30, 2005, being the date of our most recent financial statements, we had cash in the amount of $307 and a working capital deficit of $404,237. Therefore, we will need to obtain additional financing in order to complete our prototype development. We will also require additional financing if the costs of our Cool Can product development are greater than anticipated. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

1.	we incur unexpected costs in completing the development of our prototype or encounter any unexpected technical or other difficulties;

2.	we incur delays and additional expenses as a result of technology failure;

3.	we are unable to create a substantial market for our products; or

4.	we incur any significant unanticipated expenses.

The occurrence of any of the aforementioned events could adversely affect our ability to meet our plan of operation.

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

We Have A Limited Operating History

We have a relatively short operating history and we are involved in a rapidly evolving and unpredictable industry. As of June 30, 2005, being the date of our most recent financial statements, we had a working capital deficit of $404,237. We will need to generate significant revenues to achieve profitability, which may not occur. We expect operating expenses to increase as a result of the further implementation of our business plan. Even if we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. It is possible that we will never achieve profitability.

ITEM 7.	FINANCIAL STATEMENTS.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

FINANCIAL REPORT

JUNE 30, 2005 and 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Norpac Technologies, Inc.

     We have audited the accompanying balance sheets of Norpac Technologies, Inc., a Nevada corporation, (a development stage company) as of June 30, 2005 and 2004, and the related statements of operations and comprehensive loss, stockholders’ deficit and cash flows for the years then ended and the period from inception (April 1, 1998) through June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements present fairly, in all material respects, the financial position of Norpac Technologies, Inc. as of June 30, 2005 and 2004, and the results of its operations and its cash flows for the years then ended and the period from inception (April 1, 1998) through June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

"VIRCHOW, KRAUSE & COMPANY, LLP"
VIRCHOW, KRAUSE & COMPANY, LLP

Minneapolis, Minnesota
September 22, 2005

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

BALANCE SHEETS
June 30, 2005 and 2004

ASSETS	2005	2004

CURRENT ASSETS:
Cash	$307	$256
Available-for-sale securities	2,250	18,000

Total Current Assets	2,557	18,256

AVAILABLE-FOR-SALE SECURITIES	250,000	300,000

INTANGIBLES, NET	9,600	12,000
	$262,157	$330,256

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$223,157	$155,069
Loan payable	73,290	25,218
Accounts payable, stockholder	110,347	59,006
Accrued interest	-	74,741
Total Current Liabilities	406,794	314,034

CONVERTIBLE NOTES, NET OF ORIGINAL ISSUE DISCOUNT	-	254,778

STOCKHOLDERS’ DEFICIT:

Common stock, .001 par value, 200,000,000 shares authorized,
32,565,390 and 1,977,000 shares issued and outstanding, respectively	32,565	1,977
Additional paid in capital	2,363,585	1,739,384
Deficit accumulated during the development stage	(2,608,587)	(2,059,917)
Accumulated other comprehensive income	67,800	80,000
	(147,637)	(238,556)

	$262,157	$330,256

See Notes to Financial Statements.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

			Period From
			Inception
			(April 1, 1998)
	Year Ended	Year Ended	Through
	June 30,	June 30,	June 30,
	2005	2004	2005

Revenues	$-	$175,000	$238,000

Administrative pre-opening and
development expenses	(180,417)	(203,077)	(1,480,721)
Interest expense	(325,928)	(250,058)	(679,541)
Impairment of intangibles	-	-	(20,000)
Stock compensation expense	-	-	(624,000)
Realized loss on available-for-sale securities	(42,325)	-	(42,325)

Net loss	(548,670)	(278,135)	(2,608,587)

Unrealized gain (loss) on available-for-sale securities	(12,200)	128,000	67,800

Comprehensive loss	$(560,870)	$(150,135)	$(2,540,787)

Basic loss per common share	$(.12)	$(.24)	$(1.87)

Diluted loss per common share	$(.12)	$(.24)	$(1.87)

Weighted average outstanding shares	4,421,519	1,155,608	1,394,331

See Notes to Financial Statements.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

								Deficit
							Accumulated	Accumulated
			Additional	Amount		Stock	Other	During the
	Common Stock		Paid In	Per		Subscription	Comprehensive	Development
	Shares	Amount	Capital	Share		Receivable	Income (Loss)	Stage
Balance, April 1, 1998	-	$-	$-		$		$-	$-
Net loss	-	-	-			-	-	(6,345)
Balance, June 30, 1998	-	-	-			-	-	(6,345)
Shares issued for cash - July and August 1998	891,000	891	16,929.02			-	-	-
Shares issued for cash - September 1998	10,000	10	99,990	10.00		-	-	-
Shares issued for cash - April 1999	1,841	2	55,228	30.00		-	-	-
Shares issued for receivable - April 1999	3,557	4	106,715	30.00		(106,719)	-	-
Payment on receivable	-	-	-			106,719	-	-
Net loss	-	-	-			-	-	(228,505)
Balance, June 30, 1999	906,398	907	278,862			-	-	(234,850)
Net loss	-	-	-			-	-	(174,236)
Balance, June 30, 2000	906,398	907	278,862			-	-	(409,086)
Net loss	-	-	-			-	-	(307,225)
Balance, June 30, 2001	906,398	907	278,862			-	-	(716,311)
Shares issued for stockholder debt - October 2001	25,000	25	274,975	11.00		-	-	-
Shares issued for cash - October 2001	6,250	6	49,994	8.00		-	-	-
Shares issued for stockholder debt - November 2001	25,000	25	49,975	2.00		-	-	-
Shares issued for accounts payable - November 2001	5,000	5	9,995	2.00		-	-	-
Shares issued for rounding up of fractional shares related to merger	451	-	-
Stock option compensation expense	-	-	504,000			-	-	-
Net loss	-	-	-			-	-	(840,330)
Balance, June 30, 2002	968,099	968	1,167,801			-	-	(1,556,641)
Beneficial conversion of convertible notes issued – January 2003 to June 2003	-	-	550,000			-	-	-
Net loss	-	-	-			-	-	(225,141)
Other comprehensive loss on available-for-sale securities	-	-	-			-	(48,000)	-
Balance, June 30, 2003	968,099	968	1,717,801			-	(48,000)	(1,781,782)
Stock issued for conversion of note payable – April 23, 2004	1,000,000	1,000	19,000.02			-	-	-
Stock issued for accrued interest on note payable – April 23, 2004	8,901	9	2,583.29			-	-	-

Net loss	-	-	-			-	-	(278,135)
Other comprehensive gain on available-for-sale securities	-	-	-			-	128,000	-
Balance, June 30, 2004	1,977,000	1,977	1,739,384			-	80,000	(2,059,917)

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

							Deficit
						Accumulated	Accumulated
			Additional	Amount	Stock	Other	During the
	Common Stock		Paid In	Per	Subscription	Comprehensive	Development
	Shares	Amount	Capital	Share	Receivable	Income (Loss)	Stage
Stock issued for conversion of notes payable – May 26, 2005 to June 27, 2005	26,500,000	26,500	503,500.02		-	-	-
Stock issued for accrued interest on notes payable – May 26, 2005 to June 27, 2005	2,300,646	2,301	46,013.021		-	-	-
Stock issued for accrued interest on notes payable – May 26, 2005 to June 27, 2005	1,514,286	1,514	51,486.035		-	-	-
Stock issued for accrued interest on notes payable – May 26, 2005 to June 27, 2005	72,848	73	2,987.042		-	-	-
Stock issued for accrued interest on notes payable – May 26, 2005 to June 27, 2005	42,869	43	4,758.112		-	-	-
Stock issued for accrued interest on notes payable – May 26, 2005 to June 27, 2005	67,551	67	7,971.119		-	-	-
Stock issued for accrued interest on notes payable – May 26, 2005 to June 27, 2005	90,190	90	7,486.084		-	-	-
Net loss	-	-	-		-	-	(548,670)
Other comprehensive gain (loss) on available-for-sale securities	-	-	-		-	(12,200)	-
Balance, June 30, 2005	32,565,390	$32,565	$2,363,585		$-	$67,800	$(2,608,587)

See Notes to Financial Statements.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			Period From
			Inception
			(April 1, 1998)
	Year Ended	Year Ended	Through
	June 30,	June 30,	June 30,
	2005	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(548,670)	$(278,135)	$(2,608,587)
Amortization expense	2,400	2,400	14,400
Compensation expense, options to nonemployees	-	-	504,000
Receipt of available-for-sale securities	-	(175,000)	(238,000)
Excess of fair value of common stock issued over
carrying amount of debt	-	-	120,000
Realized loss on sales of available-for-sale securities	42,325	-	42,325
Amortization of original issue discount	275,222	194,592	550,000
Impairment loss on intangibles	-	-	20,000
Increase in accounts payable	68,088	76,450	291,955
Increase in accrued interest	50,048	54,648	127,380
Increase in accounts payable, stockholders	51,341	35,366	344,346
Increase (decrease) in due to stockholders	-	(326)	20,776
Net cash flows used in operating activities	(59,246)	(90,005)	(811,405)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds form sale of available-for-sale securities	11,225	-	11,225
Purchase of intangibles	-	-	(44,000)
Net cash flows from (used in) operating activities	11,225	-	(32,775)

CASH FLOWS FROM FINANCING ACTIVITIES:
Collection of subscription receivable	-	10,000	10,000
Issuance of common stock	-	-	329,769
Net proceeds from due to stockholders	-	-	348,928
Proceeds from loan payable	48,072	25,218	73,290
Issuance of convertible notes	-	-	82,500
Net cash flows from financing activities	48,072	35,218	844,487

Increase (decrease) in cash	51	(54,787)	307
Cash:
Beginning	256	55,043	-

Ending	$307	$256	$307

SUPPLEMENTAL CASH FLOWS INFORMATION:

Cash paid for interest	$658	$817	$2,161

NONCASH INVESTING AND FINANCING ACTIVITIES:

Stock issued for amount due to stockholders	$-	$-	$205,000
Stock issued for accounts payable	$-	$-	$10,000
Conversion of accounts payable, stockholders and
due to stockholders and issuance of subscription
receivable for convertible notes	$-	$-	$467,500
Stock issued for conversion of notes payable	$530,000	$20,000	$550,000
Stock issued for accrued interest on notes payable	$124,789	$2,592	$127.381

See Notes to Financial Statements.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 1.	Nature of Business and Summary of Significant Accounting Policies:

Organization and activities:

NorPac Technologies, Inc. (the Company) was originally incorporated on April 1, 1998 in the state of Minnesota. On July 12, 2004 the Company was reorganized and became a Nevada Corporation (Note 12). The Company was formed to act as a holding company for manufacturing companies and since inception, has devoted its efforts to raising capital and pre-opening activities. The Company owns a patent for a self-chilling beverage container and related component parts.

The Company is considered to be in the development stage and the accompanying financial statements represent those of a development stage enterprise, and therefore, are subject to the usual business risks of development stage companies. The Company has had no revenue from operations. Research and development costs are expensed as incurred.

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

Intangibles:

Intangible assets (Note 6) are amortized using the straight-line method over 10 years. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” as circumstances dictate, the Company evaluates whether changes have occurred that would require revision of the remaining estimated lives of recorded long-lived assets, including intangibles, or render those assets not recoverable. If such circumstances arise, recoverability is determined by comparing the undiscounted net cash flows of long-lived assets to their respective carrying values. The amount of impairment, if any, is measured based on the projected discounted cash flows using an appropriate discount rate. At this time, the Company believes that no significant impairment of the remaining intangibles has occurred and that no reduction of the estimated useful lives of such assets is warranted (see Note 8). Amortization expense for each of the years ended June 30, 2005 and 2004 was $2,400 and accumulated amortization was $14,400 and $12,000, respectively. Estimated amortization expense is $2,400 for each of the next four years.

Note 1.	Nature of Business and Summary of Significant Accounting Policies (continued):

Stock-based compensation:

The Company applies Accounting Principles Board (APB) Opinion 25 “Accounting for Stock Issued to Employees” and related Interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for stock options issued to employees for the years ended June 30, 2005 and 2004 or the period from inception through June 30, 2005. Stock options and warrants issued to non-employees are recorded at fair value, as required by SFAS No. 123, using the Black Scholes pricing model.

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net loss and loss per common share would have been changed to the pro forma amounts indicated below:

			Period From
			Inception
			(April 1,
			1998)
			Through
	2005	2004	June 30,
			2005
Net loss	$(548,670)	$(278,135)	$(2,608,587)
Pro forma net loss	$(548,670)	$(278,135)	$(2,656,587)

Stock based compensation
As reported	$-	$-	$504,000
Proforma	$-	$-	$48,000

Basic and diluted loss per common share
As reported	$(.12)	$(.24)	$(1.87)
Pro forma	$(.12)	$(.24)	$(1.91)

There were no options issued during the years ended June 30, 2005 and 2004.

Note 1.	Nature of Business and Summary of Significant Accounting Policies (continued):

Loss per common share:

Loss per share is computed based on the weighted average number of common shares outstanding. Potential issuances that would reduce loss per common share are considered anti- dilutive and are excluded from the computation.

Advertising:

Advertising costs, if any, are expensed as they occur. Advertising costs were $0 for each of the years ended June 30, 2005 and 2004, and $14,662 for the period from inception through June 30, 2005.

Comprehensive loss:

SFAS No. 130 “Reporting Comprehensive Income” establishes standards for reporting and presentation of comprehensive loss and its components in a full set of financial statements. Comprehensive loss consists of the Company’s net loss and unrealized gain (loss) on available- for-sale securities and is presented in the statements of operations and comprehensive loss. Statement 130 only requires additional disclosure in the financial statements; it does not affect the Company’s financial position or results of operations.

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

Carrying value of financial instruments:

The carrying value of the Company’s financial instruments approximates fair value at June 30, 2005 and 2004.

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

The benefit for income taxes differs from the amount computed by applying the U.S. federal income tax rate to loss before income taxes as follows:

	2005	2004
Expected benefit at statutory rate	$(186,548)	$(100,129)
State tax effects	(32,920)	(19,469)
Increase in valuation allowance	219,468	119,598
	$-	$-

Tax law provides for limitation on the use of future loss carryovers should significant ownership changes occur.

The following is a summary of deferred taxes:

	2005	2004
Deferred tax assets:
Pre-opening costs	$1,072,691	$853,223
Valuation allowance	(1,072,691)	(853,223)
	$-	$-

Note 3.	Stockholders’ Equity:

The Board of Directors have the power and authority to fix by resolution any designation, class, series, voting power, preference, right, qualification, limitation, restriction, dividend, time and place of redemption, and conversion right with respect to any stock of the Company.

Note 4.	Related Party Transactions:

The Company currently has a consulting arrangement with an officer/stockholder. Such consulting fees totaled $60,000 for each of the years ended June 30, 2005 and 2004. Consulting fees from inception through June 30, 2005 totaled $558,000. The balance due to the officer/stockholder at June 30, 2005 and 2004 was $110,347 and $59,006, respectively. Amounts due to the officer/ stockholder are unsecured, non-interest bearing, and due on demand.

Note 5.	Available-for-sale Securities:

Investments held by the Company are classified as available-for-sale securities. Available-for-sale securities are reported at fair value with all unrealized gains or losses included in other comprehensive income (loss). The fair value of the securities was determined by quoted market prices of the underlying security. Proceeds of $11,225 and $0 were received and a loss on sale of available-for-sale securities of $42,325 and $0 was included in net loss for the years ended June 30, 2005 and 2004, respectively. For purposes of determining gross realized losses, the cost of available-for-sale securities is based on specific identification.

		Gross	Gross
	Aggregate	unrealized	unrealized
	fair value	gains	losses	Cost
Available for sale securities - June 30, 2005	$252,250	$67,800	$-	$184,450
Available for sale securities - June 30, 2004	$318,000	$80,000	$-	$238,000

The Company’s net unrealized holding gain (loss) was ($12,200) and $128,000 for the years ended June 30, 2005 and 2004, respectively. The reclassification adjustment was $40,800 and $0 for the years ended June 30, 2005 and 2004, respectively and $40,800 for the period from inception through June 30, 2005. On an ongoing basis, the Company evaluates its investment in available-for-sale securities if a decline in fair value is other-than-temporary. There have been no other-than-temporary declines through June 30, 2005.

Note 6.	Intangibles:

A United States patent for a self-chilling beverage container and parts therefore was obtained by a founding stockholder on March 11, 1997. During 1998, the patent and patent holder rights thereunder were sold to the Company for $1. Subsequent costs in June 1999 of $24,000 to file foreign patent applications have been similarly capitalized.

In April 2001, the Company acquired a patent pending from certain stockholders which expands on the above patent. The acquisition agreement required the payment by the Company to the stockholders of $20,000. In addition, the Company was to issue to the stockholders: (i) 7,500 shares of the Company’s common stock upon the grant of a patent in connection with the acquired patent pending; and (ii) an additional 4,500 shares for each country in respect of which the Company grants a license of the acquired technology, for the first ten countries, and 3,000 shares for each additional country, to a maximum of 75,000 shares under the acquisition agreement. The Company was to also pay an ongoing royalty to the stockholders based on sales of products incorporating the technology as follows: (i) 4.5% of gross profits achieved by the Company on products incorporating the technology; and (ii) 15% of any licensing revenues or royalty payments earned by the Company on licenses of the acquired technology. The Company had agreed to use its best efforts to commercialize the acquired technology and to apply to the United States Patent Office for a grant of a patent relating to the patent pending. The agreement was cancelled due to the Company’s default under the agreement on June 14, 2003 as such, an impairment loss of $20,000 was recorded for the year ended June 30, 2003.

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

Information relating to stock options is as follows:

		Weighted
	Number of	Average
	Shares	Exercise
Under option, June 30, 2001	177,500	$7.50
Granted	30,000.50
Exercised – conversion of debt and accounts payable	(55,000)	1.50
Cancelled	(27,500)	3.00
Under option, June 30, 2002	125,000	2.65
Expired	(100,000)	2.20
Cancelled	(25,000)	3.00
Under option, June 30, 2003	-	-
Granted	-	-
Expired	-	-
Cancelled	-	-
Under option, June 30, 2004 and June 30, 2005	-	-
Weighted average fair value of options granted during the
period ended June 30, 2001		$-
Weighted average fair value of options granted during the
period ended June 30, 2002		$-
Weighted average fair value of options granted during the
period ended June 30, 2003		$-
Weighted average fair value of options granted during the
period ended June 30, 2004		$-
Weighted average fair value of options granted during the
period ended June 30, 2005		$-

During the year ended June 30, 2002, based on the decrease in the market price of the Company’s common stock, the Company re-priced its stock options. There was no accounting consequence or compensation for the options repriced. All options were cancelled or expired during the year ended June 30, 2003.

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

The consideration for the Agreement was as follows:

1.	Balsam issued to the Company 5,000,000 restricted shares of its common stock; and

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

In 2005 and 2004, the Company received loans from four parties. The loans are unsecured, non- interest bearing, and due on demand. The balance due at June 30, 2005 and 2004 was $73,290 and $25,218, respectively.

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

On May 26, 2005, an officer/stockholder converted the balance of his convertible notes in the amount of $76,490. In accordance with the convertible note agreement, the Company issued 3,824,500 common shares for the conversion and an additional 647,337 common shares to satisfy the accrued interest payable on the notes.

In June 2005 all of the remaining note holders converted their convertible notes in the amount of $453,510. In accordance with the convertibles note agreements the Company issued 22,675,500 common shares for the conversion and an additional 3,441,053 common shares to satisfy the accrued interest payable on the notes.

The fair value of the beneficial conversion is as follows:

	2005	2004
Outstanding convertible notes payable	$-	$530,000
Less: beneficial conversion	-	(275,222)
Convertible notes, net of original issue discount	$-	$254,778

Note 11.	Company’s Continued Existence:

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

On June 21, 2004, stockholders of the Company approved an agreement with an effective date of July 12, 2004 to merge with NorPac Technologies, Inc. (NorPac), a Nevada Corporation. On closing of the Merger Agreement:

·	NorPac was the surviving corporation of the Merger and continues to operate the Company's business

·	The Company's shareholders received one share of common stock of NorPac for each 20 shares of the Company's common stock they own.

The impact of the merger was accounted for on a retroactive basis in the Company’s financial statements.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.	CONTROLS AND PROCEDURES.

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

Name of Director	Age	Position
Bruce T. Leitch	47	President, Secretary, Treasurer and Director

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

Audit Committee Financial Expert

Our board of directors has determined that none of the audit committee members can be classified as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B. Our board of directors does not contain a member that can be classified as an "audit committee financial expert" under the referenced definition. Our board of directors believes that attracting and retaining board members that could be classified as an "audit committee financial expert" is unlikely due to the high cost of such director candidates.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended June 30, 2005 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

Name and Principal Position	Number of Late	Transactions Not	Known Failures to
	Reports	Timely Reported	File a Required Form
Bruce Leitch, Director and President	One	One	Nil

ITEM 10.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for all services rendered in all capacities to us for the fiscal period ended June 30, 2005.

		Annual Compensation				Long Term Compensation
					Other
					Annual	Restricted			All Other
					Compen-	Stock	Options/*	LTIP	Compen-
Name	Title	Year	Salary	Bonus	sation	Awarded	SARs (#)	payouts ($)	sation

Bruce Leitch(1)(2)	President, Secretary,	2005	$60,000	Nil	Nil	Nil	Nil	Nil	Nil
	Treasurer & Director	2004	$60,000	Nil	Nil	Nil	Nil	Nil	Nil
		2003	$55,500	Nil	Nil	Nil	Nil	Nil	Nil

Notes:
(1)

Mr. Leitch has acted as a management consultant to our company and was paid under the arrangement the sum of $8,500 per month until September 30, 2002. As of January 1, 2003 Mr. Leitch received $5,000 per month for his management consulting services provided to us.

(2)

We issued to Mr. Leitch a Convertible Note in the principal amount of $96,490 in settlement of amounts owed to Mr. Leitch for accrued but unpaid consultant fees. Mr. Leitch subsequently converted $20,000 of the principal amount of the Convertible Note on April 23, 2004 in exchange for 1,008,901 shares of our common stock, including accrued interest payable on the Convertible Note. On May 26, 2005, Mr. Leitch converted the remaining $76,490 of the Convertible Notes held by him in exchange for 4,471,837 shares of common stock, including all accrued interest payable.

STOCK OPTION GRANTS

The following table sets forth information with respect to stock options granted to each of our directors and officers during our most recent fiscal year ended June 30, 2005:

OPTION / SAR GRANTS IN LAST FISCAL YEAR (INDIVIDUAL GRANTS)
Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees	Exercise Price (per Share)	Expiration Date
Bruce Leitch, President, Secretary, Treasurer and Director	Nil	N/A	N/A	N/A

EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES

The following is a summary of the share purchase options exercised by our officers, directors and employees during the financial year ended June 30, 2005:

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

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of October 6, 2005 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)

Common Stock	Bruce Leitch	5,481,588	16.8%
	Director, President,	Direct
	Secretary & Treasurer
	698 Seymour Street, Suite 311
	Vancouver, British Columbia

Common Stock	All Officers and Directors as	5,481,588	16.8%
	a Group (1 person)

5% SHAREHOLDERS

Common Stock	Bruce Leitch	5,481,588	16.8%
	Director, President,	Direct
	Secretary & Treasurer
	698 Seymour Street, Suite 311
	Vancouver, British Columbia

Notes:
(1)

Based on 32,565,390 shares of our common stock issued and outstanding as of October 6, 2005. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on October 6, 2005.

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

EQUITY COMPENSATION PLAN INFORMATION AS AT JUNE 30, 2005
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

Mr. Leitch, our President, has acted as a management consultant to our company and was paid under the arrangement the sum of $8,500 per month until September 30, 2002. As of January 1, 2003 Mr. Leitch received $5,000 per month for his management consulting services provided to our company. Consulting fees for services provided by Mr. Leitch from inception through June 30, 2005, totaled $558,000.

In connection with the Convertible Note offering, we issued to Mr. Leitch, our President, Chief Executive Officer and Chief Financial Officer, a Convertible Note in the principal amount of $96,490 in settlement of amounts owed to Mr. Leitch for accrued but unpaid consultant fees. Amounts owed by us to Mr. Leitch for consulting services rendered totaling $137,510 were transferred to third parties to settle debts of Mr. Leitch. Mr. Leitch subsequently converted $20,000 of the principal amount of the Convertible Note on April 23, 2004 in exchange for 1,008,901 shares of our common stock, including accrued interest payable on the Convertible Note. On May 26, 2005, Mr. Leitch converted the remaining $76,490 of the Convertible Notes held by him in exchange for 4,471,837 shares of common stock, including all accrued interest payable. See Note 10 to the Notes to the Audited Financial Statements.

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

ITEM 13.	EXHIBITS.

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation and Bylaws.(1)
3.2	Articles of Merger.(6)
3.3	Bylaws as amended.(6)
10.1	Sale of Patent Agreement dated as of June 15, 1998 between Cool Can Technologies, Inc. and Edward Halimi.(1)
10.2	Patent and Technology Transfer Agreement dated April 18, 2001 among Cool Can Technologies, Inc., David St. James, Melanie St. James and Edward Halimi.(2)
10.3	Exclusive License Agreement dated June 5, 2002 between Balsam Ventures, Inc., and Cool Can Technologies Inc.(3)
10.4	Form of Convertible Note.(5)
10.5	Form of Subscription Agreement between Cool Can Technologies, Inc. and the Convertible Noteholders.(5)
10.6	Exclusive License Agreement dated for reference November 30, 2003 between Balsam Ventures, Inc., and Cool Can Technologies Inc.(4)
10.7	Agreement and Plan of Merger Agreement dated effective May 21, 2004 among Cool Can Technologies, Inc. and NorPac Technologies, Inc.(7)
14.1	Code of Ethics.(8)
23.1	Consent of Virchow Krause & Company LLP.
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:
(1)	Filed with the SEC as an exhibit to our registration statement on Form 10SB originally filed on August 26, 1999, as amended.
(2)	Filed with the SEC as an exhibit to our annual report on Form 10-KSB for the year ended June 30, 2001.
(3)	Filed with the SEC on June 20, 2002 as an exhibit to our current report on Form 8-K.
(4)	Filed with the SEC on January 9, 2004 as an exhibit to our current report on Form 8-K.
(5)	Filed with the SEC as an exhibit to our annual report on Form 10-KSB for the year ended June 30, 2002.
(6)	Filed with the SEC as an exhibit to our annual report on Form 10-QSB for the fiscal period ended September 30, 2003.

(7)	Filed with the SEC on July 8, 2004 as an exhibit to our current report on Form 8-K.
(8)	Filed with the SEC as an exhibit to our annual report on Form 10-KSB for the year ended June 30, 2003.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended June 30, 2005 and 2004 for professional services rendered by the principal accountant for the audit of the Corporation’s annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended June 30, 2005	Year Ended June 30, 2004
Audit Related Fees	$15,255	$17,700
Tax Fees	-	$0
All Other Fees	$189	$0
Total	$15,444	$17,700

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORPAC TECHNOLOGIES, INC.

By:	/s/ Bruce T. Leitch
BRUCE T. LEITCH
President, Chief Executive Officer
and Chief Financial Officer
Director

Date: October 11, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Bruce T. Leitch
BRUCE T. LEITCH
President, Chief Executive Officer
and Chief Financial Officer
(Principal Executive Officer and
Principal Accounting Officer)
Director

Date: October 11, 2005