Form 10QSB
period 2005-09-30
NORPAC TECHNOLOGIES, INC.
filed 2005-11-21
CIK 1067286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended September 30, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 16, 2005, the Issuer had outstanding 32,565,390 Shares of Common Stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarterly period ended September 30, 2005 are not necessarily indicative of the results that can be expected for the year ending June 30, 2006.

As used in this Quarterly Report, the terms "we", "us", "our", and “our company” mean NorPac Technologies, Inc., unless otherwise indicated.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

BALANCE SHEETS

	September 30,	June 30,
	2005	2005
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash	$-	$307
Available-for-sale securities	3,375	2,250

Total Current Assets	3,375	2,557

AVAILABLE-FOR-SALE SECURITIES	375,000	250,000

INTANGIBLES, NET	9,000	9,600
	$387,375	$262,157

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Checks issued in excess of cash in bank	$184	$-
Accounts payable	230,194	223,157
Loans payable	88,290	73,290
Accounts payable, stockholder	125,347	110,347
Total Current Liabilities	444,015	406,794

STOCKHOLDERS’ DEFICIT:

Common stock, .001 par value, 200,000,000 shares authorized,
32,565,390 and 32,565,390 shares issued and outstanding, respectively	32,565	32,565
Additional paid in capital	2,363,585	2,363,585
Deficit accumulated during the development stage	(2,646,715)	(2,608,587)
Accumulated other comprehensive income	193,925	67,800
	(56,640)	(144,637)

	$387,375	$262,157

See Notes to Financial Statements.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

			Period From
			Inception
			(April 1, 1998)
	Three Months Ended		Through
	September 30,		September 30,
	2005	2004	2005

Revenues	$-	$-	$238,000

Administrative pre-opening and
development expenses	(38,128)	(50,211)	(1,518,849)
Interest expense	-	(58,766)	(679,541)
Impairment of intangibles	-	-	(20,000)
Stock compensation expense	-	-	(624,000)
Realized loss on available-for-sale securities	-	(38,065)	(42,325)

Net loss	(38,128)	(147,042)	(2,646,715)

Unrealized gain (loss) on available-for-sale securities	126,125	(56,760)	193,925

Comprehensive income (loss)	$87,997	$(203,802)	$(2,452,790)

Basic loss per common share	$-	$(.07)	$(1.07)

Diluted loss per common share	$-	$(.07)	$(1.07)

Weighted average outstanding shares	32,565,390	1,977,000	2,477,723

See Notes to Financial Statements.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

			Period From
			Inception
			(April 1, 1998)
	Three Months Ended		Through
	September 30,		September 30,
	2005	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,128)	$(147,042)	$(2,646,715)
Amortization expense	600	600	15,000
Compensation expense, options to nonemployees	-	-	504,000
Receipt of available-for-sale securities	-	-	(238,000)
Excess of fair value of common stock issued over
carrying amount of debt	-	-	120,000
Realized loss on sales of available-for-sale securities	-	38,025	42,325
Amortization of original issue discount	-	45,273	550,000
Impairment loss on intangibles	-	-	20,000
Increase in accounts payable	7,037	28,804	298,992
Increase in accrued interest	-	13,359	127,380
Increase in accounts payable, stockholders	15,000	9,131	359,346
Increase (decrease) in due to stockholders	-	-	20,776
Net cash flows used in operating activities	(15,491)	(11,850)	(826,896)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of available-for-sale securities	-	10,275	11,225
Purchase of intangibles	-	-	(44,000)
Net cash flows from (used in) operating activities	-	10,275	(32,775)

CASH FLOWS FROM FINANCING ACTIVITIES:
Collection of subscription receivable	-	-	10,000
Issuance of common stock	-	-	329,769
Net change in checks issued in excess of cash in bank	184	-	184
Net proceeds from due to stockholders	-	-	348,928
Proceeds from loan payable	15,000	2,674	88,290
Issuance of convertible notes	-	-	82,500
Net cash flows from financing activities	15,184	2,674	859,671

Increase (decrease) in cash	(307)	1,099	-
Cash:
Beginning	307	256	-

Ending	$-	$1,355	$-

SUPPLEMENTAL CASH FLOWS INFORMATION:

Cash paid for interest	$8	$134	$2,169

NONCASH INVESTING AND FINANCING ACTIVITIES:

Stock issued for amount due to stockholders	$-	$-	$205,000
Stock issued for accounts payable	$-	$-	$10,000
Conversion of accounts payable, stockholders and
due to stockholders and issuance of subscription
receivable for convertible notes	$-	$-	$467,500
Stock issued for conversion of notes payable	$-	$-	$550,000
Stock issued for accrued interest on notes payable	$-	$-	$127,381

See Notes to Financial Statements.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 1.	Nature of Business and Summary of Significant Accounting Policies:

Financial Statements:

The balance sheet of Norpac Technologies, Inc. (the Company) as of September 30, 2005 and the statements of operations and cash flows for the periods ended September 30, 2005 and 2004 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at September 30, 2005 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2005 audited financial statements. The results of operations for the period ended September 30, 2005 are not necessarily indicative of the operating results for the full year.

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

Intangibles:

Intangible assets (Note 6) are amortized using the straight-line method over 10 years. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” as circumstances dictate, the Company evaluates whether changes have occurred that would require revision of the remaining estimated lives of recorded long-lived assets, including intangibles, or render those assets not recoverable. If such circumstances arise, recoverability is determined by comparing the undiscounted net cash flows of long-lived assets to their respective carrying values. The amount of impairment, if any, is measured based on the projected discounted cash flows using an appropriate discount rate. At this time, the Company believes that no significant impairment of the remaining intangibles has occurred and that no reduction of the estimated useful lives of such assets is warranted (see Note 8). Amortization expense for each of the quarters ended September 30, 2005 and 2004 was $600 and accumulated amortization was $15,000 and $12,600, respectively. Estimated amortization expense is $2,400 for each of the next three years and $1,800 for the fourth year.

Stock-based compensation:

The Company applies Accounting Principles Board (APB) Opinion 25 “Accounting for Stock Issued to Employees” and related Interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for stock options issued to employees for the three months ended September 30, 2005 and 2004 or the period from inception through September 30, 2005. Stock options and warrants issued to non-employees are recorded at fair value, as required by SFAS No. 123, using the Black Scholes pricing model.

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net loss and loss per common share would have been changed to the pro forma amounts indicated below:

			Period From
			Inception
			(April 1,
			1998)
	Three Months Ended		Through
	September 30,		June 30,
	2005	2004	2005
Net loss	$(38,128)	$(147,042)	$(2,646,715)
Pro forma net loss	$(38,128)	$(147,042)	$(2,694,715)

Stock based compensation
As reported	$-	$-	$504,000
Proforma	$-	$-	$48,000

Basic and diluted loss per common share
As reported	$-	$(0.07)	$(1.07)
Pro forma	$-	$(0.07)	$(1.09)

There were no options issued or vested during the three months ended September 30, 2005 and 2004.

Note 1.	Nature of Business and Summary of Significant Accounting Policies (continued):

Loss per common share:

Loss per share is computed based on the weighted average number of common shares outstanding. Potential issuances that would reduce loss per common share are considered anti- dilutive and are excluded from the computation.

Advertising:

Advertising costs, if any, are expensed as they occur. Advertising costs were $0 for the three months ended September 30, 2005 and 2004, and $14,662 for the period from inception through September 30, 2005.

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

Carrying value of financial instruments:

The carrying value of the Company’s financial instruments approximates fair value at September 30, 2005 and June 30, 2005.

Reclassifications:

Certain amounts reported in the prior periods have been reclassified to conform to the current year presentation.

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

The benefit for income taxes differs from the amount computed by applying the U.S. federal income tax rate to loss before income taxes for the three months ended September 30:

	2005	2004
Expected benefit at statutory rate	$(12,964)	$(52,935)
State tax effects	(2,288)	(10,293)
Increase in valuation allowance	15,252	63,228
	$-	$-

Tax law provides for limitation on the use of future loss carryovers should significant ownership changes occur.

The following is a summary of deferred taxes:

	September 30,	June 30,
	2005	2005
Deferred tax assets:
Pre-opening costs	$1,087,943	$1,072,691
Valuation allowance	(1,087,943)	(1,072,691)
	$-	$-

Note 3.	Stockholders’ Equity:

The Board of Directors have the power and authority to fix by resolution any designation, class, series, voting power, preference, right, qualification, limitation, restriction, dividend, time and place of redemption, and conversion right with respect to any stock of the Company.

Note 4.	Related Party Transactions:

The Company currently has a consulting arrangement with an officer/stockholder. Such consulting fees totaled $15,000 for each of the three months ended September 30, 2005 and 2004, respectively. Consulting fees from inception through September 30, 2005 totaled $573,000. The balance due to the officer/stockholder at September 30, 2005 and June 30, 2005 was $125,347 and $110,347, respectively. Amounts due to the officer/ stockholder are unsecured, non-interest bearing, and due on demand.

Note 5.	Available-for-sale Securities:

Investments held by the Company are classified as available-for-sale securities. Available-for-sale securities are reported at fair value with all unrealized gains or losses included in other comprehensive income (loss). The fair value of the securities was determined by quoted market prices of the underlying security. For purposes of determining gross realized gains or losses, the cost of available-for-sale securities is based on specific identification.

In November 2002, the Company received securities valued at $63,000. Pursuant to the license agreement described in Note 8, the Company received additional securities valued at $175,000. In fiscal year 2005, the Company sold 255,000 shares for proceeds of $11,225 and a loss of 42,325 was included in net loss for the year ended June 30, 2005. The remaining securities consist of 5,045,000 shares of Balsam Ventures, Inc. The market value of the remaining securities was $378,375 as of September 30, 2005. On an ongoing basis, the Company evaluates its investment in available-for-sale securities if a decline in fair value is other than temporary. There has been no other than temporary declines through September 30, 2005.

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
Under option, June 30, 2004
Granted
Expired
Cancelled
Under option, June 30, 2005
Granted
Expired
Cancelled
Under option, September 30, 2005	-	-
Weighted average fair value of options granted during the
period ended June 30, 2001		$-
Weighted average fair value of options granted during the
period ended June 30, 2002		$-
Weighted average fair value of options granted during the
period ended June 30, 2003		$-
Weighted average fair value of options granted during the
period ended June 30, 2004		$-
Weighted average fair value of options granted during the
period ended June 30, 2005		$-
Weighted average fair value of options granted during the
period ended September 30, 2005		$-

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

In 2005 and 2004, the Company received loans from four parties. The loans are unsecured, non- interest bearing, and due on demand. The balance due at September 30, 2005 and June 30, 2005 was $88,290 and $73,290, respectively.

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

On June 21, 2004, stockholders of the Company approved an agreement with an effective date of July 12, 2004 to merge with NorPac Technologies, Inc. (NorPac), a Nevada Corporation. On closing of the Merger Agreement:

	•	NorPac was the surviving corporation of the Merger and continues to operate the Company's business

	•	The Company's shareholders received one share of common stock of NorPac for each 20 shares of the Company's common stock they own.

The impact of the merger was accounted for on a retroactive basis in the Company’s financial statements.

ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Management's Discussion and Analysis or Plan of Operation and other sections of this quarterly report constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate", "believe", "estimate", "should", "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form-10KSB, our Quarterly Reports on Form 10-QSB and our Current Reports on Form 8-K.

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

(1)	issue 5,000,000 restricted shares of its common stock to us; and

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

The License Agreement supersedes a prior licensing agreement (the “Original License Agreement”) that we had with Balsam dated June 5, 2002.

Recent Corporate Developments

Our current cash reserves are only sufficient to enable us to operate on a short term basis. We continue to require additional financing if we are to continue as a going concern and to finance our business operations. As of September 30, 2005, we had no cash available and a working capital deficit of $440,640. Our inability to achieve substantial financing has forced us to continue to reduce our business operations. We believe that market conditions and the unwillingness of investors to finance junior technology companies such as NorPac have contributed to our inability to raise additional capital.

Following the conversion of all of our Convertible Notes into common shares, and the subsequent elimination of our quarterly interest expense and Convertible Note debt obligation at maturity date, we believe our reorganization activities are now complete. We believe that we are now in a better position to pursue either a joint venture with a strategic partner or other financing activities. We intend to raise the necessary financing for completion of production ready samples of our Cool Can product through collaboration with a strategic industry partner as a joint venture. In the event we are unable to reach agreement with a joint venture partner for completion of our plan of operation as stated, we anticipate that additional financing would be through the sales of our common stock or other equity-based securities. We do not have any arrangements or agreements in place with respect to a joint venture and/or for the sale of any of our securities and there is no assurance that we will be able to raise the additional capital that we require to continue our operations.

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

We anticipate spending approximately $690,000 on our plan of operation over the next twelve months, of which $380,000 is anticipated to be spent over the next nine months, subject to our receiving the necessary financing to enable us to pursue our plan of operation. We will not be able to proceed with our plan of operation unless we achieve significant additional financing. If we achieve sufficient additional financing, of which there is no assurance, then the estimated cost and timeframe for completion of each of the above components of our plan of operation will be as follows:

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

RESULTS OF OPERATIONS

Summary of First Quarter Results

	Three Months Ended September 30
			Percentage
	2005	2004	Increase / (Decrease)
Revenue	$0	$0	N/A
Expenses	(38,128)	(147,042)	(74.07)%
Net Loss	$(38,128)	$(147,042)	(74.07)%

Our net loss for the three month period ended September 30, 2005 was comprised entirely of operating expenses. The decrease in net loss over the comparable period ended September 30, 2004 is due primarily to the fact that we did not incur any interest expense relating to the conversion of all of our outstanding convertible notes during the period ended September 30, 2005 as compared to the period ended September 30, 2004 As well, our net loss for the three month period ended September 30, 2005 decreased over the comparative period in 2004 due to the fact that we did not incur a realized loss on available for sale securities.

Revenues

We do not anticipate earning revenues from the sale of our products until such time as we have completed commercial development of products incorporating our Cool Can technology. We did not generate any revenues during the three months ended September 30, 2005. Our revenues to date have consisted of licensing fees received by us from the licensing of our Cool Can product.

We have not earned any revenues from sales of our products to date and have incurred total losses of $2,452,790 since our inception. We are presently in the development stage of our business and we can provide no assurance that we will be able to complete commercial development or successfully sell or license products incorporating our Cool Can technology once development is complete.

Operating Expenses

Our operating expenses for the interim periods ended September 30, 2004 and 2005 consisted of the following:

	First Quarter Ended September 30
			Percentage
	2005	2004	Increase / (Decrease)
Administrative Pre-Opening and	$(38,128)	$(50,211)	(24.06)%
Development Expenses
Interest Expense	0	(58,766)	(100)%

Realized Loss on Available-For-Sale	0	(38,065)	(100)%
Securities
Total Operating Expenses	$(38,128)	$(147,042)	(74.07)%

The decrease in our total expenses for the three months ended September 30, 2005 when compared to our total expenses for the three months ended September 30, 2004, were primarily attributable to: (i) a decrease in our administrative pre-opening and developments expenses, (ii) the fact that we did not incur any interest expense due to the conversion into common shares of all of the outstanding convertible notes, and (iii) we had no realized loss on available for sale securities. The decrease in our administrative pre-opening and development expenses for the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004, was due to a decrease in professional fees.

We anticipate that our operating expenses will increase significantly if we are able to obtain the financing necessary to continue with the development of our Cool Can product and related technology in accordance with our plan of operation.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital

			Percentage
	At September 30, 2005	At June 30, 2005	Increase / (Decrease)
Current Assets	$3,375	$2,557	31.99%
Current Liabilities	(444,015)	(406,794)	9.15%
Working Capital (Deficit)	$(440,640)	$(404,237)	9.01%

Cash Flows

	Three Months Ended September 30
	2005	2004
Cash Flows From (Used In) Operating Activities	$(15,491)	$(11,850)
Cash Flows From (Used In) Investing Activities	0	10,275
Cash Flows From (Used In) Financing Activities	15,184	2,674
Net Increase (Decrease) In Cash During Period	$(307)	$1,099

The increase in our working capital deficit for the three months ended September 30, 2005 is primarily attributable to a 9.15% increase in our current liabilities which increased during the three months ended September 30, 2005 due to amounts payable incurred in connection with our operating and business development activities. Our current monthly cash requirements are approximately $20,000 per month. Our current cash reserves are not sufficient to enable us to operate even on a short term basis. Further, we require approximately $690,000 in order to carry out our plan of operation over the next twelve months.

We intend to raise the necessary financing for completion of production ready samples of our Cool Can product through collaboration with a strategic industry partner as a joint venture. In the event we are unable to reach agreement with a joint venture partner for completion of our plan of operation as stated, we anticipate that additional financing would be through the sales of our common stock or other equity-based securities. We do not have any arrangements or agreements in place with respect to a joint venture and/or for the sale of any of our securities and there is no assurance that we will be able to raise the additional capital that we require to continue our operations.

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

We have identified a certain accounting policy, described below, that is most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 1 to the financial statements included in this quarterly report.

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

As of September 30, 2005, being the date of our most recent financial statements, we had no cash available and a working capital deficit of $440,640. Therefore, we will need to obtain additional financing in order to complete our prototype development and to repay the outstanding principal on any Convertible Notes not converted into shares of our common stock. We will also require additional financing if the costs of our Cool Can product development are greater than anticipated. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

We Have A Limited Operating History

We have a relatively short operating history and we are involved in a rapidly evolving and unpredictable industry. As of September 30, 2005, being the date of our most recent financial statements, we had a working capital deficit of $440,640. We will need to generate significant revenues to achieve profitability, which may not occur. We expect operating expenses to increase as a result of the further implementation of our business plan. Even if we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. It is possible that we will never achieve profitability.

ITEM 3.                CONTROLS AND PROCEDURES.

Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of Mr. Bruce Leitch, our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer (the “Principal Officer”), of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving our disclosure control objectives. Our Principal Officer has concluded that our disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered.

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our Principal Officer has determined that there are no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS.

None.

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

Date: November 17, 2005