Form 10QSB
period 2005-12-31
NORPAC TECHNOLOGIES, INC.
filed 2006-02-14
CIK 1067286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended December 31, 2005

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from _______________ to _______________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 13, 2006, the Issuer had outstanding 32,565,390 Shares of Common
Stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarterly period ended December 31, 2005 are not necessarily indicative of the results that can be expected for the year ending June 30, 2006.

As used in this Quarterly Report, the terms "we", "us", "our", and the “company” mean NorPac Technologies, Inc., unless otherwise indicated.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2005

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

BALANCE SHEETS

	December 31,	June 30,
	2005	2005
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash	$2,278	$307
Available-for-sale securities	2,700	2,250

Total Current Assets	4,978	2,557

AVAILABLE-FOR-SALE SECURITIES	300,000	250,000

INTANGIBLES, NET	8,400	9,600
	$313,378	$262,157

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$249,341	$223,157
Loans payable	101,590	73,290
Accounts payable, stockholder	140,347	110,347
Total Current Liabilities	491,278	406,794

STOCKHOLDERS’ DEFICIT:

Common stock, .001 par value, 200,000,000 shares authorized,
32,565,390 and 32,565,390 shares issued and outstanding, respectively	32,565	32,565
Additional paid in capital	2,363,585	2,363,585
Deficit accumulated during the development stage	(2,692,300)	(2,608,587)
Accumulated other comprehensive income	118,250	67,800
	(177,900)	(144,637)

	$313,378	$262,157

See Notes to Financial Statements.
F-2

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)
(Unaudited)

					Period From
					Inception
					(April 1, 1998)
	Three Months Ended		Six Months Ended		Through
	December 31,		December 31,		December 31,
	2005	2004	2005	2004	2005

Revenues	$-	$-	$-	$-	$238,000

Administrative pre-opening and
development expenses	(45,585)	(45,620)	(83,713)	(95,831)	(1,564,434)
Interest expense	-	(58,771)	-	(117,537)	(679,541)
Impairment of intangibles	-	-	-	-	(20,000)
Stock compensation expense	-	-	-	-	(624,000)
Realized loss on available-for-sale securities	-	(4,260)	-	(42,325)	(42,325)

Net loss	(45,585)	(108,651)	(83,713)	(255,693)	(2,692,300)

Unrealized gain (loss) on available-for-sale
securities	(75,675)	(51,295)	50,450	(108,055)	118,250

Comprehensive (loss)	$(121,260)	$(159,946)	$(33,263)	$(363,748)	$(2,574,050))

Basic loss per common share	$-	$(0.05)	$-	$(0.13)	$(0.77)

Diluted loss per common share	$-	$(0.05)	$-	$(0.13)	$(0.77)

Weighted average outstanding shares	32,565,390	1,977,000	32,565,390	1,977,000	3,488,334

See Notes to Financial Statements.
F-3

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

			Period From
			Inception
			(April 1, 1998)
	Six Months Ended		Through
	December 31,		December 31,
	2005	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(83,713)	$(255,693)	$(2,692,300)
Amortization expense	1,200	1,200	15,600
Compensation expense, options to nonemployees	-	-	504,000
Receipt of available-for-sale securities	-	-	(238,000)
Excess of fair value of common stock issued over
carrying amount of debt	-	-	120,000
Realized loss on sales of available-for-sale securities	-	42,325	42,325
Amortization of original issue discount	-	90,546	550,000
Impairment loss on intangibles	-	-	20,000
Increase in accounts payable	26,184	34,717	318,139
Increase in accrued interest	-	26,718	127,380
Increase in accounts payable, stockholders	30,000	22,135	374,346
Increase (decrease) in due to stockholders	-	-	20,776
Net cash flows used in operating activities	(26,329)	(38,052)	(837,734)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds form sale of available-for-sale securities	-	11,225	11,225
Purchase of intangibles	-	-	(44,000)
Net cash flows from (used in) operating activities	-	11,225	(32,775)

CASH FLOWS FROM FINANCING ACTIVITIES:
Collection of subscription receivable	-	-	10,000
Issuance of common stock	-	-	329,769
Net proceeds from due to stockholders	-	-	348,928
Proceeds from loan payable	28,300	26,922	101,590
Issuance of convertible notes	-	-	82,500
Net cash flows from financing activities	28,300	26,922	872,787

Increase (decrease) in cash	1,971	95	2,278
Cash:
Beginning	307	256	-

Ending	$2,278	$351	$2,278

SUPPLEMENTAL CASH FLOWS INFORMATION:

Cash paid for interest	$24	$273	$2,185

NONCASH INVESTING AND FINANCING ACTIVITIES:

Stock issued for amount due to stockholders	$-	$-	$205,000
Stock issued for accounts payable	$-	$-	$10,000
Conversion of accounts payable, stockholders and
due to stockholders and issuance of subscription
receivable for convertible notes	$-	$-	$467,500
Stock issued for conversion of notes payable	$-	$-	$550,000
Stock issued for accrued interest on notes payable	$-	$-	$127,381

See Notes to Financial Statements.
F-4

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 1.	Nature of Business and Summary of Significant Accounting Policies:

Financial Statements:

The balance sheet of Norpac Technologies Inc. (the “Company”) as of December 31, 2005 and the statements of operations and cash flows for the periods ended December 31, 2005 and 2004 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at December 31, 2005 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2005 audited financial statements. The results of operations for the period ended December 31, 2005 are not necessarily indicative of the operating results for the full year.

Organization and Activities:

NorPac Technologies, Inc. (the “Company”) was originally incorporated on April 1, 1998 in the State of Minnesota. On July 12, 2004, the Company was reorganized and became a Nevada corporation (Note 12). The Company was formed to act as a holding company for manufacturing companies and since inception, has devoted its efforts to raising capital and pre-opening activities. The Company owns a patent for a self-chilling beverage container and related component parts.

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

Intangibles:

Intangible assets (Note 6) are amortized using the straight-line method over 10 years. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” as circumstances dictate, the Company evaluates whether changes have occurred that would require revision of the remaining estimated lives of recorded long-lived assets, including intangibles, or render those assets not recoverable. If such circumstances arise, recoverability is determined by comparing the undiscounted net cash flows of long-lived assets to their respective carrying values. The amount of impairment, if any, is measured based on the projected discounted cash flows using an appropriate discount rate. At this time, the Company believes that no significant impairment of the remaining intangibles has occurred and that no reduction of the estimated useful lives of such assets is warranted (see Note 8). Amortization expense for each of the quarters ended December 31, 2005 and 2004 was $600 and accumulated amortization was $15,600 and $13,200, respectively. Estimated amortization expense is $2,400 for each of the next three years and $1,200 for the fourth year.

Stock-Based Compensation:

The Company applies Accounting Principles Board (APB) Opinion 25 “Accounting for Stock Issued to Employees” and related Interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for stock options issued to employees for the six months ended December 31, 2005 and 2004 or the period from inception through December 31 2005. Stock options and warrants issued to non-employees are recorded at fair value, as required by SFAS No. 123, using the Black Scholes pricing model.

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net loss and loss per common share would have been changed to the pro forma amounts indicated below:

					Period From
					Inception (April
					1, 1998)
	Three Months Ended		Six Months Ended		Through
	December 31,		December 31,		December 31,
	2005	2004	2005	2004	2005

Net loss	$(45,585)	$(108,651)	$(83,713)	$(255,693)	$(2,692,300)
Pro forma net loss	$(45,585)	$(108,651)	$(83,713)	$(255,693)	$(2,740,300)

Stock based
compensation
As reported	$-	$-	$-	$-	$504,000
Proforma	$-	$-	$-	$-	$48,000

Basic and diluted loss per
common share
As reported	$-	$(0.05)	$-	$(0.13)	$(0.77)
Pro forma	$-	$(0.05)	$-	$(0.13)	$(0.79)

There were no options issued or vested during the six months or three months ended December 31, 2005 and 2004.

Note 1.	Nature of Business and Summary of Significant Accounting Policies (continued):

New Accounting Pronouncements:

The Financial Accounting Standards Board (FASB) has issued Statement No. 123R, Share-Based Payment (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is effective for the Company starting with the quarter ending September 30, 2006. Early adoption is encouraged and retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. Since the Company does not have any stock options or other stock-based compensation agreements, the impact of SFAS 123R is not applicable.

Loss Per Common Share:

Loss per share is computed based on the weighted average number of common shares outstanding. Potential issuances that would reduce loss per common share are considered anti-dilutive and are excluded from the computation.

Advertising:

Advertising costs, if any, are expensed as they occur. Advertising costs were $0 for the three months and six months ended December 31, 2005 and 2004, and $14,662 for the period from inception through December 31, 2005.

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

Start-Up Costs:

Costs incurred in connection with start-up activities are charged to expense as incurred.

Carrying Value of Financial Instruments:

The carrying value of the Company’s financial instruments approximates fair value at December 31, 2005 and June 30, 2005.

Note 1.	Nature of Business and Summary of Significant Accounting Policies (continued):

Reclassifications:

Certain amounts reported in the prior periods have been reclassified to conform to the current year presentation.

Note 2.	Income Taxes:

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

The benefit for income taxes differs from the amount computed by applying the U.S. federal income tax rate to loss before income taxes for the three and six months ended December 31 as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004

Expected tax (benefit) at
statutory rate	$(15,499)	$(39,114)	$(28,462)	$(92,049)
State tax effects	(2,735)	(7,606)	(5,023)	(17,899)
Increase in valuation allowance	18,234	46,720	33,485	109,948
	$-	$-	$-	$-

Tax law provides for limitation on the use of future loss carryovers should significant ownership changes occur.

The following is a summary of deferred taxes:

	December 31,	June 30,
	2005	2005
	(unaudited)	(audited)
Deferred tax assets:
Pre-opening costs	$1,106,177	$1,072,691
Valuation allowance	(1,106,177)	(1,072,691)
	$-	$-

Note 3.	Stockholders’ Equity:

The Board of Directors have the power and authority to fix by resolution any designation, class, series, voting power, preference, right, qualification, limitation, restriction, dividend, time and place of redemption, and conversion right with respect to any stock of the Company.

Note 4.	Related Party Transactions:

The Company currently has a consulting arrangement with an officer/stockholder. Such consulting fees totaled $15,000 for each of the three months ended December 31, 2005 and 2004, respectively, and $30,000 for each of the six months ended December 31, 2005 and 2004, respectively. Consulting fees from inception through September 30, 2005 totaled $588,000. The balance due to the officer/stockholder at December 31, 2005 and June 30, 2005 was $140,347 and $110,347, respectively. Amounts due to the officer/stockholder are unsecured, non-interest bearing, and due on demand.

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

In November 2002, the Company received securities valued at $63,000. Pursuant to the license agreement described in Note 8, the Company received additional securities valued at $175,000. In fiscal year 2005, the Company sold 255,000 shares for proceeds of $11,225 and a loss of $42,325 was included in net loss for the year ended June 30, 2005. The remaining securities consist of 5,045,000 shares of Balsam Ventures, Inc. The market value of the remaining securities was $302,700 as of December 31, 2005. On an ongoing basis, the Company evaluates its investment in available-for-sale securities if a decline in fair value is other than temporary. There has been no other than temporary declines through December 31, 2005.

Note 6.	Intangibles:

A United States patent for a self-chilling beverage container and parts therefore was obtained by a founding stockholder on March 11, 1997. During 1998, the patent and patent holder rights thereunder were sold to the Company for $1. Subsequent costs in June 1999 of $24,000 to file foreign patent applications have been similarly capitalized.

In April 2001, the Company acquired a patent pending from certain stockholders which expands on the above patent. The acquisition agreement required the payment by the Company to the stockholders of $20,000. In addition, the Company was to issue to the stockholders: (i) 7,500 shares of the Company’s common stock upon the grant of a patent in connection with the acquired patent pending; and (ii) an additional 4,500 shares for each country in respect of which the Company grants a license of the acquired technology, for the first ten countries, and 3,000 shares for each additional country, to a maximum of 75,000 shares under the acquisition agreement. The Company was to also pay an ongoing royalty to the stockholders based on sales of products incorporating the technology as follows: (i) 4.5% of gross profits achieved by the Company on products incorporating the technology; and (ii) 15% of any licensing revenues or royalty payments earned by the Company on licenses of the acquired technology. The Company had agreed to use its best efforts to commercialize the acquired technology and to apply to the United States Patent Office for a grant of a patent relating to the patent pending. The agreement was cancelled due to the Company’s default under the agreement on June 14, 2003; as such, an impairment loss of $20,000 was recorded for the year ended June 30, 2003.

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

Information relating to stock options is as follows:

Weighted
	Number of	Average
	Shares	Exercise
Under option, June 30, 2001	177,500	$7.50
Granted	30,000.50
Exercised – conversion of debt and accounts payable	(55,000)	1.50
Cancelled	(27,500)	3.00
Under option, June 30, 2002	125,000	2.65
Expired	(100,000)	2.20
Cancelled	(25,000)	3.00
Under option, June 30, 2003	-	-
Granted	-	-
Expired	-	-
Cancelled	-	-
Under option, June 30, 2004	-	-
Granted	-	-
Expired	-	-
Cancelled	-	-
Under option, June 30, 2005	-	-
Granted	-	-
Expired	-	-
Cancelled	-	-
Under option, December 31, 2005	-	-
Weighted average fair value of options granted during the
period ended June 30, 2001		$-
Weighted average fair value of options granted during the
period ended June 30, 2002		$-
Weighted average fair value of options granted during the
period ended June 30, 2003		$-
Weighted average fair value of options granted during the
period ended June 30, 2004		$-
Weighted average fair value of options granted during the
period ended June 30, 2005		$-
Weighted average fair value of options granted during the
period ended December 31, 2005		$-

During the year ended June 30, 2002, based on the decrease in the market price of the Company’s common stock, the Company re-priced its stock options. There was no accounting consequence or compensation for the options repriced. All outstanding options were cancelled or expired during the year ended June 30, 2003.

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

The Technology and the Company patents and trademarks included in the Technology remain the property of the Company subject to the terms of the License granted under the Agreement. However, Balsam has a right of first refusal to acquire the intellectual property subject to the Agreement should the Company seek to dispose of the Technology during the currency of the Agreement. The Agreement supersedes all prior arrangements and agreements between the Company and Balsam in respect of the Technology (Note 13).

Note 9.	Loans Payable:

In 2005 and 2004, the Company received loans from four parties. The loans are unsecured, non-interest bearing, and due on demand. The balance due at December 31, 2005 and June 30, 2005 was $101,590 and $73,290, respectively.

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

In June 2005, all of the remaining note holders converted their convertible notes in the amount of $453,510. In accordance with the convertibles note agreements the Company issued 22,675,500 common shares for the conversion and an additional 3,441,053 common shares to satisfy the accrued interest payable on the notes.

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

On June 21, 2004, stockholders of the Company approved an agreement with an effective date of July 12, 2004 to merge with NorPac Technologies, Inc. (NorPac), a Nevada corporation. On closing of the Merger Agreement:

  NorPac was the surviving corporation of the Merger and continues to operate the Company's business.
  The Company's shareholders received one share of common stock of NorPac for each 20 shares of the Company's common stock they own.

The impact of the merger was accounted for on a retroactive basis in the Company’s financial statements.

Note 13.	Subsequent Event:

On January 14, 2006, the Company entered into an agreement (the “Extension Agreement”) with Balsam Ventures Inc. (“Balsam”), to amend the terms of their exclusive licensing agreement (the “Licensing Agreement”) dated as of November 30, 2003 (Note 8). Under the terms of the License Agreement, Balsam was to pay the Company minimum royalties in the amount of $5,000 per month (the “Minimum Royalty Payments”), commencing on January 15, 2006. Under the Extension Agreement, the Company has agreed to extend the date on which Balsam is required to commence paying the Minimum Royalty Payments to January 15, 2007.

The consideration for the Extension Agreement is as follows:

1.	Balsam must issue to the Company 500,000 restricted shares of its common stock; and

2.	Balsam must pay to the Company, $20,000 on or before January 31, 2006.

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

Recent Corporate Developments

Since the completion of our last fiscal quarter ended September 30, 2005 we have experienced the following corporate developments:

1.

Effective January 14, 2006, we entered into an agreement (the “Extension Agreement”) with Balsam Ventures, Inc. (“Balsam”), pursuant to which NorPac and Balsam agreed to amend the terms of their exclusive licensing agreement dated as of November 30, 2003 (the “License Agreement”). Under the terms of the License Agreement, Balsam was to pay NorPac minimum royalties in the amount of $5,000 per month (the “Minimum Royalty Payments”), commencing on January 15, 2006. Under the Extension Agreement, NorPac agreed to extend the date on which Balsam is required to commence paying the Minimum Royalty Payments to January 15, 2007 in exchange for the following consideration: 500,000 shares of Balsam’s common stock; and a payment of $20,000 to NorPac.

We received payment of the $20,000 and the 500,000 shares of Balsam’s common stock during our fiscal third quarter. See “License Agreement with Balsam Ventures, Inc.” and “Extension of License Agreement” below.

2.

Our current cash reserves are only sufficient to enable us to operate on a short term basis. We continue to require additional financing if we are to continue as a going concern and to finance our business operations. As of December 31, 2005, we had no cash available and a working capital deficit of $486,300. Our inability to achieve substantial financing has forced us to continue to reduce our business operations. We believe that market conditions and the unwillingness of investors to finance junior technology companies such as NorPac have contributed to our inability to raise additional capital.

3.

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

License Agreement with Balsam Ventures, Inc.

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

Extension of License Agreement

Pursuant to the terms of the License Agreement we were to receive minimum royalty payments of $5,000 per month under the License Agreement, commencing on January 15, 2006 (the “Minimum Royalty Payments”). We entered into an extension agreement with Balsam on January 14, 2006, pursuant to which we agreed to amend the terms of the License Agreement to extend the date on which Balsam is required to commence paying the Minimum Royalty Payments to January 15, 2007 in exchange for the following consideration:

(a)	500,000 restricted shares of Balsam’s common stock; and
(b)	$20,000, payable to NorPac on or before January 31, 2006.

We received payment of the $20,000 and the 500,000 shares of Balsam’s common stock during our fiscal third quarter.

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

RESULTS OF OPERATIONS

Second Quarter and Six Months Summary

	Second Quarter Ended December 31			Six Months Ended December 31
			Percentage			Percentage
			Increase /			Increase /
	2005	2004	(Decrease)	2005	2004	(Decrease)
Revenue	$ --	$ --	N/A	$ --	$ --	N/A
Expenses	45,585	108,651	(58.0)%	83,713	$255,693	(67.3)%
Net Income (Loss)	$(45,585)	$(108,651)	(58.0)%	$(83,713)	$(255,693)	(67.3)%

Our net loss for the second quarter and six month period ended December 31, 2005 was comprised entirely of operating expenses. The decrease in net loss over the comparable periods ended December 31, 2004 is due primarily to the fact that we did not incur any interest expense relating to our outstanding convertible notes during the periods ended December 31, 2005 as compared to the periods ended December 31, 2004. As well, our net loss for the six month period ended December 31, 2005 decreased over the comparative period in 2004 due to the fact that we did not incur a realized loss on available for sale securities.

Revenues

We do not anticipate earning revenues from the sale of our products until such time as we have completed commercial development of products incorporating our Cool Can technology. We did not generate any revenues during the six months ended December 31, 2005. Our revenues to date have consisted of licensing fees received by us from the licensing of our Cool Can product. We received payment of the $20,000 and the 500,000 restricted shares of Balsam’s common stock in connection with our licensing agreement with Balsam during our fiscal third quarter of 2006.

We have not earned any revenues from sales of our products to date and have incurred total losses of $2,692,300 since our inception. We are presently in the development stage of our business and we can provide no assurance that we will be able to complete commercial development or successfully sell or license products incorporating our Cool Can technology once development is complete.

Operating Expenses

Our operating expenses for the interim periods ended December 31, 2005 and 2004 consisted of the following:

	Second Quarter Ended December 31			Six Months Ended December 31
			Percentage			Percentage
	2005	2004	Inc. / (Dec.)	2005	2004	Inc. / (Dec.)
Administrative Pre-Opening and Development Expenses	$45,585	$45,620	(0.08)%	$83,713	$95,831	(12.6)%
Interest Expense	--	58,771	(100)%	--	117,537	(100)%
Realized Loss on Available- For-Sale Securities	--	4,260	(100)%	--	42,325	(100)%
Total Operating Expenses	$45,585	$108,651	(58.0)%	$83,713	$255,693	(67.3)%

The decrease in our total expenses for the second quarter and six month period ended December 31, 2005 when compared to our total expenses for the second quarter and six month period ended December 31, 2004, were primarily attributable to: (i) a decrease in our administrative pre-opening and development expenses, (ii) the fact that we did not incur any interest expense relating to the outstanding convertible notes, and (iii) the fact we had no realized loss on available for sale securities. The decrease in our administrative pre-opening and development expenses for the quarter ended December 31, 2005 compared to the quarter ended December 31, 2004, was due to a decrease in professional fees.

We anticipate that our operating expenses will increase significantly if we are able to obtain the financing necessary to continue with the development of our Cool Can product and related technology in accordance with our plan of operation.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
			Percentage
	At December 31, 2005	At June 30, 2005	Increase / (Decrease)
Current Assets	$4,978	$2,557	94.7%
Current Liabilities	(491,278)	(406,794)	20.8%
Working Capital (Deficit)	$(486,300)	$(404,237)	20.3%

Cash Flows
	Six Months Ended December 31
	2005	2004
Cash Flows From (Used In) Operating Activities	$(26,329)	$(38,052)
Cash Flows From (Used In) Investing Activities	--	11,225
Cash Flows From (Used In) Financing Activities	28,300	26,922
Net Increase (Decrease) In Cash During Period	$1,971	$95

The increase in our working capital deficit for the six months ended December 31, 2005 is primarily attributable to a 20.8% increase in our current liabilities which increased during the six months ended December 31, 2005 due to amounts payable incurred in connection with our operating and business development activities. Our current monthly cash requirements are approximately $20,000 per month. Our current cash reserves are not sufficient to enable us to operate even on a short term basis. Further, we require approximately $690,000 in order to carry out our plan of operation over the next twelve months.

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

Intangibles

Intangible assets are amortized using the straight-line method over 10 years. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” as circumstances dictate, we evaluate whether changes have occurred that would require revision of the remaining estimated lives of recorded long-lived assets, including intangibles, or render those assets not recoverable. If such circumstances arise, recoverability is determined by comparing the undiscounted net cash flows of long-lived assets to their respective carrying values. The amount of impairment, if any, is measured based on the projected discounted cash flows using an appropriate discount rate. At this time, the Company believes that no significant impairment of the remaining intangibles has occurred and that no reduction of the estimated useful lives of such assets is warranted. Amortization expense for each of the quarters ended December 31, 2005 and 2004 was $600 and accumulated amortization was $15,600 and $13,200, respectively. Estimated amortization expense is $2,400 for each of the next three years and $1,200 for the fourth year.

RISKS AND UNCERTAINTIES

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

As of December 31, 2005, being the date of our most recent financial statements, we had no cash available and a working capital deficit of $486,300. Therefore, we will need to obtain additional financing in order to complete our prototype development. We will also require additional financing if the costs of our Cool Can product development are greater than anticipated. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

We Have A Limited Operating History

We have a relatively short operating history and we are involved in a rapidly evolving and unpredictable industry. As of December 31, 2005, being the date of our most recent financial statements, we had a working capital deficit of $486,300. We will need to generate significant revenues to achieve profitability, which may not occur. We expect operating expenses to increase as a result of the further implementation of our business plan. Even if we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. It is possible that we will never achieve profitability.

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

None.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.                OTHER INFORMATION.

None.

ITEM 6.                EXHIBITS AND REPORTS ON FORM 8-K.

(a)         Exhibits

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation and Bylaws.(1)

3.2	Articles of Merger.(6)

3.3	Bylaws as amended.(6)

10.1	Sale of Patent Agreement dated as of June 15, 1998 between Cool Can Technologies, Inc. and Edward Halimi.(1)

10.2	Patent and Technology Transfer Agreement dated April 18, 2001 among Cool Can Technologies, Inc., David St. James, Melanie St. James and Edward Halimi.(2)

10.3	Exclusive License Agreement dated June 5, 2002 between Balsam Ventures, Inc., and Cool Can Technologies Inc.(3)

10.4	Form of Convertible Note.(5)

10.5	Form of Subscription Agreement between Cool Can Technologies, Inc. and the Convertible Noteholders.(5)

10.6	Exclusive License Agreement dated for reference November 30, 2003 between Balsam Ventures, Inc., and Cool Can Technologies Inc.(4)

10.7	Agreement and Plan of Merger Agreement dated effective May 21, 2004 among Cool Can Technologies, Inc. and NorPac Technologies, Inc.(7)

Exhibit Number	Description of Exhibit

10.8	Extension Agreement dated as of January 14, 2006 between NorPac Technologies, Inc. and Balsam Ventures, Inc.(9)

14.1	Code of Ethics.(8)

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:

(1)	Filed with the SEC as an exhibit to our registration statement on Form 10SB originally filed on August 26, 1999, as amended.
(2)	Filed with the SEC as an exhibit to our annual report on Form 10-KSB for the year ended June 30, 2001.
(3)	Filed with the SEC on June 20, 2002 as an exhibit to our current report on Form 8-K.
(4)	Filed with the SEC on January 9, 2004 as an exhibit to our current report on Form 8-K.
(5)	Filed with the SEC as an exhibit to our annual report on Form 10-KSB for the year ended June 30, 2002.
(6)	Filed with the SEC as an exhibit to our annual report on Form 10-QSB for the fiscal period ended September 30, 2003.
(7)	Filed with the SEC on July 8, 2004 as an exhibit to our current report on Form 8-K.
(8)	Filed with the SEC as an exhibit to our annual report on Form 10-KSB for the year ended June 30, 2003.
(9)	Filed with the SEC as an exhibit to our current report on Form 8-K filed January 19, 2006.

(b)          Reports on Form 8-K:

The following Current Reports on Form 8-K were filed since the beginning of the quarterly period ended December 31, 2005:

Date of Report on Form 8-K (YYYY/MM/DD)	Date of Filing with the SEC (YYYY/MM/DD)	Description of the Form 8-K
2006/01/14	2006/01/19	Item 1.01 - Entry into Extension Agreement with Balsam Ventures Inc.; Item 7.01 - Regulation FD Disclosure of News Release announcing Extension Agreement; and Item 9.01 - Exhibits.

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

Date: February 13, 2006