Form 10QSB
period 2006-03-31
NORPAC TECHNOLOGIES, INC.
filed 2006-05-15
CIK 1067286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended March 31, 2006

[           ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes[ x ] No [           ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act). Yes [           ] No [ x ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 10, 2006, the Issuer had outstanding 32,565,390 Shares of Common Stock.

Transitional Small Business Disclosure Format (check one): Yes [           ] No [ x ]

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarterly period ended March 31, 2006 are not necessarily indicative of the results that can be expected for the year ending June 30, 2006.

As used in this Quarterly Report on Form 10-QSB, the terms "we", "us", "our", “NorPac”, and the “company” mean NorPac Technologies, Inc., unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

MARCH 31, 2006

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

BALANCE SHEETS

	March 31,	June 30,
	2006	2005
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash	$354	$307
Available-for-sale securities	6,853	2,250

Total Current Assets	7,207	2,557

AVAILABLE-FOR-SALE SECURITIES	837,650	250,000

INTANGIBLES, NET	7,800	9,600
	$852,657	$262,157

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$247,085	$223,157
Loans payable	101,590	73,290
Accounts payable, stockholder	135,347	110,347
Total Current Liabilities	484,022	406,794

STOCKHOLDERS’ EQUITY (DEFICIT):

Common stock, .001 par value, 200,000,000 shares authorized,
32,565,390 and 32,565,390 shares issued and outstanding, respectively	32,565	32,565
Additional paid in capital	2,363,585	2,363,585
Deficit accumulated during the development stage	(2,657,568)	(2,608,587)
Accumulated other comprehensive income	630,053	67,800
	368,635	(144,637)

	$852,657	$262,157

See Notes to Financial Statements.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

					Period From
					Inception
					(April 1, 1998)
	Three Months Ended		Nine Months Ended		Through
	March 31,		March 31,		March 31,
	2006	2005	2006	2005	2006

Revenues	$50,000	$-	$50,000	$-	$288,000

Administrative pre-opening and
development expenses	(15,268)	(39,020)	(98,981)	(134,851)	(1,579,702)
Interest expense	-	(58,600)	-	(176,137)	(679,541)
Impairment of intangibles	-	-	-	-	(20,000)
Stock compensation expense	-	-	-	-	(624,000)
Realized loss on available-for-sale securities	-	-	-	(42,325)	(42,325)

Net income (loss)	34,732	(97,620)	(48,981)	(353,313)	(2,657,568)

Unrealized gain on available-for-sale
securities	511,803	348,105	562,253	240,050	630,053

Comprehensive income (loss)	$546,535	$250,485	$513,272	$(113,263)	$(2,027,515)

Basic loss per common share	$-	$(0.05)	$-	$(0.18)	$(0.60)

Diluted loss per common share	$-	$(0.05)	$-	$(0.18)	$(0.60)

Weighted average outstanding shares	32,565,390	1,977,000	32,565,390	1,977,000	4,413,373

See Notes to Financial Statements.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

			Period From
			Inception
			(April 1, 1998)
	Nine Months Ended		Through
	March 31,		March 31,
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(48,981)	$(353,313)	$(2,657,568)
Amortization expense	1,800	1,800	16,200
Compensation expense, options to nonemployees	-	-	504,000
Receipt of available-for-sale securities	(30,000)	-	(268,000)
Excess of fair value of common stock issued over
carrying amount of debt	-	-	120,000
Realized loss on sales of available-for-sale securities	-	42,325	42,325
Amortization of original issue discount	-	135,819	550,000
Impairment loss on intangibles	-	-	20,000
Increase in accounts payable	23,928	45,763	315,883
Increase in accrued interest	-	39,786	127,380
Increase in accounts payable, stockholders	25,000	35,688	369,346
Increase (decrease) in due to stockholders	-	-	20,776
Net cash flows used in operating activities	(28,253)	(52,132)	(839,658)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds form sale of available-for-sale securities	-	11,225	11,225
Purchase of intangibles	-	-	(44,000)
Net cash flows from (used in) operating activities	-	11,225	(32,775)

CASH FLOWS FROM FINANCING ACTIVITIES:
Collection of subscription receivable	-	-	10,000
Issuance of common stock	-	-	329,769
Net proceeds from due to stockholders	-	-	348,928
Proceeds from loan payable	28,300	40,722	101,590
Issuance of convertible notes	-	-	82,500
Net cash flows from financing activities	28,300	40,772	872,787

Increase (decrease) in cash	47	(135)	354
Cash:
Beginning	307	256	-

Ending	$354	$121	$354

SUPPLEMENTAL CASH FLOWS INFORMATION:

Cash paid for interest	$25	$532	$2,186

NONCASH INVESTING AND FINANCING ACTIVITIES:

Stock issued for amount due to stockholders	$-	$-	$205,000
Stock issued for accounts payable	$-	$-	$10,000
Conversion of accounts payable, stockholders and
due to stockholders and issuance of subscription
receivable for convertible notes	$-	$-	$467,500
Stock issued for conversion of notes payable	$-	$-	$550,000
Stock issued for accrued interest on notes payable	$-	$-	$127,381

See Notes to Financial Statements.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 1.	Nature of Business and Summary of Significant Accounting Policies:

Financial Statements:

The balance sheet of Norpac Technologies Inc. (the Company) as of March 31, 2006 and the statements of operations and cash flows for the periods ended March 31, 2006 and 2005 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 2006 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2005 audited financial statements. The results of operations for the period ended March 31, 2006 are not necessarily indicative of the operating results for the full year.

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

Intangibles:

Intangible assets (Note 6) are amortized using the straight-line method over 10 years. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” as circumstances dictate, the Company evaluates whether changes have occurred that would require revision of the remaining estimated lives of recorded long-lived assets, including intangibles, or render those assets not recoverable. If such circumstances arise, recoverability is determined by comparing the undiscounted net cash flows of long-lived assets to their respective carrying values. The amount of impairment, if any, is measured based on the projected discounted cash flows using an appropriate discount rate. At this time, the Company believes that no significant impairment of the remaining intangibles has occurred and that no reduction of the estimated useful lives of such assets is warranted (see Note 8). Amortization expense for each of the quarters ended March 31, 2006 and 2005 was $600 and accumulated amortization was $16,200 and $13,800, respectively. Estimated amortization expense is $2,400 for each of the next three years and $600 for the fourth year.

Stock-based compensation:

The Company applies Accounting Principles Board (APB) Opinion 25 “Accounting for Stock Issued to Employees” and related Interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for stock options issued to employees for the nine months ended March 31, 2006 and 2005 or the period from inception through March 31, 2006. Stock options and warrants issued to non-employees are recorded at fair value, as required by SFAS No. 123, using the Black Scholes pricing model.

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net loss and loss per common share would have been changed to the pro forma amounts indicated below:

					Period From
					Inception
					(April 1, 1998)
	Three Months Ended		Nine Months Ended		Through
	March 31,		March 31,		March 31,
	2006	2005	2006	2005	2006

Net income (loss)	$34,732	$(97,620)	$(48,981)	$(353,313)	$(2,657,568)
Pro forma net income
(loss)	$34,732	$(97,620)	$(48,981)	$(353,313)	$(2,705,568)

Stock based
compensation
As reported	$-	$-	$-	$-	$504,000
Proforma	$-	$-	$-	$-	$48,000

Basic and diluted loss per
common share
As reported	$-	$(0.05)	$-	$(0.18)	$(0.60)
Pro forma	$-	$(0.05)	$-	$(0.18)	$(0.61)

There were no options issued or vested during the three months or nine months ended March 31, 2006 and 2005.

Note 1.	Nature of Business and Summary of Significant Accounting Policies (continued):

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

Advertising:

Advertising costs, if any, are expensed as they occur. Advertising costs were $0 for the three months and nine months ended March 31, 2006 and 2005, and $14,662 for the period from inception through March 31, 2006.

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

Carrying value of financial instruments:

The carrying value of the Company’s financial instruments approximates fair value at March 31, 2006 and June 30, 2005.

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

The benefit for income taxes differs from the amount computed by applying the U.S. federal income tax rate to loss before income taxes for the three and nine months ended March 31 as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Expected tax liability (benefit) at
statutory rate	$11,809	$(33,191)	$(16,654)	$(120,126)
State tax effects	2,084	(5,857)	(2,939)	(21,199)
Increase (decrease) in
valuation allowance	(13,893)	39,048	19,593	141,325
	$-	$-	$-	$-

Tax law provides for limitation on the use of future loss carryovers should significant ownership changes occur.

The following is a summary of deferred taxes:

	March 31,	June 30,
	2006	2005
	(unaudited)	(audited)
Deferred tax assets:
Pre-opening costs	$1,092,284	$1,072,691
Valuation allowance	(1,092,284)	(1,072,691)
	$-	$-

Note 3.	Stockholders’ Equity:

The Board of Directors have the power and authority to fix by resolution any designation, class, series, voting power, preference, right, qualification, limitation, restriction, dividend, time and place of redemption, and conversion right with respect to any stock of the Company.

Note 4.	Related Party Transactions:

The Company currently has a consulting arrangement with an officer/stockholder. Such consulting fees totaled $0 and $15,000 for the three months ended March 31, 2006 and 2005, respectively, and $30,000 and $45,000 for each of the nine months ended March 31, 2006 and 2005, respectively. Consulting fees from inception through March 31, 2006 totaled $588,000. The balance due to the officer/stockholder at March 31, 2006 and June 30, 2005 was $135,347 and $110,347, respectively. Amounts due to the officer/ stockholder are unsecured, non-interest bearing, and due on demand.

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

In January 2006, the Company received securities valued at $30,000 pursuant to the extension agreement described in Note 8.

The remaining securities consist of 5,545,000 shares of Balsam Ventures, Inc. The market value of the remaining securities was $844,503 as of March 31, 2006. On an ongoing basis, the Company evaluates its investment in available-for-sale securities if a decline in fair value is other than temporary. There has been no other than temporary declines through March 31, 2006.

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

Information relating to stock options is as follows:

Weighted
	Number of	Average
	Shares	Exercise
Under option, June 30, 2001	177,500	$7.50
Granted	30,000.50
Exercised – conversion of debt and accounts payable	(55,000)	1.50
Cancelled	(27,500)	3.00
Under option, June 30, 2002	125,000	2.65
Expired	(100,000)	2.20
Cancelled	(25,000)	3.00
Under option, June 30, 2003	-	-
Granted	-	-
Expired	-	-
Cancelled	-	-
Under option, June 30, 2004	-	-
Granted	-	-
Expired	-	-
Cancelled	-	-
Under option, June 30, 2005	-	-
Granted	-	-
Expired	-	-
Cancelled	-	-
Under option, December 31, 2005	-	-
Weighted average fair value of options granted during the
period ended June 30, 2001		$-
Weighted average fair value of options granted during the
period ended June 30, 2002		$-
Weighted average fair value of options granted during the
period ended June 30, 2003		$-
Weighted average fair value of options granted during the
period ended June 30, 2004		$-
Weighted average fair value of options granted during the
period ended June 30, 2005		$-
Weighted average fair value of options granted during the
period ended March 31, 2006		$-

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

On January 14, 2006, the Company entered into an agreement (the “Extension Agreement”) with Balsam, to amend the terms of the Agreement dated November 13, 2003. Under the Extension Agreement, the Company agreed to extend the date on which Balsam is required to commence paying the Minimum Royalty Payments to January 15, 2007.

The consideration for the Extension Agreement was as follows:

1.	Balsam issued to the Company 500,000 restricted shares of its common stock; and

2.	Balsam paid to the Company, $20,000.

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

In 2005 and 2004, the Company received loans from four parties. The loans are unsecured, non-interest bearing, and due on demand. The balance due at March 31, 2006 and June 30, 2005 was $101,590 and $73,290, respectively.

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

INTRODUCTION

We are in the business of developing and marketing a patented unique proprietary technology for a self-chilling beverage container (the “Cool Can Technology”). We are currently in the development stage of our business. We are in the process of taking our planned product from the conceptual stage of development to the production of a prototype of a self-chilling beverage container that we can use for testing purposes. If our testing efforts are successful, we will then proceed to the marketing phase of our plan of operation which involves marketing the self-chilling beverage container to beverage manufacturers. We have not completed the development of a commercially viable self-chilling beverage container to date. We have only achieved minimal revenues to date. Our ability to pursue our plan of operation, as discussed below, is contingent upon us achieving substantial financing, of which there is no assurance. If we are not able to obtain additional financing on acceptable terms we may pursue other business opportunities.

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

Recent Corporate Developments

Since the completion of our last fiscal quarter ended December 31, 2005 we have experienced the following corporate developments:

1.

On April 18, 2006, we appointed Mr. John P. Thornton as a member of our board of directors. Mr. Thornton has been a self-employed business man and consultant in the securities industry in the Vancouver, British Columbia area since 1986. During the past five years, Mr. Thornton served as a director of several U.S. and Canadian public companies listed on TSX Venture Exchange, Canadian Venture Exchange, and Over-the-Counter Bulletin Board (“OTCBB”).

2.

On January 14, 2006, we entered into an agreement (the “Extension Agreement”) with Balsam Ventures, Inc. (“Balsam”), pursuant to which NorPac and Balsam agreed to amend the terms of their exclusive licensing agreement dated November 30, 2003 (the “License Agreement”). Under the terms of the License Agreement, Balsam was to pay NorPac minimum royalties in the amount of $5,000 per month (the “Minimum Royalty Payments”), commencing on January 15, 2006. Under the Extension Agreement, NorPac agreed to extend the date on which Balsam is required to commence paying the Minimum Royalty Payments to January 15, 2007 in exchange for the following consideration: 500,000 shares of Balsam’s common stock; and a payment of $20,000 to NorPac. We received the payment of $20,000 and the 500,000 shares of Balsam’s common stock during the quarter ended March 31, 2006. See “License Agreement with Balsam Ventures, Inc.”, below.

3.

Following the conversion of all of our convertible notes into common shares, and the subsequent elimination of our quarterly interest expense and convertible note debt obligation at maturity date, we believe our reorganization activities are now complete. We believe that we are now in a better position to pursue either a joint venture with a strategic partner or other financing activities. We intend to raise the necessary financing for completion of production ready samples of our Cool Can product through collaboration with a strategic industry partner as a joint venture. In the event we are unable to reach agreement with a joint venture partner for completion of our plan of operation as stated, we anticipate that additional financing would be through the sales of our common stock or other equity- based securities. We do not have any arrangements or agreements in place with respect to a joint venture and/or for the sale of any of our securities and there is no assurance that we will be able to raise the additional capital that we require to continue our operations.

4.

Our current cash reserves are only sufficient to enable us to operate on a short term basis. We continue to require additional financing if we are to continue as a going concern and to finance our business operations. As of March 31, 2006, we had cash of $354 available and a working capital deficit of $476,815. Our inability to achieve substantial financing has forced us to continue to reduce our business operations. We believe that market conditions and the unwillingness of investors to finance junior technology companies such as NorPac have contributed to our inability to raise additional capital. If we do not have sufficient funds to pursue our stated plan of operation, then we will scale back our plan of operation to concentrate solely on the product development phase of our plan of operation. In this event, we will pursue product development to the extent of our financial resources.

License Agreement with Balsam Ventures, Inc.

In November, 2003 we entered into a license agreement (the “License Agreement”) with Balsam Ventures, Inc. (“Balsam”), pursuant to which we granted Balsam an exclusive license (the “License”) for a term of 40 years to manufacture, use, exploit and sell our proprietary technology within the countries comprising the European Union and China (the “Exclusive Region”). We also granted Balsam a right of first refusal (the “Right of First Refusal”) to purchase our proprietary technology and to license that technology for countries that are not a party to the North American Free Trade Agreement and are outside of the Exclusive Region. The License Agreement supersedes the original licensing agreement that we had with Balsam dated June 5, 2002.

In consideration of the grant of the License and the Right of First Refusal, Balsam agreed to:

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

Pursuant to the terms of the License Agreement, we were to receive minimum royalty payments of $5,000 per month under the License Agreement, commencing on January 15, 2006 (the “Minimum Royalty Payments”). We entered into an extension agreement with Balsam on January 14, 2006, pursuant to which we agreed to amend the terms of the License Agreement to extend the date on which Balsam is required to commence paying the Minimum Royalty Payments to January 15, 2007 in exchange for the following consideration:

(a)	500,000 restricted shares of Balsam’s common stock; and

(b)	$20,000, payable to NorPac on or before January 31, 2006.

We received the payment of $20,000 and the 500,000 shares of Balsam’s common stock during our fiscal third quarter ended March 31, 2006.

PLAN OF OPERATION

Due to the lack of necessary funding during the fiscal quarter ended March 31, 2006, we have not been able to make significant progress in our first phase. As such, our plan of operation for the next twelve months, subject to our receiving the necessary additional financing, includes the following components:

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

2.

The second phase of our plan of operation involves consultation and feedback with all parties involved in the production and handling of our planned self-chilling beverage container. This phase would be undertaken upon completion of Phase 1, as outlined above. Consultation would include meeting and discussing our progress to date with aluminum can manufacturers, filler manufacturers, beverage canners and recycling entities. The focus of the consultation would be to determine what auxiliary equipment will be required for production of our planned self-chilling beverage containers and to develop blueprints and estimated costs for full-scale production.

3.

The third phase of our plan of operation is to market and pursue licensing of the Cool Can Technology. This phase is anticipated to include presentation of product-ready samples to the beverage industry. We would seek out qualified candidates for licensing of the product in various countries and/or territories. We plan to approach beverage manufacturers for joint venture opportunities in order to drive consumer trials and to sample the finished product in the market.

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

2.	Consultation feedback is estimated to take place over a timeframe of three months following completion of phase one at an estimated cost of $50,000.

3.	Marketing and licensing will follow Phase 2 and is estimated to take three months at an estimated cost of $50,000.

4.

General expenditures over the next twelve months are estimated to be $20,000 per month, consisting of $15,000 per month in general administrative expenses and $5,000 per month in legal and accounting expenses relating to compliance with our reporting obligations under the Exchange Act of 1934.

RESULTS OF OPERATIONS

Third Quarter and Nine Months Summary

	Third Quarter Ended March 31			Nine Months Ended March 31
			Percentage			Percentage
			Increase /			Increase /
	2006	2005	(Decrease)	2006	2005	(Decrease)
Revenue	$50,000	$ --	N/A	$50,000	$ --	N/A

Expenses	(15,268)	(97,620)	(84.4)%	(98,981)	(353,313)	(72.0)%

Net Income (Loss)	$34,732	$(97,620)	135.6%	$(48,981)	$(353,313)	(86.1)%

The increase in net income during the quarter compared to the net loss in the comparable period ended March 31, 2005 is due primarily to: (i) the payment of $20,000 and receipt of 500,000 restricted shares of Balsam pursuant to the Extension Agreement, (ii) the fact that we did not incur any interest expense relating to our outstanding convertible notes during the period ended March 31, 2006; and (iii) the fact that we did not incur a realized loss on available for sale securities during the period ended March 31, 2006.

Revenues

We do not anticipate earning revenues from the sale of our products until such time as we have completed commercial development of products incorporating our Cool Can Technology. Our revenues to date have consisted of licensing fees received by us from the licensing of our Cool Can product. We received the payment of $20,000 and the 500,000 restricted shares of Balsam’s common stock in connection with the Extension Agreement with Balsam during our fiscal third quarter ended March 31, 2006.

We have not earned any revenues from sales of our products to date and have incurred total losses of $2,657,568 since our inception. We are presently in the development stage of our business and we can provide no assurance that we will be able to complete commercial development or successfully sell or license products incorporating our Cool Can Technology once the development is complete.

Operating Expenses

Our operating expenses for the interim periods ended March 31, 2006 and 2005 consisted of the following:

	Third Quarter Ended March 31			Nine Months Ended March 31
			Percentage			Percentage
	2006	2005	Inc. / (Dec.)	2006	2005	Inc. / (Dec.)
Administrative Pre-Opening	$15,268	$39,020	(60.9)%	$98,981	$134,851	(26.6)%
and Development Expenses
Interest Expense	--	58,600	(100.0)%	--	176,137	(100.0)%

Realized Loss on Available-	--	--	N/A	--	42,325	(100.0)%
For-Sale Securities
Total Operating Expenses	$15,268	$97,620	(84.4)%	$98,981	$353,313	(72.0)%

The decrease in our total expenses for the third quarter and nine month period ended March 31, 2006 when compared to our total expenses for the third quarter and nine month period ended March 31, 2005, were primarily attributable to: (i) a decrease in our administrative pre-opening and development expenses, (ii) the fact that we did not incur any interest expense relating to the outstanding convertible notes, and (iii) the fact we had no realized loss on available for sale securities. The decrease in our administrative pre-opening and development expenses for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005, was due to a decrease in professional and management fees.

We anticipate that our operating expenses will increase significantly if we are able to obtain the financing necessary to continue with the development of our Cool Can product and related technology in accordance with our plan of operation.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
			Percentage
	At March 31, 2006	At June 30, 2005	Increase / (Decrease)
Current Assets	$7,207	$2,557	182%
Current Liabilities	(484,022)	(406,794)	19%
Working Capital (Deficit)	$(476,815)	$(404,237)	18%

Cash Flows
	Nine Months Ended March 31
	2006	2005
Cash Flows (Used In) Operating Activities	$(28,253)	$(52,132)
Cash Flows From (Used In) Investing Activities	--	11,225
Cash Flows From Financing Activities	28,300	40,772
Net Increase (Decrease) In Cash During Period	$47	$(135)

The increase in our working capital deficit for the nine months ended March 31, 2006 is primarily attributable to a 19.0% increase in our current liabilities which increased during the nine months ended March 31, 2006 due to amounts payable incurred in connection with our operating and business development activities. Our current monthly cash requirements are approximately $20,000 per month. Our current cash reserves are not sufficient to enable us to operate even on a short term basis. Further, we require approximately $690,000 in order to carry out our plan of operation over the next twelve months.

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

None.

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

Intangibles

Intangible assets are amortized using the straight-line method over 10 years. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” as circumstances dictate, we evaluate whether changes have occurred that would require revision of the remaining estimated lives of recorded long-lived assets, including intangibles, or render those assets not recoverable. If such circumstances arise, recoverability is determined by comparing the undiscounted net cash flows of long-lived assets to their respective carrying values. The amount of impairment, if any, is measured based on the projected discounted cash flows using an appropriate discount rate. At this time, we believe that no significant impairment of the remaining intangibles has occurred and that no reduction of the estimated useful lives of such assets is warranted. Amortization expense for each of the quarters ended March 31, 2006 and 2005 was $600 and accumulated amortization was $16,200 and $13,800, respectively. Estimated amortization expense is $2,400 for each of the next three years and $600 for the fourth year.

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

We Require Additional Financing To Continue Our Plan of Operation

Our plan of operation calls for significant expenses in connection with the development of our Cool Can product. Our current operating funds are insufficient to complete our plan of operation which will require an estimated $690,000 to be spent over the next twelve months developing and marketing a prototype of our Cool Can product in order to accomplish our objectives.

As of March 31, 2006, being the date of our most recent financial statements, we had cash of $354 available and a working capital deficit of $476,815. Therefore, we will need to obtain additional financing in order to complete our prototype development. We will also require additional financing if the costs of our Cool Can product development are greater than anticipated. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

If We Are Unable To Achieve Market Acceptance For Our Products, We Will Be Unable To Build Our Business

To date, we have entered into only one licensing agreement with respect to the Cool Can Technology. Our success will depend on the acceptance of the Cool Can Technology by the beverage industry, as well as by related businesses and the general public. Achieving such acceptance will require significant research and development investment. Our technology generally, and our proposed Cool Can product specifically, may not achieve widespread acceptance by businesses in general, or by major beverage suppliers, beverage manufacturers or agents thereof, which could limit our ability to develop and expand our business. The market for self-chilling beverages is relatively new and is evolving. Our ability to generate revenue in the future depends on the acceptance by both our customers and beverage manufacturers in general. The adoption of our Cool Can product could be hindered by the perceived costs of this new technology to consumers and beverage brand owners. Accordingly, in order to achieve commercial acceptance, we will have to educate prospective customers, including large, established beverage manufacturers, about the uses and benefits of the Cool Can Technology. If these efforts fail, or if our Cool Can product does not achieve commercial acceptance, our business could be harmed.

We Have A Limited Operating History

We have a relatively short operating history and we are involved in a rapidly evolving and unpredictable industry. As of March 31, 2006, being the date of our most recent financial statements, we had a working capital deficit of $476,815. We will need to generate significant revenues to achieve profitability, which may not occur. We expect operating expenses to increase as a result of the further implementation of our business plan. Even if we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. It is possible that we will never achieve profitability.

We may conduct further offerings in the future in which case your shareholdings will be diluted.

Since our inception we have relied on equity sales of our common stock to fund our operations. We may conduct further equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock, your percentage interest in us will be lower. This condition is often referred to as "dilution". The result of this could reduce the value of your stock.

Because our stock is a penny stock, stockholders will be more limited in their ability to sell their stock.

The Securities and Exchange Commission (the “SEC”) has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system.

Because our securities constitute "penny stocks" within the meaning of the rules, the rules apply to us and to our securities. The rules may further affect the ability of owners of shares to sell our securities in any market that might develop for them. As long as the trading price of our common stock is less than $5.00 per share, the common stock will be subject to Rule 15g-9 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that:

1.	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

2.

contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities laws;

3.	contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

4.	contains a toll-free telephone number for inquiries on disciplinary actions;

5.	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and

6.	contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

ITEM 3.                CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS.

None.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.                OTHER INFORMATION.

None.

ITEM 6.                EXHIBITS AND REPORTS ON FORM 8-K.

(a)           Exhibits

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation and Bylaws.(1)

3.2	Articles of Merger.(6)

3.3	Bylaws as amended.(6)

10.1	Sale of Patent Agreement dated as of June 15, 1998 between Cool Can Technologies, Inc. and Edward Halimi.(1)

10.2	Patent and Technology Transfer Agreement dated April 18, 2001 among Cool Can Technologies, Inc., David St. James, Melanie St. James and Edward Halimi.(2)

10.3	Exclusive License Agreement dated June 5, 2002 between Balsam Ventures, Inc., and Cool Can Technologies Inc.(3)

10.4	Form of Convertible Note.(5)

10.5	Form of Subscription Agreement between Cool Can Technologies, Inc. and the Convertible Noteholders.(5)

10.6	Exclusive License Agreement dated for reference November 30, 2003 between Balsam Ventures, Inc., and Cool Can Technologies Inc.(4)

10.7	Agreement and Plan of Merger Agreement dated effective May 21, 2004 among Cool Can Technologies, Inc. and NorPac Technologies, Inc.(7)

Exhibit Number	Description of Exhibit

10.8	Extension Agreement dated as of January 14, 2006 between NorPac Technologies, Inc. and Balsam Ventures, Inc.(8)

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Notes:
(1)	Filed with the SEC as an exhibit to our registration statement on Form 10SB originally filed on August 26, 1999, as amended.
(2)	Filed with the SEC as an exhibit to our annual report on Form 10-KSB for the year ended June 30, 2001.
(3)	Filed with the SEC on June 20, 2002 as an exhibit to our current report on Form 8-K.
(4)	Filed with the SEC on January 9, 2004 as an exhibit to our current report on Form 8-K.
(5)	Filed with the SEC as an exhibit to our annual report on Form 10-KSB for the year ended June 30, 2002.
(6)	Filed with the SEC as an exhibit to our annual report on Form 10-QSB for the fiscal period ended September 30, 2003.
(7)	Filed with the SEC on July 8, 2004 as an exhibit to our current report on Form 8-K.
(8)	Filed with the SEC as an exhibit to our current report on Form 8-K filed January 19, 2006.

(b)           Reports on Form 8-K:

The following Current Reports on Form 8-K were filed since the beginning of the quarterly period ended March 31, 2006:

Date of Report on Form 8-K (YYYY/MM/DD)	Date of Filing with the SEC (YYYY/MM/DD)	Description of the Form 8-K
2006/04/18	2006/04/21	Disclosure of appointment of John Thornton to the board of directors of NorPac.
2006/01/14	2006/01/19	Disclosure of extension agreement with Balsam Ventures Inc.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORPAC TECHNOLOGIES

Date:	May 15, 2006	By:	/s/ Bruce T. Leitch
BRUCE T. LEITCH
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)