Form 10KSB
period 2006-06-30
NORPAC TECHNOLOGIES, INC.
filed 2006-10-13
CIK 1067286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[ X ] Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended June 30, 2006

[ ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from _____ to_____

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

State issuer’s revenues for its most recent fiscal year: $50,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $8,845,482 on the basis of the average of the bid and ask price of the registrant’s common stock on October 10, 2006.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 35,165,390, as at October 10, 2006

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

PART I

Certain statements contained in this Annual Report on Form 10-KSB constitute “forward-looking statements.” These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this Form 10-KSB. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Quarterly Reports on Form 10-QSB and our Current Reports on Form 8-K.

As used in this Annual Report, the terms “we,” “us,” “our,” and “NorPac” mean NorPac Technologies, Inc., unless otherwise indicated.

ITEM 1.	DESCRIPTION OF BUSINESS.

We are in the business of developing and marketing a patented unique proprietary technology which is intended to allow for the licensing and manufacture of a commercially viable self-chilling beverage container. We are currently in the development stage of our business. We are in the process of taking our planned product from the conceptual stage of development to the production of a prototype of a self-chilling beverage container that we can use for testing purposes. If our testing efforts are successful, we will then proceed to the marketing phase of our plan of operation which involves marketing the self-chilling beverage container to beverage manufacturers. We have not completed the development of a commercially viable self-chilling beverage container to date, nor have we achieved any revenues to date. Our ability to pursue our plan of operation, as discussed below, is contingent upon us achieving substantial financing, of which there is no assurance. If we are not able to obtain additional financing on acceptable terms, we may pursue other business opportunities.

CORPORATE BACKGROUND

We were incorporated under the laws of the State of Minnesota on April 1, 1998, under the name “Cool Can Technologies, Inc.” Effective July 12, 2004, we merged (the “Merger”) with NorPac Technologies, Inc., our wholly owned subsidiary (“Nevada Sub”), for the purpose of reincorporating our company in Nevada. The Merger was completed effective July 12, 2004, with Nevada Sub as the surviving corporation. Upon completion of the Merger, our name was changed to “NorPac Technologies, Inc.”

RECENT CORPORATE DEVELOPMENTS

Since the completion of our last fiscal year ended June 30, 2005, we have experienced the following corporate developments:

1.

On September 7, 2006, we engaged Peterson Sullivan PLLC as our new independent registered public accounting firm to audit our financial statements. See “Item 8. Changes In and Disagreements With Accountants On Accounting And Financial Disclosure.”

2.

On June 9, 2006, we completed a private placement of 2,600,000 shares of our common stock to three investors at a price of $0.12 per share. 187,500 of the shares issued pursuant to the offering were issued in settlement of amounts owed to a former officer/director of NorPac. The private placement was completed pursuant to the provisions of Regulation S promulgated under the Securities Act of 1933.

3.

Effective June 7, 2006, Mr. Bruce T. Leitch resigned as our President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer and a member of our board of directors. In Mr. Leitch’s place, Mr. John P. Thornton, a member of our board of directors, was appointed as our President, Secretary, Treasurer, Chief Executive Officer and Chief Financial Officer. Mr. Leitch resigned in order to pursue other business opportunities. There was no disagreement between Mr. Leitch and us regarding any matter relating to our operations, policies or practices.

4.

On April 18, 2006, we appointed Mr. John P. Thornton as a member of our board of directors. Mr. Thornton has been a self-employed business man and consultant in the securities industry in the Vancouver, British Columbia area since 1986. During the past five years, Mr. Thornton served as a director of several U.S. and Canadian public companies listed on TSX Venture Exchange, Canadian Venture Exchange, and Over-the-Counter Bulletin Board.

5.

On January 14, 2006, we entered into an agreement (the “Extension Agreement”) with Balsam Ventures, Inc. (“Balsam”), pursuant to which NorPac and Balsam agreed to amend the terms of their exclusive licensing agreement dated November 30, 2003 (the “License Agreement”). Under the terms of the License Agreement, Balsam was to pay us minimum royalties in the amount of $5,000 per month (the “Minimum Royalty Payments”), commencing on January 15, 2006. Under the Extension Agreement, we agreed to extend the date on which Balsam is required to commence paying the Minimum Royalty Payments to January 15, 2007 in exchange for the following consideration: 500,000 shares of Balsam’s common stock; and a payment of $20,000 to us. We received the payment of $20,000 and the 500,000 shares of Balsam’s common stock during the year ended June 30, 2006. See “License Agreement with Balsam Ventures, Inc.,” below.

REORGANIZATION

Our current cash reserves are only sufficient to enable us to operate on a short term basis. We continue to require additional financing if we are to continue as a going concern and to finance our business operations. As of June 30, 2006, we had cash on hand of $16,887 and a working capital deficit of $37,343. Our inability to achieve substantial financing forced us to continue to further reduce our business operations during the year ended June 30, 2006.

Following the conversion of all of our convertible notes into common shares (the “Convertible Notes”), and the elimination of our interest expense and Convertible Note debt obligation at maturity date during the fiscal year ended June 30, 2005, we believe that our reorganization activities are now complete. We intend to raise the necessary financing for completion of production ready samples of our Cool Can product through collaboration with a strategic industry partner as a joint venture. In the event we are unable to reach agreement with a joint venture partner for completion of our plan of operation as stated, we anticipate that additional financing would be obtained through the sales of our common stock or other equity-based securities. We do not have any arrangements or agreements in place with respect to a joint venture and/or for the sale of any of our securities and there is no assurance that we will be able to raise the additional capital that we require to continue our operations.

Our current cash reserves are only sufficient to enable us to operate on a short term basis. Accordingly, we will require additional financing in order to proceed with our plan of operation, see “Liquidity and Capital Resources” below. If we do not have sufficient funds to pursue our stated plan of operation, we will scale back our plan of operation to concentrate solely on the product development phase of our plan of operation. If this occurs, we will pursue product development to the extent of our financial resources.

LICENSE AGREEMENT WITH BALSAM VENTURES, INC.

In November, 2003, we entered into the License Agreement with Balsam pursuant to which we granted Balsam an exclusive license (the “License”) for a term of 40 years to manufacture, use, and sell our proprietary technology within the countries comprising the European Union and China (the “Exclusive Region”). We also granted Balsam a right of first refusal (the “Right of First Refusal”) to purchase our proprietary technology and to license that technology for countries that are not a party to the North American Free Trade Agreement and are outside of the Exclusive Region. The License Agreement supersedes the original licensing agreement that we had with Balsam dated June 5, 2002.

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

Pursuant to the terms of the License Agreement, we were to receive minimum royalty payments of $5,000 per month under the License Agreement, commencing on January 15, 2006 (the “Minimum Royalty Payments”). We entered into an extension agreement with Balsam on January 14, 2006, pursuant to which we agreed to amend the terms of the License Agreement to extend the date on which Balsam is required to commence paying the Minimum Royalty Payments to January 15, 2007 in exchange for the following consideration:

(a)	500,000 restricted shares of Balsam’s common stock; and

(b)	$20,000.

We received the payment of $20,000 and the 500,000 shares of Balsam’s common stock during our fiscal year ended June 30, 2006.

OUR BUSINESS PLAN

We are in the business of developing and marketing a patented unique proprietary technology for a self-chilling beverage container, which is intended to allow for the licensing and manufacture of a commercially viable self-chilling beverage container (the “Cool Can Technology”). The ability to chill a beverage is based on the theory of the latent heat of evaporation of liquefied gasses and the cooling of those gasses due to rapid expansion. The basic principles of evaporation and heat transfer dictate that as liquid coolant is vaporized it draws heat from the surrounding area, lowering the temperature of nearby materials.

Our proposed product is referred to by us as the “Cool Can” product and consists of a module for insertion in an aluminum beverage container that incorporates a cartridge of liquid carbon dioxide (“CO2”) that is held in place by a cartridge holder. The unit is then placed in a can and the can subsequently is filled and sealed. The cooling device will displace approximately 3.0 ounces of the fluid, so a 12-ounce can will contain 9.0 ounces of beverage with the cooling device installed.

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

The anticipated additional retail cost for the device is estimated to be $0.25 - $0.30 per can, and is proposed to be used on a 12-ounce can or a 16-ounce can. The estimate is based on preliminary quotes from manufacturers of the component parts. The targeted result is that the consumer may purchase a beverage and enjoy it cold without having to purchase it from a cooler or purchase ice to cool the beverage. The consumer will not have the option to deactivate the device on the can.

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

The Cool Can Technology is intended to be used by the manufacturer on a high speed canning line with little impact on the speed of the canning line. The usual canning process involves two parts: the main part of the can, which is filled with the drink, and the lid which is sealed shut during the seaming process after the can has been filled. Initial engineering diagrams have been completed for equipment which will successfully integrate the inclusion of the chilling module insert into a high speed canning line. There can be, however, no assurance that the product can be successfully incorporated into a high speed canning line.

PATENTS AND TRADEMARKS

We have obtained patent protection for our concept of a self-chilling beverage container. The patent application filed in 1995 was subsequently approved and Patent No. 5,609,038 was issued to us on March 11, 1997. The issued patent includes 24 claims regarding a self-chilling beverage container and parts thereof. The patent expires on August 21, 2015, 20 years from the original filing date of August 22, 1995.

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

We filed 14 trademark applications with the United States Patent and Trademark Office in June, 1998. We received a response from the Patent Office with a request to more narrowly define the scope of the product. We have received a notice of allowance to utilize 11 of the 14 trademarks that were applied for, including trademarks for the terms “InstaCool,” “Cool Can,” and “Cool Can Technologies,” which means that the examining attorney did not find any registered or pending marks which would prevent registration. These trademark names describe both the product and the process involved in the manufacture of a self chilling beverage container. We have applied for and have been granted several extensions of the trademark names.

Due to the costs involved in applying for and receiving extensions from the U.S. Patent and Trademark Office, and the uncertainty relating to the successful commercialization of our technology, we ceased applying for trademark extensions in September of 2001. At present, we have not been made aware of any of the trademarks actually being in commercial use, and we believe that we will be able to re-institute ownership of the trademarks, or the equivalent thereof, once we are in a position to complete our product development program.

On April 18, 2001, we attempted to acquire a patent pending for the PET Container Technology. We determined not to meet our obligations under the license agreement for this technology and the rights to the patent pending for the PET Container Technology that we acquired reverted back to the owners due to non-payment.

PRODUCT DEVELOPMENT

We intend to implement the following procedural plan in order to complete final design specifications for the Cool Can product and then build and test the prototype. This process is planned to be accomplished in the following manner:

(1)

Build a fully functioning prototype from the working drawings in the issued patent. During this period the existing design will be thoroughly reviewed and any modifications which will improve efficiency, reduce cost, or decrease the occupied volume of the chilling module insert will be implemented.

(2)

Conduct various safety tests by putting the prototype through several stress tests such as exposure to heat, testing a sealed can complete with insert, by dropping it from various heights, and testing the integrity and durability of the chilling module insert.

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

In December, 1998, we entered into an agreement with the California Manufacturing Technology Center (“CMTC”) to manage our product development program. The first phase of our product development program was completed in October, 1999 at a cost of $30,000, with CMTC providing prototype drawings on AutoCad, and assistance in the execution of our product development and manufacturing processes plan. The second phase of our product development program consisted of the development of product specifications with tolerances, optimization evaluation of design concept, and an in-depth thermal analysis conducted at the University of California at Irvine. The second phase was completed by CMTC in October, 2000 at a cost of $20,000.

Following completion of the second phase of our product development program, we obtained a proposal from LNE Engineering Co. (“LNE”) in November, 2002 to assist us with the development of our product development program and prototype fabrication and testing. However, due to lack of financing, we were unable to engage LNE to continue the next phase of our program. As a result, prototype fabrication and testing has been put on hold pending receipt of further financing. LNE’s proposal is for the prototype and fabrication of aluminum cans only. See “Item 6. Management’s Discussion and Analysis or Plan of Operation – Plan of Operation.”

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

Our principal marketing strategy is comprised of two major components that we plan to undertake once development of our technology is complete:

(1)	the licensing of beverage companies worldwide for the use of the Cool Can Technology and associated trademarks; and

(2)

the licensing of major aluminum can manufacturers for actual manufacturing of the chilling module insert so that it can be subsequently sold to beverage companies as a special insert or included with the can as one unit.

In the interim, while we plan to implement the process of licensing beverage companies and can manufacturers, we plan to rent production line time and “co-pack” product samples at an existing beverage canning facility that will be used for research and development. The primary purpose is to demonstrate an actual canning process placing chilling module inserts in both 12-ounce and 16-ounce cans. The facility will serve to demonstrate to beverage executives the viability of high speed canning using the insert. The secondary purpose is to develop a facility with the capacity to package small runs of various beverage products. This will allow beverage companies to ‘test market’ the concept without making any capital investment in new equipment or altering their own production facility.

SALES AND LICENSING STRATEGY

Our primary task is licensing of the Cool Can Technology and fully developed designs of the chilling module inserts, as well as the automatic insert feeding machines which will be incorporated into present beverage canning lines. We intend to manufacture in our own plant certain key components of the triggering mechanism. We feel that by actually supplying a key component to licensees we can more accurately track the number of units sold by licensees, particularly those in foreign countries. The sale of these units also has the potential to be a significant profit center.

Our strategy is to appoint a master licensee in each country or designated region once development of our Cool Can product is complete. The master licensee is planned to have the right to appoint sub-distributors, subject to our approval.

The typical licensing agreement is planned to have several components. We will issue a master license on an exclusive territorial basis to Company “X.” Company “X” will be required to pay an up-front fee to acquire the master license. This initial fee will be based primarily on two factors: (i) total population and (ii) per capita beverage consumption within the designated territory. During the term of the contract, Company “X” will also be required to forward a percentage of the initial fees paid by sub-licensees to us once they have recovered their initial investment. Additionally there is planned to be a commitment to pay $0.005 per unit ($0.12 per case of 24) in royalties for each unit sold in the territory. Company “X” will be required to purchase a minimum number of units per year in order to maintain their exclusive contractual agreement. We plan to directly manufacture certain key components of the insert in order to effectively track international sales and provide an additional revenue stream.

Concurrently, we will license packaging equipment manufacturers to develop, build and produce the automatic insert feeding machine and any other required equipment for integration into beverage canning lines.

ADVERTISING AND PROMOTION

Phase one of our advertising campaign will be in support of the initial licensing effort and is planned to consist of advertising in beverage industry publications and international business journals seeking qualified prospective master licensees in each country, and market sector. We also plan to have a significant presence at major beverage trade shows through distribution of promotional materials and demonstrating the Cool Can Technology to prospective licensees.

The second phase of advertising is planned to be more consumer oriented. We do not intend to advertise specific product or brand, but only the technology to make consumers aware that they may purchase beverages in a self chilling container. Our intention is to drive consumer awareness of both the term “InstaCool” as well as the visual identification on the can which indicates the inclusion of the chilling module. There is no assurance that the advertising will be successful. The estimated cost of phase two of our advertising campaign is unknown at this time.

A percentage of the licensing revenues from the per-can income is planned to be allocated for consumer advertising by us and also by master licensees who will be obligated under the terms of their master license agreement to allocate a pre-determined percentage of revenues to consumer advertising in respective countries and market areas.

MANUFACTURING AND PRODUCTION

We plan to continue to license the self-chilling beverage container technology to large beverage producers and aluminum can manufacturers. We believe that this strategy will provide material benefits, including use of the greater manufacturing, marketing, and distribution expertise of such companies and potential reduction of substantial manufacturing costs. Our objective is to enter into agreements whereby the licensees are responsible for purchasing the raw materials, manufacturing or contracting for the manufacture of the container, as well as labeling, filling, marketing, selling, and distribution of the self-chilling beverage container technology and other related technologies licensed by us. See Item 1. “Description of Business.”

During the initial research and development phase, we intend to rent production line time from a local soft drink manufacturer. Many soft drink manufacturers have excess capacity and are willing to rent production line time on an hourly basis. Included in the hourly fee will be the ability to utilize the collective input of the facilities production personnel, most of whom have years of experience in the beverage bottling and canning field. It would be virtually impossible for us to acquire this caliber of expertise individually due to availability and cost. This arrangement will allow us to continue to fine tune and develop both the chilling module insert and more importantly to “troubleshoot” and identify any obstacles or situations which may impede the successful integration of the Cool Can Technology into a high-speed beverage canning operation. Also, it will alleviate the requirement to make significant capital expenditures on canning equipment of our own until there is some certainty as to both future production requirements and the degree of specialized or custom equipment that may need to be developed.

During the second phase of the pre-production period, we intend to establish administration offices and a research and development facility. The purpose of the facility will be to demonstrate the commercial viability of our manufacturing processes, to supply self-chilling beverage containers for additional testing and market studies, and to produce self-chilling beverage containers, which can be sold directly to beverage companies. It is anticipated that containers sold directly to these companies will be filled, packaged and distributed by them. Should the due diligence period dictate the need for production of highly specialized equipment in order to produce finished goods, we will undertake to purchase our own canning line. The acquisition of a canning line to co-pack would be conditional upon significant interest from smaller beverage companies without the financial capability to purchase the packaging equipment required to produce the product. A canning line used for research and development purposes would not have the volume capability to be used in a commercial arrangement.

Once the beverage canning line is operational in the new facility, we will have the capability to co-pack product for customers whose limited volumes would preclude purchase of the required custom equipment themselves. Co-packing means that the production facility assumes the responsibility for packaging another company’s brand. The costs of such a facility will not be determined until potential customers and the projected volume have been determined. Our production facility will be designed to allow for assembly of the component parts for the chilling module insert so that they may be distributed from our facility. All of the components will be manufactured off-site. We believe that our production facility will assist in commercialization efforts as it is anticipated that the ability to produce the insert, place it in the can, and have the container filled and seamed will assist in further refinement of the finished product.

We will complete final design and development tasks for the molds, dies and tooling required for volume manufacturing of the trigger mechanism and hardware for support of the CO2 capsules. There will also be intensive consultation with companies who make both fillers and filler heads in order to make certain there is no potential conflict with the insert during this critical aspect of the production process. Extensive testing will be carried out during the initial research and development stage in order to produce a zero-defect product which can be manufactured daily on a world wide basis at high production volumes.

Additionally, final design and development of several types of automatic insert feed mechanisms, which can be integrated into high-speed beverage canning lines, will be completed. We plan to accomplish this in consultation with several major beverage companies, but will retain ownership of the technology and manufacturing rights.

RAW MATERIALS AND SUPPLIERS

The primary raw materials we anticipate using in the manufacture of our chilling module inserts are a steel or aluminum CO2 cartridge, plastic cartridge holder, polymer cartridge piercer, polymer piercer body and a resilient polymer foam pad.

We anticipate that we will enter into agreements with certain raw material suppliers and that the projected unit volumes required will cause the price of the insert to continue to decrease in price as licensing efforts expand. Once certain economies of scale are achieved and long term supplier agreements are solidified, we believe that the cost of the chilling inserts will be reduced, although we can provide no assurances.

EMPLOYEES

We currently do not have any employees. Mr. Thornton, our President, Secretary and Treasurer, Chief Executive Officer, and Chief Financial Officer, provides management consulting services to us and is paid as a consultant. We conduct our business largely through agreements with consultants and arms-length third parties.

COMPETITION

We believe that the market for a self-chilling beverage container is an emerging market. The opportunity for a beverage company to incorporate a technology, which allows a consumer to have a cold drink at any place and at any time is significant and compelling.

We are aware of three other companies that are currently attempting to manufacture and market a similar technology. We believe that the competitors use either a combination of gasses to create a chilling effect or a CO2 based reactant system, and hold one or more U.S. patents on their designs. As of yet, none of these companies appear to have produced a commercially viable product available for purchase. All three of the competitors are private companies and little is known about their size or financial capabilities.

We believe that success in marketing a self-chilling beverage container will be based primarily on price, ease of use, quality, product awareness, product safety, and ultimately an endorsement by one or more major beverage companies. There can be no assurance that we will be able to successfully compete against our competitors.

The competitor's designs are somewhat more complex applications in that their chilling unit must be attached to the bottom of the can and activated by turning the can upside down and then pushing a button or pulling a tab. This application mandates that their version of a self-chilling can must be produced specifically for beverage companies through one of the major can manufacturers because the external device must be added in some manner, which would require another step in the manufacturing process. Our Cool Can Technology, on the other hand, is considerably more versatile in that the chilling module is an insert which can be delivered to either the can manufacturer or the beverage canning facility for use with any standardized can out of general inventory as long as it is identified with the “InstaCool” label. What differentiates the Cool Can Technology from its competition is the unique valving and activation system by which the reactant gas is released. The consumer is not required to push any buttons or do anything specific to activate the Cool Can other than the normal process of opening the can, thus making the Cool Can Technology much more user friendly.

GOVERNMENT REGULATIONS AND ENVIRONMENT

All of the currently projected uses for our self-chilling beverage container fall under the authority of the United States Food and Drug Administration (the “FDA”). The key element and the only substance which mixes with the beverage is the CO2 which has always been present in beverages and is an accepted substance by the FDA for the beverage industry. The FDA regulates the material content of all beverage containers and packages.

The materials used in manufacturing the Cool Can products are similar to present canning materials and are fully compliant with FDA requirements. FDA approval is not required as long as there is compliance with all currently published guidelines. We also expect that licensees who will be filling the Cool Can products with beverages will comply with the appropriate FDA regulations. All licensees will have a contractual obligation to produce products consistent with the laws of their country, as well as additional quality control measures requested by us, though specific usage is unknown at this time.

The Environmental Protection Agency (“EPA”), in their efforts to protect the stratospheric ozone, have determined that a self-chilling beverage can utilizing CO2 as the refrigerant has a minimal impact on the ozone layer. In the Notice of Acceptability published in the Federal Register effective February 24, 1998, it was also determined that self-chilling cans utilizing CO2 either recovered as a by-product from other industrial activities or taken from the atmosphere will further reduce the net impact. The EPA has not specifically approved our product design, but, although we can provide no assurance, it does meet the standards of the EPA. There have been no costs to date associated with compliance, nor are any anticipated.

Various safety features are incorporated into the design and manufacture of the Cool Can product. The primary safety feature becomes important in a situation such as throwing the can in a fire. The gasses in the cylinder will harmlessly escape at a certain temperature through a safety valve.

Additionally, the Cool Can Technology is designed to be in full compliance with all recycling requirements since the component parts will be manufactured utilizing only recyclable materials.

RESEARCH AND DEVELOPMENT

Due to a lack of working capital, no expenses on research and development activities were incurred during the fiscal years ended June 30, 2006 and 2005. We estimate further research and development costs of approximately $350,000 over the next twelve months in order to carry out our plan of operation, subject to financing. See “Item 6. Management’s Discussion and Analysis or Plan of Operation – Liquidity and Financial Condition.”

SUBSIDIARIES

We do not have any subsidiaries.

ITEM 2.	DESCRIPTION OF PROPERTY.

Our corporate headquarters, consisting of approximately 500 square feet, are located at 698 Seymour Street, Suite 311, Vancouver, British Columbia, where our principal executive functions are carried out. We are currently operating under a month to month lease at the rate of $802 CDN per month (US$719). We do not own any real estate. We believe that all of our facilities are adequately maintained and suitable for their present use.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

In April, 2005, our shares of common stock commenced trading on the Over-The-Counter Bulletin Board (the “OTCBB”) under the symbol “NRPT.” Our shares traded on the Over-The-Counter Pink Sheets under the stock symbol CCTI from November 20, 2002 to April, 2005. The high and the low bid prices for our shares for the last two fiscal years of actual trading, as reported by the OTCBB or as quoted in the Over-The-Counter Pink Sheets, as applicable, were:

QUARTER	HIGH ($)	LOW ($)
1st Quarter 2005	$0.26	$0.01
2nd Quarter 2005	$0.20	$0.005
3rd Quarter 2005	$0.06	$0.0001
4th Quarter 2005	$0.25	$0.05
1st Quarter 2006	$0.25	$0.06
2nd Quarter 2006	$0.25	$0.11
3rd Quarter 2006	$0.55	$0.09
4th Quarter 2006	$0.55	$0.15

The above quotations have been adjusted to reflect our 20-for-1 reverse stock split effective July 12, 2004. The trades reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders of Common Stock

As of June 30, 2006, there were 192 registered shareholders of our common stock.

Dividends

We have not declared any dividends on our common stock since our inception. Our current policy is to retain any earnings in order to finance the expansion of our operations. Our board of directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with applicable corporate law. There are no dividend restrictions that limit our ability to pay dividends on our common stock in our Articles of Incorporation or Bylaws. Chapter 78 of the Nevada Revised Statutes (the “NRS”), does provide certain limitations on our ability to declare dividends. Section 78.288 of Chapter 78 of the NRS prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

(a)	we would not be able to pay our debts as they become due in the usual course of business; or

(b)

except as may be allowed by our Articles of Incorporation, our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if we were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders who may have preferential rights and whose preferential rights are superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the year ended June 30, 2006, we completed the sales of the following securities that were not registered pursuant to the Securities Act of 1933 (the “Securities Act”):

1.

On June 9, 2006, we completed a private placement of 2,600,000 shares of our common stock to three investors at a price of $0.12 per share. 187,500 of the shares issued pursuant to the offering were issued in settlement of amounts owed to a former officer/director of NorPac. The private placement was completed pursuant to the provisions of Regulation S promulgated under the Securities Act. We did not engage in a distribution of this offering in the United States. Each of the investors has represented that they were not US persons as defined in Regulation S.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

Our plan of operation for the next twelve months, subject to our receiving the necessary additional financing, includes the following components:

1.

The first phase will be divided into two parts and involves engaging LNE to proceed with prototype development and production of samples of our self-chilling beverage container modules. This phase will include the following elements:

Phase 1 Prototype Development		Timeline
Part 1	- Review of past progress.	1 month
	- Development of coils and suppliers for the associated parts.	2 months
	- Development of trigger/valve mechanism.	3 months
	- Development of charging and canning system.	4 months
	- Fabrication of six engineering prototype samples.	5 months
	- Plan, cost and schedule for production of 2,000 industry demonstration samples.	6 months

Part 2	Production of 2,000 industry demonstration samples.	7.5 months

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

We anticipate spending approximately $690,000 on our plan of operation over the next twelve months, of which $345,000 is anticipated to be spent over the next six months, subject to our receiving the necessary financing to enable us to pursue our plan of operation. We will not be able to proceed with our plan of operation unless we obtain significant additional financing. If we obtain sufficient additional financing, of which there is no assurance, then the estimated cost and timeframe for completion of each of the above components of our plan of operation will be as follows:

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

We have cash of $16,887 and a working capital deficit of $37,343 as of June 30, 2006. Accordingly, we will require additional financing in order to proceed with our plan of operation, see “Liquidity and Capital Resources” below. If we obtain financing that is less than that required to pursue our stated plan of operation, then we will scale back our plan of operation to concentrate solely on the product development phase of our plan of operation. In this event, we will pursue product development to the extent of our financial resources.

RESULTS OF OPERATIONS

Summary of Year End Results

	Year Ended June 30
			Percentage
	2006	2005	Increase / Decrease
Revenue	$50,000	-	100%
Expenses	(93,586)	(548,670)	(83)%
Net Income (Loss)	$(43,586)	$(548,670)	(92)%

Revenues

Our revenues during the year ended June 30, 2006 were due to our receipt of 500,000 restricted shares of Balsam common stock (the "Balsam Shares") valued at $30,000 and cash of $20,000, in connection with our granting of the extension to the License Agreement during the current fiscal year. We did not earn any revenues during the year ended June 30, 2005.

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

Operating Expenses

Our operating expenses for the years ended June 30, 2006 and June 30, 2005 included the following expenses:

	Year Ended June 30
			Percentage
	2006	2005	Increase / Decrease
Administrative pre-opening and	$93,586	$180,417	(48.1)%
development expenses
Interest expense	--	325,928(1)	(100.0)%
Realized loss on available-for-sale	--	42,325	(100.0)%
securities
Total	$93,586	$548,670	(82.9)%

(1)

The interest expense total for the year ended June 30, 2005, as shown in the table above includes the original issue discount amount of $275,000 to reflect a total interest expense of $325,928 for the year ended June 30, 2005.

The decreases in our total expenses for the year ended June 30, 2006 when compared to our total expenses for the year ended June 30, 2005, were primarily attributable to: (i) a decrease in our administrative pre-opening and development expenses, (ii) the fact that we did not incur any interest expense relating to the outstanding convertible notes as a result of all of our Convertible Notes being converted into our common stock, and (iii) the fact we had no realized loss on available for sale securities. The decrease in our administrative pre-opening and development expenses for the year ended June 30, 2006 compared to the previous year ended June 30, 2005, was due to a decrease in professional and management fees. Our interest expenses for the year ended June 30, 2005, consisted of the amortization of original issue discount for our 10% convertible notes and accrued interest to holders of our 10% convertible notes.

We anticipate that our operating expenses will increase significantly if we are able to obtain the financing necessary to continue with the development of our Cool Can product and the Cool Can Technology in accordance with our plan of operation.

Net Loss

We recorded a net loss of $43,586 for the year ended June 30, 2006, compared to a net loss of $548,670 for the year ended June 30, 2005. The decrease in net loss is due primarily to (i) the consideration that we received from Balsam in connection with the extension that was granted by us consisting of cash of $20,000 and 500,000 shares of Balsam’s common stock, and (ii) decrease in our administrative expenses and interest expenses.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
			Percentage
	At June 30, 2006	At June 30, 2005	Increase / Decrease
Current Assets	$21,387	$2,557	736.4%
Current Liabilities	(58,730)	(406,794)	(85.6)%
Working Capital (Deficit)	$(37,343)	$(404,237)	(90.8)%

Cash Flows
	Year Ended June 30
	2006	2005
Net Cash Used In Operating Activities	$(200,130)	$(59,246)
Net Cash From (Used In) Investing Activities	--	11,225
Net Cash From Financing Activities	216,710	48,072
Net Decrease In Cash During Period	$16,580	$51

The decrease in our working capital deficit for the fiscal year ended June 30, 2006 is primarily attributable to a 85.6% decrease in our current liabilities which decreased during the year ended June 30, 2006 due to our settling of accounts payable in the amount of $146,330 in exchange for 187,500 shares of our common stock with a fair value of $28,125.

On June 9, 2006, we completed a private placement (the “June Private Placement”) of 2,600,000 shares of our common stock to three investors at a price of $0.12 per share pursuant to Regulation S of the Securities Act of 1933. 187,500 of the shares issued pursuant to the offering were issued in settlement of amounts owed to a former officer/director of NorPac. The loan to the stockholder arose from our unpaid management fees for management services provided to us by our former officer and director. The settlement resulted in a fair value of common stock issued under the carrying amount of debt of $118,205 during the year ended June 30, 2006 which was included in additional paid in capital. The proceeds of the June Private Placement were used to pay out existing debts and for ongoing working capital purposes.

Our current monthly cash requirements are approximately $20,000 per month. Our current cash reserves of $16,887 are not sufficient to enable us to operate even on a short term basis. Further, we require approximately $690,000 in order to carry out our plan of operation over the next twelve months. We intend to raise the necessary financing for completion of production ready samples of our Cool Can product through collaboration with a strategic industry partner as a joint venture. In the event we are unable to reach agreement with a joint venture partner for completion of our plan of operation as stated, we anticipate that additional financing would be obtained through the sales of our common stock or other equity-based securities. We do not have any arrangements or agreements in place with respect to a joint venture and/or for the sale of any of our securities and there is no assurance that we will be able to raise the additional capital that we require to continue our operations.

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

Financing Requirements

We require additional financing if we are to continue as a going concern and to finance our business operations. We anticipate that any additional financing would be through the sales of our common stock or other equity-based securities. We are presently in the process of negotiating private placements of securities to raise working capital to finance our operations. However, we do not have any arrangements in place for the sale of any of our securities and there is no assurance that we will be able to raise the additional capital that we require to continue operations. In the event that we are unable to raise additional financing on acceptable terms, we intend to reduce our product development efforts and may implement additional actions to reduce expenditures.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING POLICIES

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 3 to the consolidated financial statements included in this Annual Report.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant estimates include the valuation of stock issued. Actual results could differ from these estimates.

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, available-for-sale securities, accounts payable and accrued liabilities and loans payable. Unless otherwise noted, it is management’s opinion that we are not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values.

Intangibles

Intangible assets are amortized using the straight-line method over 10 years. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” as circumstances dictate, we evaluate whether changes have occurred that would require revision of the remaining estimated lives of recorded long-lived assets, including intangibles, or render those assets not recoverable. If such circumstances arise, recoverability is determined by comparing the undiscounted net cash flows of long-lived assets to their respective carrying values. The amount of impairment, if any, is measured based on the projected discounted cash flows using an appropriate discount rate. At this time, we believe that no significant impairment of intangibles has occurred and that no reduction of the estimated useful lives of such assets is warranted.

Comprehensive Loss

We have adopted SFAS 130, “Reporting Comprehensive Income,” which establishes guidelines for the reporting and display of comprehensive income (loss) and its components in financial statements. Comprehensive loss consists of our net income (loss) and unrealized gain (loss) on available-for-sale securities.

RISKS AND UNCERTAINTIES

Our independent auditors have substantial doubt about our ability to continue as a going concern.

We have had net losses for each of the years ended June 30, 2006 and 2005, and we have an accumulated deficit as of June 30, 2006. Since the financial statements for each of these periods were prepared assuming that we would continue as a going concern, in the view of our independent auditors, these conditions raise substantial doubt about our ability to continue as a going concern. Furthermore, since we do not expect to generate any significant revenues for the foreseeable future, our ability to continue as a going concern depends, in large part, on our ability to raise additional capital through equity or debt financing transactions. If we are unable to raise additional capital, we may be forced to discontinue our business.

We require additional financing to continue our plan of operation.

Our plan of operation calls for significant expenses in connection with the development of our Cool Can product. Our current operating funds are insufficient to complete our plan of operation which will require an estimated $690,000 to be spent over the next 12 months developing and marketing a prototype of our Cool Can product in order to accomplish our goals. As of June 30, 2006, being the date of our most recent financial statements, we had cash in the amount of $16,887 and a working capital deficit of $37,343. Therefore, we will need to obtain additional financing in order to complete our prototype development. We will also require additional financing if the costs of our Cool Can product development are greater than anticipated. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

We may experience delays in the construction of our prototype.

If we are able to obtain sufficient financing, of which there are no assurances, we expect to begin construction of a prototype of the Cool Can product within the next twelve months. Development and testing of the prototype is expected to take approximately 6 months to complete. However, development projects of this type often experience delays and technical difficulties. Our ability to complete the development on schedule is dependent on many circumstances, some of which may be outside of our control. These factors may include, but are not limited to, factors such as the availability of outside contractors, materials and equipment. In addition, although we believe that the principles underlying the design of our Cool Can Technology are sound, problems can arise when attempting to manufacture an actual product from the prototype. Even if we are able to complete development of the prototype as scheduled, there are no assurances that the prototype will perform as expected.

Our product development program may not be successful.

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

Our operations may be subject to extensive government regulations.

We expect that the self-chilling beverage technology will be subject to a number of government regulations, including strict safety and environmental guidelines. All of the currently projected uses for our self-chilling beverage container fall under the authority of the United States Food and Drug Administration (the “FDA”).The FDA regulates the material content of all beverage containers and packages. Our Cool Can Technology also falls under the purview of the Environmental Protection Agency, which has a mandate to protect the stratospheric ozone. As we are still in the process of developing the Cool Can products, the full extent to which these regulations will affect our future business prospects is not yet fully known and there can be no assurance that we can successfully comply with all present or future government regulations.

Asserting and defending intellectual property rights may impact results of operations.

The success of our business may depend on our ability to protect our proprietary process and technology from competitors. A number of international patent applications have been filed with respect to the Cool Can Technology. However, there is no assurance that a final patent will be granted for any of the patent pending technologies underlying our proposed products. If we are not able to obtain a patent our technology, we will only be able to protect our products and technological processes by maintaining the secrecy of those products and processes.

Even if we are able to obtain patents for the Cool Can Technology, we may be required to defend our intellectual property rights through litigation. The financial cost of such litigation could have a material impact on our financial condition even if we are successful in developing and marketing products and in defending any of our intellectual property rights, of which there is no assurance. Furthermore, an adverse outcome in any litigation or interference proceeding could subject us to significant liabilities to third parties and require us to cease using the technology that is at issue or to license the technology from third parties. In addition, a finding that any of our intellectual property rights are invalid could allow competitors to more easily and cost-effectively compete. Thus, an unfavorable outcome in any patent litigation or interference proceeding could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to achieve market acceptance for our products, we will be unable to build our business.

To date, we have entered into only one licensing agreement with respect to our Cool Can Technology. Our success will depend on the acceptance of our Cool Can Technology by the beverage industry, as well as by related businesses and the general public. Achieving such acceptance will require significant research and development investment. Our technology generally, and our proposed Cool Can product specifically, may not achieve widespread acceptance by businesses in general, or by major beverage suppliers, beverage manufacturers or agents thereof, which could limit our ability to develop and expand our business. The market for self-chilling beverages is relatively new and is evolving. Our ability to generate revenue in the future depends on the acceptance by both our customers and beverage manufacturers in general. The adoption of our Cool Can product could be hindered by the perceived costs of this new technology to consumers and beverage brand owners. Accordingly, in order to achieve commercial acceptance, we will have to educate prospective customers, including large, established beverage manufacturers, about the uses and benefits of our Cool Can Technology. If these efforts fail, or if our Cool Can product does not achieve commercial acceptance, our business could be harmed.

We have a limited operating history.

We have a relatively short operating history and we are involved in a rapidly evolving and unpredictable industry. As of June 30, 2006, being the date of our most recent financial statements, we had a working capital deficit of $37,343. We will need to generate significant revenues to achieve profitability, which may not occur. We expect operating expenses to increase as a result of the further implementation of our business plan. Even if we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. It is possible that we will never achieve profitability.

We are dependent on key personnel.

Our success will largely depend on the performance of our management. We are currently dependent upon a limited number of employees and consultants. As such, our success will also depend on our ability to attract and retain highly skilled technical, research, management, regulatory compliance, sales and marketing personnel. Competition for such personnel is intense. The loss of the services of such personnel or the inability to attract and retain other key personnel could impair the development of our business, operating results and financial condition.

Because our sole executive officer has only agreed to provide his services on a part-time basis, he may not be able or willing to devote a sufficient amount of time to our business operations, which may cause our business to fail.

Our executive officer is employed on a full time basis by other companies. Because we are in the early stages of our business, Mr. John P. Thornton will not be spending a significant amount of time on our business. Mr. Thornton expects to expend approximately 5 hours per week on our business. Competing demands on his time may lead to a divergence between his interests and the interests of other shareholders.

We may conduct further offerings in the future in which case your shareholdings will be diluted.

Since our inception we have relied on equity sales of our common stock to fund our operations. We may conduct further equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock, your percentage interest in us will be lower. This condition is often referred to as "dilution.” The result of this could reduce the value of your stock.

Because our stock is a penny stock, stockholders will be more limited in their ability to sell their stock.

The United States Securities and Exchange Commission (the “SEC”) has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system.

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

ITEM 7.	FINANCIAL STATEMENTS.

Index to Financial Statements:		Page

Audited financial statements as of June 30, 2006, including:

1.	Report of Peterson Sullivan PLLC ,Independent Registered Public Accounting Firm;	F-2
2.	Report of Virchow, Krause & Company, LLP, Independent Registered Public Accounting Firm;	F-4
3.	Balance Sheets as of June 30, 2006;	F-5
4.	Statements of Operations and Comprehensive Income (Loss) for the years ended June 30, 2006 and 2005 and the period from inception on April 1, 1998 to June 30, 2006;	F-6
5.	Statements of Cash Flows for the years ended June 30, 2006 and 2005 and the period from inception on April 1, 1998 to June 30, 2006;	F-7
6.	Statements of Stockholders’ Equity (Deficit) for years ended June 30, 2006 and 2005 and the period from inception on April 1, 1998 to June 30, 2006; and	F-8
7.	Notes to the Financial Statements.	F-10

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

JUNE 30, 2006 and 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
NorPac Technologies, Inc.

We have audited the accompanying balance sheet of NorPac Technologies, Inc. (a development stage company) as of June 30, 2006, and the related statements of operations and comprehensive income (loss), stockholders' equity (deficit) and cash flows for the year then ended, and for the period from April 1, 1998 (date of inception) to June 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's financial statements for the period from April 1, 1998 (date of inception) through June 30, 2005, were audited by other auditors whose report, dated September 22, 2005, expressed an unqualified opinion on those statements and included an explanatory paragraph that referred to substantial doubt about the Company's ability to continue as a going concern. The financial statements for the period from April 1, 1998 (date of inception) through June 30, 2005, reflect a net loss of $2,608,587, which amount is included in the accumulated deficit as of June 30, 2006. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of NorPac Technologies, Inc. (a development stage company) as of June 30, 2006, and the results of its operations and its cash flows for the year then ended, and for the period from April 1, 1998 (date of inception) to June 30, 2006, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage; planned principal operations have not yet commenced. Successful development of the Company is dependent upon its ability to obtain additional funding through contributions of equity or debt issuance. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Peterson Sullivan PLLC

PETERSON SULLIVAN PLLC

September 18, 2006
Seattle, Washington

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Norpac Technologies, Inc.

We have audited the accompanying balance sheet of Norpac Technologies, Inc., a Nevada corporation, (a development stage company) as of June 30, 2005, and the related statements of operations and comprehensive loss, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Norpac Technologies, Inc. as of June 30, 2005 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage; planned principal operations have not yet commenced. Successful continued development of the Company is dependent upon its ability to obtain additional financing through contributions of equity capital and/or debt issuance. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Virchow, Krause & Company, LLP

Virchow, Krause & Company, LLP

Minneapolis, Minnesota
September 22, 2005

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

BALANCE SHEET
June 30, 2006

ASSETS

CURRENT ASSETS:
Cash	$16,887
Available-for-sale securities (Note 4)	4,500

Total Current Assets	21,387

AVAILABLE-FOR-SALE SECURITIES (Note 4)	550,000

INTANGIBLE ASSETS, NET (Note 5)	7,200
$578,587

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$58,230
Loans payable (Note 6)	500
Total Current Liabilities	58,730

STOCKHOLDERS’ EQUITY (DEFICIT) (Note 8):

Common stock, $0.001 par value, 200,000,000 shares authorized,
35,165,390 and 32,565,390 shares issued and outstanding, respectively	35,165
Additional paid-in capital	2,796,815
Deficit accumulated during the development stage	(2,652,173)
Accumulated other comprehensive income	340,050
519,857

$578,587

The accompanying notes are an integral part of these financial statements.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

			Period From
			Inception
			(April 1, 1998)
	Year Ended	Year Ended	Through
	June 30,	June 30,	June 30,
	2006	2005	2006

Revenues	$50,000	$-	$288,000

Administrative pre-opening and development expenses	(93,586)	(180,417)	(1,574,307)
Interest expense	-	(325,928)	(679,541)
Impairment of intangibles	-	-	(20,000)
Stock compensation expense	-	-	(624,000)
Realized loss on available-for-sale securities	-	(42,325)	(42,325)

Net loss	(43,586)	(548,670)	(2,652,173)

Unrealized gain (loss) on available-for-sale securities	272,250	(12,200)	340,050

Comprehensive income (loss)	$228,664	$(560,870)	$(2,312,123)

Basic net loss per common share	$(0.00)	$(0.12)

Diluted net loss per common share	$(0.00)	$(0.12)

Weighted average number of outstanding shares	32,722,103	4,421,519

The accompanying notes are an integral part of these financial statements.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			Period From
			Inception
			(April 1, 1998)
	Year Ended	Year Ended	Through
	June 30,	June 30,	June 30,
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(43,586)	$(548,670)	$(2,652,173)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	2,400	2,400	16,800
Compensation expense, options to nonemployees	-	-	504,000
Receipt of available-for-sale securities	(30,000)	-	(268,000)
Fair value of common stock issued over carrying amount of debt	-	-	120,000
Realized loss on sales of available-for-sale securities	-	42,325	42,325
Amortization of original issue discount	-	275,222	550,000
Impairment loss on intangibles	-	-	20,000
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	(153,944)	68,088	138,011
Increase in accrued interest	-	50,048	127,380
Increase in accounts payable, stockholders	25,000	51,341	369,346
Increase (decrease) in due to stockholders	-	-	20,776
Net cash used in operating activities	(200,130)	(59,246)	(1,011,535)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of available-for-sale securities	-	11,225	11,225
Purchase of intangibles	-	-	(44,000)
Net cash provided by (used in) investing activities	-	11,225	(32,775)

CASH FLOWS FROM FINANCING ACTIVITIES:
Collection of subscription receivable	-	-	10,000
Issuance of common stock	289,500	-	619,269
Net proceeds from due to stockholders	-	-	348,928
Proceeds from (repayment of) loans payable	(72,790)	48,022	500
Issuance of convertible notes	-	-	82,500
Net cash provided by financing activities	216,710	48,072	1,061,197

Increase in cash	16,580	51	16,887
Cash:
Beginning	307	256	-

Ending	$16,887	$307	$16,887

SUPPLEMENTAL CASH FLOWS INFORMATION:

Cash paid for interest	$21	$658	$2,182

NONCASH INVESTING AND FINANCING ACTIVITIES:

Stock issued for amount due to stockholders	$28,125	$-	$233,125
Stock issued for accounts payable	$-	$-	$10,000
Conversion of accounts payable, stockholders and due to stockholders
and issuance of subscription receivable for convertible notes	$-	$-	$467,500
Stock issued for conversion of notes payable	$-	$530,000	$550,000
Stock issued for accrued interest on notes payable	$-	$124,789	$127,381

The accompanying notes are an integral part of these financial statements.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

								Deficit
							Accumulated	Accumulated
			Additional	Amount		Stock	Other	During the
	Common Stock		Paid In	Per		Subscription	Comprehensive	Development
	Shares	Amount	Capital	Share		Receivable	Income (Loss)	Stage

Balance, April 1, 1998	-	$-	$-		$		$-	$-
Net (loss)	-	-	-			-	-	(6,345)
Balance, June 30, 1998	-	-	-			-	-	(6,345)
Shares issued for cash - July and August 1998	891,000	891	16,929.02			-	-	-
Shares issued for cash - September 1998	10,000	10	99,990	10.00		-	-	-
Shares issued for cash - April 1999	1,841	2	55,228	30.00		-	-	-
Shares issued for receivable - April 1999	3,557	4	106,715	30.00		(106,719)	-	-
Payment on receivable	-	-	-			106,719	-	-
Net (loss)	-	-	-			-	-	(228,505)
Balance, June 30, 1999	906,398	907	278,862			-	-	(234,850)
Net (loss)	-	-	-			-	-	(174,236)
Balance, June 30, 2000	906,398	907	278,862			-	-	(409,086)
Net (loss)	-	-	-			-	-	(307,225)
Balance, June 30, 2001	906,398	907	278,862			-	-	(716,311)
Shares issued for stockholder debt - October 2001	25,000	25	274,975	11.00		-	-	-
Shares issued for cash - October 2001	6,250	6	49,994	8.00		-	-	-
Shares issued for stockholder debt - November 2001	25,000	25	49,975	2.00		-	-	-
Shares issued for accounts payable - November 2001	5,000	5	9,995	2.00		-	-	-
Shares issued for rounding up of fractional shares related to merger	451	-	-
Stock option compensation expense	-	-	504,000			-	-	-
Net (loss)	-	-	-			-	-	(840,330)
Balance, June 30, 2002	968,099	968	1,167,801			-	-	(1,556,641)
Beneficial conversion of convertible notes issued – January 2003 to June 2003	-	-	550,000			-	-	-
Net (loss)	-	-	-			-	-	(225,141)
Other comprehensive (loss) on available-for-sale securities	-	-	-			-	(48,000)	-
Balance, June 30, 2003	968,099	968	1,717,801			-	(48,000)	(1,781,782)

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

							Deficit
						Accumulated	Accumulated
			Additional	Amount	Stock	Other	During the
	Common Stock		Paid In	Per	Subscription	Comprehensive	Development
	Shares	Amount	Capital	Share	Receivable	Income (Loss)	Stage

Shares issued for conversion of note payable – April 23, 2004	1,000,000	1,000	19,000.02		-	-	-
Shares issued for accrued interest on note payable – April 23, 2004	8,901	9	2,583.29		-	-	-
Net (loss)	-	-	-		-	-	(278,135)
Other comprehensive gain on available-for-sale securities	-	-	-		-	128,000	-
Balance, June 30, 2004	1,977,000	1,977	1,739,384		-	80,000	(2,059,917)
Shares issued for conversion of notes payable – May 26, 2005 to June 27, 2005	26,500,000	26,500	503,500.02		-	-	-
Shares issued for accrued interest on notes payable – May 26, 2005 to June 27, 2005	2,300,646	2,301	46,013.021		-	-	-
Shares issued for accrued interest on notes payable – May 26, 2005 to June 27, 2005	1,514,286	1,514	51,486.035		-	-	-
Shares issued for accrued interest on notes payable – May 26, 2005 to June 27, 2005	72,848	73	2,987.042		-	-	-
Shares issued for accrued interest on notes payable – May 26, 2005 to June 27, 2005	42,869	43	4,758.112		-	-	-
Shares issued for accrued interest on notes payable – May 26, 2005 to June 27, 2005	67,551	67	7,971.119		-	-	-
Shares issued for accrued interest on notes payable – May 26, 2005 to June 27, 2005	90,190	90	7,486.084		-	-	-
Net (loss)	-	-	-		-	-	(548,670)
Other comprehensive (loss) on available-for-sale securities	-	-	-		-	(12,200)	-
Balance, June 30, 2005	32,565,390	32,565	2,363,585		-	67,800	(2,608,587)
Shares issued for cash –June 2006	2,412,500	2,413	287,087	0.12	-	-	-
Shares issued for stockholder accounts payable –June 2006	187,500	187	146,143		-	-	-
Net loss	-	-	-		-	-	(43,586)
Other comprehensive gain on available-for-sale securities	-	-	-		-	272,250	-
Balance, June 30, 2006	35,165,390	$35,165	$2,796,815		$-	$340,050	$(2,652,173)

The accompanying notes are an integral part of these financial statements.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

1.	History and Organization of the Company

NorPac Technologies, Inc. (the Company) was originally incorporated on April 1, 1998 in the state of Minnesota. On July 12, 2004 the Company was reorganized and became a Nevada Corporation. The Company was formed to act as a holding company for manufacturing companies and since inception, has devoted its efforts to raising capital and pre-opening activities. The Company owns a patent for a self-chilling beverage container and related component parts.

The Company is considered to be in the development stage and the accompanying financial statements represent those of a development stage enterprise and therefore, are subject to the usual business risks of development stage companies. The Company has had no significant revenue from operations. Research and development costs are expensed as incurred.

2.	Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses and is still in the development stage. These financial statements do not include any adjustments that might result from this uncertainty.

Additional funding will be necessary to continue development and marketing of the product. The Company intends to arrange for the sale of additional shares of stock to obtain additional operating capital for at least the next twelve months. There can be no assurance the Company will be able to raise the necessary capital to continue in business.

3.	Significant Accounting Policies

The financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States and are stated in US dollars. The significant accounting policies adopted by the Company are as follows:

(a)	Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

(b)	Foreign currency translation

The functional currency of the Company is the United States dollar. Monetary assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the balance sheet date while non-monetary assets and liabilities are translated at historical rates. Revenue and expense items denominated in a foreign currency are translated at exchange rates prevailing when such items are recognized in the statement of operations. Exchange gains and losses arising on translation of foreign currency items are included in the statement of operations.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

3.	Significant Accounting Policies (continued)

(c)	Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. As of June 30, 2006 and 2005, cash and cash equivalents consists of cash only.

(d)	Intangible assets

Intangible assets are recorded at cost. Amortization is calculated using the straight-line method over 10 years.

(e)	Advertising expenses

The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for the years ended June 30, 2006 and 2005.

(f)	Income taxes:

Deferred taxes are recorded using the liability method. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expenses (benefit) result from the net change during the period of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

(g)	Fair value of financial instruments

The Company's financial instruments consist of cash, available-for-sale securities, accounts payable and accrued liabilities and loans payable. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values because of the short-term nature of these financial instruments.

(h)	Stock-based compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS“) 123(R), "Share-Based Payment" ("SFAS 123(R)"), and related interpretations which superseded Accounting Principles Board (“APB”) Opinion 25 “Accounting for Stock Issued to Employees.” SFAS 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method, which requires the Company to recognize compensation expense on a prospective basis. The fair value of stock-based compensation is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized for stock-based awards in footnote disclosures required under SFAS 123, “Accounting for Stock-Based Compensation.” Prior to January 1, 2006, the Company accounted for share-based compensation under the recognition and measurement provisions of APB Opinion 25, as permitted by SFAS 123. Under APB Opinion 25, compensation expense was recorded using the intrinsic method where compensation expense

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

3.	Significant Accounting Policies (continued)

(h)	Stock-based compensation (continued)

under fixed term option plans was recorded at the date of grant only to the extent that the market value of the underlying stock at the date of grant exceeded the exercise price. As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s net loss for the year ended June 30, 2006 was no different than if it had continued to account for stock-based compensation under SFAS 123. Basic and diluted loss per share for the year ended June 30, 2006 was no different than if it had continued to account for share-based compensation under SFAS 123.

The following table shows the pro forma effect on net loss and net loss per share, had compensation expense been determined based on the fair value at the award grant date, in accordance with SFAS 123:

			Period From
			Inception (April 1,
	Year Ended	Year Ended	1998) Through
	June 30,	June 30,	June 30,
	2006	2005	2006

Net loss	$(43,586)	$(548,670)	$(2,652,173)

Pro forma net loss	$(43,586)	$(548,670)	$(2,700,173)

Stock based compensation
As reported	$-	$-	$504,000
Proforma	$-	$-	$552,000

Basic and diluted loss per common share
As reported	$(0.00)	$(0.12)
Pro forma	$(0.00)	$(0.12)

There were no options granted or vested during the years ended June 30, 2006 and 2005.

(i)	Loss per common share:

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive securities. As of June 30, 2006 and 2005, there were no potentially dilutive securities outstanding.

(j)	Comprehensive loss

The Company has adopted SFAS 130, “Reporting Comprehensive Income,” which establishes guidelines for the reporting and display of comprehensive income (loss) and its components in financial statements. Comprehensive loss consists of the Company’s net loss and unrealized gain (loss) on available-for-sale securities.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

3.	Significant Accounting Policies (continued)

(k)	Development stage

The Company is a development stage company as defined in SFAS 7, “Accounting and Reporting by Development Stage Enterprises,” as it is devoting substantially all of its efforts to establish a new business and planned principal operations have not yet commenced.

(l)	Recent accounting pronouncements

In June 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion 20, “Account Changes,” and SFAS 3, Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle. APB Opinion 20 previously required that most voluntary changes in accounting principles be recognized by including the cumulative effect of the new accounting principle in net income of the period of change. SFAS 154 now requires retrospective application of changes in accounting principle to prior period financial statements, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. The statement is effective for fiscal years beginning after December 15, 2005. The Company does not expect that this Statement will have a material impact on their financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS.155, “Accounting for Certain Hybrid Financial Instruments – an amendment of SFAS 133 and 140.” SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS 155 clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect that this Statement will have a material impact on their financial position, results of operations or cash flows.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

3.	Significant Accounting Policies (continued)

(l)	Recent accounting pronouncements (continued)

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets—an amendment of SFAS 140.” SFAS 156 requires that an entity separately recognize a servicing asset or a servicing liability when it undertakes an obligation to service a financial asset under a servicing contract in certain situations. Such servicing assets or servicing liabilities are required to be initially measured at fair value, if practicable. SFAS 156 also allows an entity to choose either the amortization method or the fair value measurement method to account for servicing assets and servicing liabilities within the scope of this Statement. SFAS 156 is effective after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect that this Statement will have a material impact on their financial position, results of operations or cash flows.

In April 2006, the FASB issued FASB Staff Position (FSP) FIN 46R-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. (FIN) 46(R).” FIN 46R-6 addresses certain implementation issues related to FIN 46R (revised December 2003), “Consolidation of Variable Interest Entities.” Specifically, FIN 46R-6 addresses how a reporting enterprise should determine the variability to be considered in applying FIN 46R. The variability that is considered in applying FIN 46R affects the determination of (a) whether an entity is a variable interest entity (VIE), (b) which interests are “variable interests” in the entity, and (c) which party, if any, is the primary beneficiary of the VIE. That variability affects any calculation of expected losses and expected residual returns, if such a calculation is necessary. The Company is required to apply the guidance in FIN 46R-6 prospectively to all entities (including newly created entities) and to all entities previously required to be analyzed under FIN 46R when a “reconsideration event” has occurred, beginning July 1, 2006. The Company will evaluate the impact of this FSP at the time any such “reconsideration event” occurs and for any new entities created.

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes-an interpretation of SFAS 109.” This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this Interpretation will have a material impact on their financial position, results of operations or cash flows.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

4.	Available-for-sale Securities

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

		Gross	Gross
	Aggregate	unrealized	unrealized
	fair value	gains	losses	Cost

Equity securities - June 30, 2006	$554,500	$340,050	$-	$214,450
Equity securities - June 30, 2005	$252,250	$67,800	$-	$184,450

In November 2002, the Company received securities valued at $63,000. Pursuant to the license agreement described in Note 12, the Company received additional securities valued at $175,000 in November 2003, and securities valued at $30,000 in January 2006. Proceeds of $0 and $11,225 were received and a loss on sale for available-for-sale securities of $0 and $42,325 was included in net loss for the years ended June 30, 2006 and 2005, respectively.

The Company’s net unrealized holding gain (loss) was $272,250 and ($12,200) for the years ended June 30, 2006 and 2005, respectively. The reclassification adjustment was $0 and $40,800 for the years ended June 30, 2006 and 2005, respectively and $40,800 for the period from inception through June 30, 2006. On an ongoing basis, the Company evaluates its investment in available-for-sale securities if a decline in fair value is other than temporary. There have been no other-than-temporary declines in fair value through June 30, 2006.

The Company held 5,545,000 and 5,045,000 common shares of Balsam Ventures, Inc. for an ownership percentage of 21.3% and 19.8% for the years ended June 30, 2006 and 2005, respectively. The investment in Balsam was not accounted for under the equity method in accordance with APB Opinion 18, “The Equity Method of Accounting for Investments in Common Stock,” because the Company is unable to exercise significant influence over the operating and financial policies of the investee.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

5.	Intangible Assets

A United States patent for a self-chilling beverage container and related component parts was obtained by a founding stockholder on March 11, 1997. During 1998, the patent and patent holder rights thereunder were sold to the Company for $1. Subsequent costs in June 1999 of $24,000 to file foreign patent applications have been similarly capitalized. Estimated amortization expense is $2,400 for each of the next three years.

	2006	2005
Patent	$24,000	$24,000
Accumulated amortization	(16,800)	(14,400)
Net book value	$7,200	$9,600

In April 2001, the Company acquired a patent pending from certain stockholders which expands on the above patent. The acquisition agreement required the payment by the Company to the stockholders of $20,000. In addition, the Company was to issue to the stockholders: (i) 7,500 shares of the Company’s common stock upon the grant of a patent in connection with the acquired patent pending; and (ii) an additional 4,500 shares for each country in respect of which the Company grants a license of the acquired technology, for the first ten countries, and 3,000 shares for each additional country, to a maximum of 75,000 shares under the acquisition agreement. The Company was to also pay an ongoing royalty to the stockholders based on sales of products incorporating the technology as follows: (i) 4.5% of gross profits achieved by the Company on products incorporating the technology; and (ii) 15% of any licensing revenues or royalty payments earned by the Company on licenses of the acquired technology. The Company had agreed to use its best efforts to commercialize the acquired technology and to apply to the United States Patent Office for a grant of a patent relating to the patent pending. The agreement was cancelled due to the Company’s default under the agreement on June 14, 2003 and as such, an impairment loss of $20,000 was recorded for the year ended June 30, 2003.

In the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable and an estimate of future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss will be recognized. Management's estimates of revenues, operating expenses, and operating capital are subject to certain risks and uncertainties which may affect the recoverability of the Company's investments in its assets. Although management has made its best estimate of these factors based on current conditions, it is possible that changes could occur which could adversely affect management's estimate of the net cash flow expected to be generated from its operations. At June 30, 2006, the Company believes that no significant impairment of the remaining intangibles has occurred and that no reduction of the estimated useful lives of such assets is warranted.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

6.	Loans Payable

During the years ended June 30, 2006 and 2005, several loans were granted from 5 parties. The loans are unsecured, non-interest bearing, and due on demand. The balance due at June 30, 2006 and 2005 was $500 and $73,290, respectively.

7.	Related Party Transactions

Consulting fees paid to an officer and director totaled $2,500 and $0 for the years ended June 30, 2006 and 2005, respectively. Consulting fees paid to an officer and director from inception through June 30, 2006 totaled $2,500.

Consulting fees paid to a former officer and director totaled $30,000 and $60,000 for the years ended June 30, 2006 and 2005, respectively. Consulting fees paid to a former officer and director from inception through June 30, 2006 totaled $588,000. The balance due to a former officer and director at June 30, 2006 and 2005 was $0 and $110,347, respectively. During the year ended June 30, 2006, a former officer and director settled accounts payable $146,330 in exchange for 187,500 commons shares of the Company with a fair value of $28,125. The difference between the carrying amount of the accounts payable and the fair value of the common shares issued of $118,205 was recorded as an increase to additional paid in capital.

At June 30, 2006 and 2005, included in accounts payable was $28 and $7,587, respectively, owed to a former officer and director of the Company.

8.	Stockholders’ Equity

The Board of Directors have the power and authority to fix by resolution any designation, class, series, voting power, preference, right, qualification, limitation, restriction, dividend, time and place of redemption, and conversion right with respect to any stock of the Company.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

9.	Stock Options

The Company adopted a Stock Option Plan on June 21, 2000 which authorizes an initial 3,600,000 shares for issuance of incentive and non-qualified stock options to non-employees. The maximum aggregate number of shares that may be optioned and sold under the Plan may increase each quarter upon conditions outlined in the Plan. Options expire as determined by the Company but in no event later than ten years after the date the options are granted.

Information relating to stock options is as follows:

Weighted
	Number of	Average
	Shares	Exercise
Under option, June 30, 2001	177,500	$7.50
Granted	30,000.50
Exercised – conversion of debt and accounts payable	(55,000)	1.50
Cancelled	(27,500)	3.00
Under option, June 30, 2002	125,000	2.65
Expired	(100,000)	2.20
Cancelled	(25,000)	3.00
Under option, June 30, 2003	-	-
Granted	-	-
Expired	-	-
Cancelled	-	-
Under option, June 30, 2004	-	-
Granted	-	-
Expired	-	-
Cancelled	-	-
Under option, June 30, 2005	-	-
Granted	-	-
Expired	-	-
Cancelled	-	-
Under option, June 30, 2006	-	-

During the year ended June 30, 2002, based on the decrease in the market price of the Company’s common stock, the Company re-priced its stock options. There was no accounting consequence or compensation for the options repriced. All outstanding options were cancelled or expired during the year ended June 30, 2003.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

10.	Segment Information

The Company’s business is considered as operating in one segment based upon the Company’s organization structure, the way in which the operation is managed and evaluated, the availability of separate financial results and materiality considerations.

11.	Income Taxes

For income tax purposes, pre-opening costs are generally deferred and amortized to expense in future tax returns. Accordingly, the Company has no significant tax loss carryforwards. For financial reporting purposes, realization of the value of book versus tax temporary differences is dependent upon the Company generating sufficient taxable income in future years. Because of the development stage nature of the Company, lack of operating history and potential future stock sales (which may limit the value of loss carryforwards) management has eliminated the deferred tax value of pre-opening costs by a valuation allowance.

The benefit for income taxes differs from the amount computed by applying the U.S. federal income tax rate to loss before income taxes for the years ended June 30 as follows:

	2006	2005

Expected tax liability (benefit) at statutory rate	$(14,819)	$(186,548)
State tax effects	(2,615)	(32,920)
Increase (decrease) in valuation allowance	17,434	219,468

	$-	$-

Tax law provides for limitation on the use of future loss carryovers should significant ownership changes occur.

The following is a summary of deferred taxes:

	2006	2005

Deferred tax assets:
Pre-opening costs	$(1,090,125)	$(1,072,691)
Valuation allowance	1,090,125	1,072,691

	$-	$-

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

12.	License Agreement

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

The consideration for the Extension Agreement was as follows:

1.	Balsam issued to the Company 500,000 restricted shares of its common stock; and

2.	Balsam paid the Company $20,000.

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

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

13.	Convertible Notes:

During the period from January through June 2003, the Company issued $550,000 of 10% convertible notes pursuant to Regulation S of the Securities Act of 1933. The convertible notes were due on or before December 31, 2005 and the holder of the note had the right to convert the note into the Company’s common stock at any time prior to the maturity date. The note was convertible at the lesser of $.02 or 50% of the average trading price of the Company’s common stock for the 10 trading days preceding the date of conversion. The proceeds and conversion of accounts payable, accounts payable-stockholder and due to stockholders of $550,000 were allocated between the note and the beneficial conversion, which were valued using the Black Scholes pricing model. The resulting fair value of the beneficial conversion of the note payable into common stock as defined in Emerging Issues Task Force (EITF) 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments," in the amount of $550,000 was being amortized over the life of the note using the straight-line method, which approximated the interest method. The entire proceeds were allocated to the beneficial conversion right.

On April 23, 2004, an officer/stockholder converted a portion of a convertible note in the amount of $20,000. In accordance with the convertible note agreement, the Company had issued 1,000,000 common shares for the conversion and an additional 8,901 common shares to satisfy the accrued interest payable on the note.

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

Resignation of Independent Registered Public Accounting Firm

On July 14, 2006, we received a notice of resignation dated June 29, 2006 from our independent registered public accounting firm, Virchow, Krause & Company, LLP (“Virchow Krause”). Virchow Krause performed the audit of our financial statements for the years ended June 30, 2005 and June 30, 2004. During this period and through the date of resignation of Virchow Krause, there were no disagreements with Virchow Krause on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to Virchow Krause’s satisfaction would have caused Virchow Krause to make reference to the subject matter of the disagreements in connection with Virchow Krause’s report, nor were there any "reportable events" as such term is defined in Item 304(a)(3) of Regulation S-B, promulgated under the Exchange Act. The audit reports of Virchow Krause for the years ended June 30, 2005 and June 30, 2004 did not contain an adverse opinion, or a disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles, other than the uncertainty that we might not be able to operate as a going concern.

On September 7, 2006, we engaged Peterson Sullivan PLLC of 601 Union Street, Suite 2300, Seattle, WA 98101 (“Peterson Sullivan”) as our new independent registered public accounting firm to audit our financial statements. The decision to engage Peterson Sullivan was approved by our board of directors. During the period from the years ended June 30, 2004 and June 30, 2005 and through the date of their engagement, Peterson Sullivan did not consult with us regarding: (i) the application of accounting principles to a specific completed or contemplated transaction or the type of audit opinion that might be rendered on our financial statements, relating to which any written or oral advice was provided that we concluded was an important factor in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of disagreement or an event identified in response to paragraph (a)(1)(iv) of Item 304 of Regulation S-B, promulgated under the Exchange Act.

ITEM 8A.	CONTROLS AND PROCEDURES.

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

There were no changes in our internal control over financial reporting during the year ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION.

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following information sets forth the name of our sole officer and director, his present positions with our company, and his biographical information.

Name of Director	Age	Position

John P. Thornton	73	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director

JOHN P. THORNTON. Effective April 18, 2006, John P. Thornton was appointed as a member of our board of directors. Mr. Thornton was appointed as our Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer as of June 7, 2006. Mr. Thornton has been a self-employed business man and consultant in the securities industry in the Vancouver, British Columbia area since 1986. During the past five years, Mr. Thornton served as a director of several U.S. and Canadian public companies listed on TSX Venture Exchange, Canadian Venture Exchange, and Over-the-Counter Bulletin Board (“OTCBB”) including:

  Bonaventure Enterprises Inc., TSX Venture Exchange;
  Consolidated Odyssey Exploration Inc., TSX Venture Exchange;
  Caesar’s Explorations Inc., Canadian Venture Exchange;
  Goldnev Resources Inc., TSX Venture Exchange;
  Knightsbridge Resources Inc., OTCBB;
  Fairchild International Corp., OTCBB; and
  Patch International Inc., OTCBB.

Committees of the Board Of Directors

We presently do not have an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees. However, our board of directors will consider establishing various committees during the current fiscal year.

Terms of Office

Our directors are appointed for one-year terms to hold office until the next annual general meeting of the holders of our common stock or until removed from office in accordance with our Bylaws. Our officers are appointed by our board of directors and hold office until removed by our board of directors.

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

Audit Committee Financial Expert

Our board of directors has determined that none of the audit committee members can be classified as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B. Our board of directors does not contain a member that can be classified as an "audit committee financial expert" under the referenced definition. Our board of directors believes that attracting and retaining board members that could be classified as an "audit committee financial expert" is unlikely at this time due to the high cost of such director candidates.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish us with copies of all forms they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us, other than as described below, no other reports were required for those persons. We believe that, during the year ended June 30, 2006, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

ITEM 10.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for all services rendered in all capacities to us for the fiscal period ended June 30, 2006.

SUMMARY COMPENSATION TABLE
			ANNUAL COMPENSATION			LONG TERM COMPENSATION
Name	Title	Year	Salary	Bonus	Other Annual Compensation	Awards		Payouts	All Other Compensation
						Restricted Stock Awarded	Options / SARs* (#)	LTIP payouts ($)
John P. Thornton	President, Secretary, Treasurer, CEO and CFO, and Director	2006 2005 2004	$2,500 $0 $0	$0 $0 $0	$0 $0 $0	0 0 0	0 0 0	$0 $0 $0	$0 $0 $0
Bruce Leitch	Former President, Former Secretary, Former Treasurer, Former CEO, Former CFO, and Former Director(1)(2)	2006 2005 2004	$30,000 $60,000 $60,000	$0 $0 $0	$0 $0 $0	0 0 0	0 0 0	$0 $0 $0	$0 $0 $0

Notes:

(1)

Mr. Leitch acted as a management consultant to our company and had been paid under the arrangement the sum of $8,500 per month until September 30, 2002. Since January 1, 2003 Mr. Leitch had received $5,000 per month for his management consulting services provided to us until his resignation as our officers and director on June 7, 2006.

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

STOCK OPTION GRANTS

The following table sets forth information with respect to stock options granted to each of our directors and officers during our most recent fiscal year ended June 30, 2006:

OPTION / SAR GRANTS IN LAST FISCAL YEAR (INDIVIDUAL GRANTS)
Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees	Exercise Price (per Share)	Expiration Date
John P. Thornton, President, Secretary, Treasurer and Director	Nil	N/A	N/A	N/A
Bruce Leitch, Former President, Former Secretary, Former Treasurer and Former Director	Nil	N/A	N/A	N/A

EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES

The following is a summary of the share purchase options exercised by our officers, directors and employees during the financial year ended June 30, 2006:

AGGREGATED OPTION/SAR EXERCISES DURING THE LAST FINANCIAL YEAR END AND FINANCIAL YEAR-END OPTION/SAR VALUES
Name	Common Shares Acquired on Exercise ($)	Value Realized ($)	Unexercised Options at Financial Year-End (#) exercisable / unexercisable	Value of Unexercised In- The-Money Options/SARs at Financial Year-End ($) exercisable / unexercisable
John P. Thornton, President, Secretary, Treasurer and Director	Nil	N/A	Nil/Nil	Nil
Bruce Leitch, Former President, Former Secretary, Former Treasurer and Former Director	Nil	N/A	Nil/Nil	Nil

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of October 10, 2006 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) named executive officers, and (iv) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (1)
Directors and Officers
Common Stock	John P. Thornton President, Secretary, Treasurer and Director 12500 Brunswick Place Richmond, BC V7E 6J3	3,000,000 Direct	8.5%
Common Stock	All Officers and Directors as a Group (1 person)	3,000,000	8.5%
Holders of More than 5% of our Common Stock
Common Stock	John P. Thornton President, Secretary, Treasurer and Director 12500 Brunswick Place Richmond, BC V7E 6J3	3,000,000 Direct	8.5%

Notes

(1)

Applicable percentage of ownership is based on 35,165,390 shares of common stock issued and outstanding as of October 10, 2006, together with securities exercisable or convertible into shares of common stock within 60 days of October 10, 2006 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of October 10, 2006 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Security Ownership of Management

We are not aware of any arrangement that might result in a change in control in the future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the most recently completed fiscal year. In June, 2000, our board of directors approved the 2000 Stock Option Plan (the “Plan”). Under the Plan, options to purchase up to 3,600,000 shares of our common stock may be granted to our employees, officers, directors, and eligible consultants of our company. The Plan provides that the option price be the fair market value of the stock at the date of grant as determined by the board of directors. Options granted become exercisable and expire as determined by the board of directors. For a more detailed discussion, please refer to Note 9 to our financial statements attached to this Annual Report.

EQUITY COMPENSATION PLAN INFORMATION AS AT JUNE 30, 2006
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

All of our employees and members of our board of directors are eligible to be granted options. Individuals who have rendered or are expected to render advisory or consulting services to us are also eligible to receive options. The maximum number of shares of our common stock with respect to which options or rights may be granted under the Plan to any participant is 3,600,000 shares, subject to certain adjustments to prevent dilution. The maximum aggregate number of shares of our common stock that may be optioned and sold under the Plan increase effective the first day of each of our fiscal quarters, beginning with the fiscal quarter commencing October 1, 2000, by an amount equal to the lesser of: (1) The number of shares which is equal to 15% of the outstanding shares of our common stock on the first day of the applicable fiscal quarter, less the number of shares of common stock which may be optioned and sold under the Plan prior to the first day of the applicable fiscal quarter; and (2) a lesser number of shares of Common Stock determined by our board of directors. The aggregate number of shares underlying options granted to any eligible person during any calendar year may not exceed 3% of our issued and outstanding common shares.

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

We filed a registration statement on Form S-8 under the Securities Act of 1933, as amended, to register the 3,600,000 shares of our common stock reserved for issuance under the Plan on October 11, 2001.

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

Mr. Leitch, our former President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer, and a director, acted as a management consultant to our company and had been paid under the arrangement the sum of $8,500 per month until September 30, 2002. As of January 1, 2003 Mr. Leitch received $5,000 per month for his management consulting services provided to our company until his resignation as our officers and director on June 7, 2006. Consulting fees for services provided by Mr. Leitch from inception through June 7, 2006, totaled $588,000.

Consulting fees paid to Mr. Leitch totaled $30,000 and $60,000 for the years ended June 30, 2006 and 2005, respectively. The balance due Mr. Leitch at June 30, 2006 and 2005 was $0 and $110,347, respectively. During the year ended June 30, 2006, Mr. Leitch settled accounts payable $146,330 in exchange for 187,500 common shares of the Company with a fair value of $28,125.

ITEM 13.	EXHIBITS.

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation and Bylaws.(1)
3.2	Articles of Merger.(6)
3.3	Bylaws as amended.(6)
10.1	Sale of Patent Agreement dated as of June 15, 1998 between Cool Can Technologies, Inc. an Edward Halimi.(1)
10.2	Patent and Technology Transfer Agreement dated April 18, 2001 among Cool Can Technologies, Inc., David St. James, Melanie St. James and Edward Halimi.(2)
10.3	Exclusive License Agreement dated June 5, 2002 between Balsam Ventures, Inc., and Cool Can Technologies Inc.(3)
10.4	Form of Convertible Note.(5)
10.5	Form of Subscription Agreement between Cool Can Technologies, Inc. and the Convertible Noteholders.(5)
10.6	Exclusive License Agreement dated for reference November 30, 2003 between Balsam Ventures, Inc., and Cool Can Technologies Inc.(4)
10.7	Agreement and Plan of Merger Agreement dated effective May 21, 2004 among Cool Can Technologies, Inc. and NorPac Technologies, Inc.(7)
10.8	Extension Agreement dated as of January 14, 2006 between NorPac Technologies, Inc. and Balsam Ventures, Inc.(9)
14.1	Code of Ethics.(8)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form 10SB originally filed on August 26, 1999, as amended.
(2)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB for the year ended June 30, 2001.
(3)	Filed with the SEC on June 20, 2002 as an exhibit to our Current Report on Form 8-K.
(4)	Filed with the SEC on January 9, 2004 as an exhibit to our Current Report on Form 8-K.
(5)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB for the year ended June 30, 2002.
(6)	Filed with the SEC as an exhibit to our Annual report on Form 10-QSB for the fiscal period ended September 30, 2003.
(7)	Filed with the SEC on July 8, 2004 as an exhibit to our Current Report on Form 8-K.
(8)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB for the year ended June 30, 2003.
(9)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed January 19, 2006.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended June 30, 2006 and 2005 for professional services rendered by the principal accountant for the audit of the Corporation’s annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended June 30, 2006	Year Ended June 30, 2005
Audit Related Fees	$10,735	$15,255
Tax Fees	-	-
All Other Fees	-	$189
Total	$10,735	$15,444

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORPAC TECHNOLOGIES, INC.

Date:	October 13, 2006	/s/ John P. Thornton
JOHN P. THORNTON
Chief Executive Officer and Chief Financial Officer
President, Secretary, and Treasurer
(Principal Executive Officer and Principal Accounting Officer)
Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	October 13, 2006	/s/ John P. Thornton
JOHN P. THORNTON
Chief Executive Officer and Chief Financial Officer
President, Secretary, and Treasurer
(Principal Executive Officer and Principal Accounting Officer)
Director