Form 10QSB
period 2006-09-30
NORPAC TECHNOLOGIES, INC.
filed 2006-11-20
CIK 1067286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended September 30, 2006

[   ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER 000-27147

NORPAC TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	95-4705831
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

698 Seymour Street, Suite 311
Vancouver, British Columbia V6B 3K6
(Address of principal executive offices)

(604) 662-3406
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
Yes [X] No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes [   ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the l atest practicable date: As of November 13, 2006, the Issuer had outstanding 35,165,390 shares of
Common Stock.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarterly period ended September 30, 2006 are not necessarily indicative of the results that can be expected for the year ending June 30, 2007.

As used in this Quarterly Report on Form 10-QSB, the terms “we,” “us,” “our,” “NorPac,” and the “Company” mean NorPac Technologies, Inc., unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

(Unaudited)

SEPTEMBER 30, 2006

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

BALANCE SHEET
(unaudited)

September 30,
2006
ASSETS

CURRENT ASSETS:
Cash	$4,710
Available-for-sale securities (Note 4)	3,150

Total Current Assets	7,860

AVAILABLE-FOR-SALE SECURITIES (Note 4)	385,000

INTANGIBLE ASSETS, NET (Note 5)	6,600
$399,460

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$80,082

STOCKHOLDERS’ EQUITY (Note 7):

Common stock, $0.001 par value, 200,000,000 shares authorized,
35,165,390 shares issued and outstanding	35,165
Additional paid-in capital	2,796,815
Deficit accumulated during the development stage	(2,686,302)
Accumulated other comprehensive income	173,700
319,378

$399,460

The accompanying notes are an integral part of these financial statements.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

			Period From
			Inception
	Three Months	Three Months	(April 1, 1998)
	Ended	Ended	Through
	September 30,	September 30,	September 30,
	2006	2005	2006

Revenues	$-	$-	$288,000

Administrative pre-opening and development expenses	(34,129)	(38,128)	(1,608,436)
Interest expense	-	-	(679,541)
Impairment of intangibles	-	-	(20,000)
Stock compensation expense	-	-	(624,000)
Realized loss on available-for-sale securities	-	-	(42,325)

Net loss	(34,129)	(38,128)	(2,686,302)

Unrealized gain (loss) on available-for-sale securities	(166,350)	126,125	173,700

Comprehensive income (loss)	$(200,479)	$87,997	$(2,512,602)

Basic net loss per common share	$(0.00)	$(0.00)

Diluted net loss per common share	$(0.00)	$(0.00)

Weighted average number of outstanding shares	35,165,390	32,565,390

The accompanying notes are an integral part of these financial statements.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(unaudited)

			Period From
			Inception
	Three Months	Three Months	(April 1, 1998)
	Ended	Ended	Through
	September 30,	September 30,	September 30,
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,129)	$(38,128)	$(2,686,302)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	600	600	17,400
Compensation expense, options to nonemployees	-	-	504,000
Receipt of available-for-sale securities	-	-	(268,000)
Fair value of common stock issued over carrying amount of debt	-	-	120,000
Realized loss on sales of available-for-sale securities	-	-	42,325
Amortization of original issue discount	-	-	550,000
Impairment loss on intangibles	-	-	20,000
Changes in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	21,852	7,037	159,863
Increase in accrued interest	-	-	127,380
Increase in accounts payable, stockholders	-	15,000	369,346
Increase in due to stockholders	-	-	20,776
Net cash used in operating activities	(11,677)	(15,491)	(1,023,212)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of available-for-sale securities	-	-	11,225
Purchase of intangibles	-	-	(44,000)
Net cash used in investing activities	-	-	(32,775)

CASH FLOWS FROM FINANCING ACTIVITIES:
Collection of subscription receivable	-	-	10,000
Issuance of common stock	-	-	619,269
Net change in checks issued in excess of cash in bank	-	184	-
Net proceeds from due to stockholders	-	-	348,928
Proceeds from (repayment of) loans payable	(500)	15,000	-
Issuance of convertible notes	-	-	82,500
Net cash provided by (used in) financing activities	(500)	15,184	1,060,697

Increase (decrease) in cash	(12,177)	(307)	4,710
Cash:
Beginning	16,887	307	-

Ending	$4,710	$-	$4,710

SUPPLEMENTAL CASH FLOWS INFORMATION:

Cash paid for interest	$-	$24	$2,182

NONCASH INVESTING AND FINANCING ACTIVITIES:

Stock issued for amount due to stockholders	$-	$-	$233,125
Stock issued for accounts payable	$-	$-	$10,000
Conversion of accounts payable, stockholders and due to stockholders
and issuance of subscription receivable for convertible notes	$-	$-	$467,500
Stock issued for conversion of notes payable	$-	$-	$550,000
Stock issued for accrued interest on notes payable	$-	$-	$127,381

The accompanying notes are an integral part of these financial statements.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(unaudited)

1.	History and Organization of the Company

NorPac Technologies, Inc. (the Company) was originally incorporated on April 1, 1998 in the state of Minnesota. On July 12, 2004 the Company was reorganized and became a Nevada Corporation. The Company was formed to act as a holding company for manufacturing companies and since inception, has devoted its efforts to raising capital and pre-opening activities. The Company owns a patent for a self- chilling beverage container and related component parts.

The Company is considered to be in the development stage and the accompanying financial statements represent those of a development stage enterprise and therefore, are subject to the usual business risks of development stage companies. The Company has had no significant revenue from operations. Research and development costs are expensed as incurred.

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information. The accompanying financial statements do not include all information and footnote disclosures required for a complete presentation prepared under accounting principles generally accepted in the United States. The interim period financial statements should be read together with the audited financial statements and the accompanying notes for the year ended June 30, 2006 included in the Company’s annual report on form 10-KSB. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows as of September 30, 2006 and for all periods presented, have been included. Interim results for the period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

Additional funding will be necessary to continue development and marketing of the self-chilling beverage container. The Company intends to arrange for the sale of additional shares of stock to obtain additional operating capital for at least the next twelve months. There can be no assurance the Company will be able to raise the necessary capital to continue in business.

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

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(unaudited)

3.	Significant Accounting Policies (continued)

	(b)	Foreign currency translation

The functional currency of the Company is the United States dollar. Monetary assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the balance sheet date while non-monetary assets and liabilities are translated at historical rates. Revenue and expense items denominated in a foreign currency are translated at exchange rates prevailing when such items are recognized in the statement of operations. Exchange gains and losses arising on transactions denominated in foreign currency are included in the statement of operations.

	(c)	Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. As of September 30, 2006, cash and cash equivalents consists of cash only.

	(d)	Intangible assets

Intangible assets are recorded at cost. Amortization is calculated using the straight-line method over 10 years.

	(e)	Advertising expenses

The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for the periods ended September 30, 2006 and 2005.

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

The Company's financial instruments consist of cash, available-for-sale securities and accounts payable and accrued liabilities. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments, other than available-for-sale securities, approximates their carrying values because of the short-term nature of these financial instruments. Available-for-sale securities are recorded at their fair market values.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(unaudited)

3.	Significant Accounting Policies (continued)

(h) Stock-based compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS“) 123(R), "Share-Based Payment" ("SFAS 123(R)"), and related interpretations which superseded Accounting Principles Board (“APB”) Opinion 25 “Accounting for Stock Issued to Employees.” SFAS 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method, which requires the Company to recognize compensation expense on a prospective basis. The fair value of stock-based compensation is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized for stock- based awards in footnote disclosures required under SFAS 123, “Accounting for Stock-Based Compensation.” Prior to January 1, 2006, the Company accounted for share-based compensation under the recognition and measurement provisions of APB Opinion 25, as permitted by SFAS 123. Under APB Opinion 25, compensation expense was recorded using the intrinsic method where compensation expense under fixed term option plans was recorded at the date of grant only to the extent that the market value of the underlying stock at the date of grant exceeded the exercise price. As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s net loss for the period ended September 30, 2006 was no different than if it had continued to account for stock-based compensation under SFAS 123. Basic and diluted loss per share for the period ended September 30, 2006 was no different than if it had continued to account for share-based compensation under SFAS 123.

The following table shows the pro forma effect on 2005 net loss and net loss per share, had compensation expense been determined based on the fair value at the award grant date, in accordance with SFAS 123:

		Period From
	Three	Inception (April 1,
	Months Ended	1998) Through
	September 30,	September 30,
	2005	2006

Net loss	$(38,128)	$(2,686,302)

Pro forma net loss	$(38,128)	$(2,734,302)

Stock based compensation
As reported	$-	$504,000
Proforma	$-	$552,000

Basic and diluted loss per common share
As reported	$(0.00)
Pro forma	$(0.00)

There were no options granted or vested during the three months ended September 30, 2006 and 2005.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(unaudited)

3.	Significant Accounting Policies (continued)

	(i)	Loss per common share:

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive securities. As of September 30, 2006 and 2005, there were no potentially dilutive securities outstanding.

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

In February 2006, the FASB issued SFAS155, “Accounting for Certain Hybrid Financial Instruments – an amendment of SFAS 133 and 140.” SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS 155 clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect that this Statement will have a material impact on their financial position, results of operations or cash flows.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(unaudited)

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

Investments held by the Company are classified as available-for-sale securities. Available-for-sale securities are reported at fair value with all unrealized gains or losses included in other comprehensive income (loss). The fair value of the securities was determined by quoted market prices of the underlying security. For purposes of determining gross realized gains or losses, the cost of available- for-sale securities is based on specific identification.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(unaudited)

4.	Available-for-sale Securities (continued)

		Gross	Gross
	Aggregate	unrealized	unrealized
	fair value	gains	losses	Cost

Equity securities - September 30, 2006	$388,150	$173,700	$-	$214,450

In November 2002, the Company received securities valued at $63,000. Pursuant to the license agreement described in Note 11, the Company received additional securities valued at $175,000 in November 2003, and securities valued at $30,000 in January 2006. There were no sales of available-for- sale securities during the three months ended September 30, 2006 and 2005.

The Company’s net unrealized holding gain (loss) was ($166,350) and $126,125 for the periods ended September 30, 2006 and 2005, respectively. The reclassification adjustment was $0 and $0 for the three months ended September 30, 2006 and 2005, respectively and $40,800 for the period from inception through September 30, 2006. On an ongoing basis, the Company evaluates its investment in available-for- sale securities if a decline in fair value is other than temporary. There have been no other-than-temporary declines in fair value through September 30, 2006.

At September 30, 2006, the Company held 5,545,000 common shares of Balsam Ventures, Inc. for an ownership percentage of 21.3%. This investment in Balsam was not accounted for under the equity method in accordance with APB Opinion 18, “The Equity Method of Accounting for Investments in Common Stock,” because the Company is unable to exercise significant influence over the operating and financial policies of the investee.

5.	Intangible Assets

A United States patent for a self-chilling beverage container and related component parts was obtained by a founding stockholder on March 11, 1997. During 1998, the patent and patent holder rights thereunder were sold to the Company for $1. Subsequent costs in June 1999 of $24,000 to file foreign patent applications have been similarly capitalized. Estimated amortization expense is $2,400 for each of the next two years and $1,800 in the third year.

September 30,
2006

Patent	$24,000
Accumulated amortization	(17,400)

Net book value	$6,600

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(unaudited)

5.	Intangible Assets (continued)

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

In the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable and an estimate of future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss will be recognized. Management's estimates of revenues, operating expenses, and operating capital are subject to certain risks and uncertainties which may affect the recoverability of the Company's investments in its assets. Although management has made its best estimate of these factors based on current conditions, it is possible that changes could occur which could adversely affect management's estimate of the net cash flow expected to be generated from its operations. At September 30, 2006, the Company believes that no significant impairment of the remaining intangibles has occurred and that no reduction of the estimated useful lives of such assets is warranted.

6.	Related Party Transactions

Consulting fees paid to an officer and director totaled $3,000 and $0 for the three months ended September 30, 2006 and 2005, respectively. Consulting fees paid to an officer and director from inception through September 30, 2006 totaled $5,500.

Consulting fees paid to a former officer and director totaled $0 and $15,000 for the three months ended September 30, 2006 and 2005, respectively. Consulting fees paid to a former officer and director from inception through September 30, 2006 totaled $588,000. During the period of inception through September 30, 2006, a former officer and director settled accounts payable of $146,330 in exchange for 187,500 common shares of the Company with a fair value of $28,125. The difference between the carrying amount of the accounts payable and the fair value of the common shares issued of $118,205 was recorded as an increase to additional paid in capital.

At September 30, 2006, included in accounts payable was $47, owed to a former officer and director of the Company.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(unaudited)

7.	Stockholders’ Equity

The Board of Directors have the power and authority to fix by resolution any designation, class, series, voting power, preference, right, qualification, limitation, restriction, dividend, time and place of redemption, and conversion right with respect to any stock of the Company.

8.	Stock Options

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

Information relating to stock options is as follows:

	Number of	Weighted
	Shares	Average
Exercise
Under option, June 30, 2001	177,500	$7.50
Granted	30,000.50
Exercised – conversion of debt and accounts payable	(55,000)	1.50
Cancelled	(27,500)	3.00
Under option, June 30, 2002	125,000	2.65
Expired	(100,000)	2.20
Cancelled	(25,000)	3.00
Under option, June 30, 2003	-	-
Granted	-	-
Expired	-	-
Cancelled	-	-
Under option, June 30, 2004	-	-
Granted	-	-
Expired	-	-
Cancelled	-	-
Under option, June 30, 2005	-	-
Granted	-	-
Expired	-	-
Cancelled	-	-
Under option, June 30, 2006	-	-
Granted	-	-
Expired	-	-
Cancelled	-	-
Under option, September 30, 2006	-	-

During the year ended June 30, 2002, based on the decrease in the market price of the Company’s common stock, the Company re-priced its stock options. There was no accounting consequence or compensation for the options repriced. All outstanding options were cancelled or expired during the year ended June 30, 2003.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(unaudited)

9.	Segment Information

The Company’s business is considered as operating in one segment based upon the Company’s organization structure, the way in which the operation is managed and evaluated, the availability of separate financial results and materiality considerations.

10.	Income Taxes

For income tax purposes, pre-opening costs are generally deferred and amortized to expense in future tax returns. Accordingly, the Company has no significant tax loss carryforwards. For financial reporting purposes, realization of the value of book versus tax temporary differences is dependent upon the Company generating sufficient taxable income in future years. Because of the development stage nature of the Company, lack of operating history and potential future stock sales (which may limit the value of loss carryforwards) management has eliminated the deferred tax value of pre-opening costs with a valuation allowance.

The benefit for income taxes differs from the amount computed by applying the U.S. federal income tax rate to loss before income taxes for the 3 months ended September 30 as follows:

	2006	2005

Expected tax liability (benefit) at statutory rate	$(11,604)	$(12,964)
State tax effects	(2,048)	(2,288)
Increase in valuation allowance	13,652	15,252

	$-	$-

Tax law provides for limitation on the use of future loss carryovers should significant ownership changes occur.

The following is a summary of deferred taxes:

	2006	2005

Deferred tax assets:
Net operating loss	$(1,103,777)	$(1,087,943)
Valuation allowance	1,103,777	1,087,943

	$-	$-

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(unaudited)

11.	License Agreement

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

On January 14, 2006, the Company entered into an agreement (the “Extension Agreement”) with Balsam, to amend the terms of the Agreement dated November 30, 2003. Under the Extension Agreement, the Company agreed to extend the date on which Balsam is required to commence paying the minimum royalty payments to January 15, 2007.

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

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(unaudited)

12.	Subsequent Events

On November 7, 2006, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) for a merger with Nextdigital Corp. (“Nextdigital”), a Nevada company engaged in the provision of smart card solutions to the international marketplace. Under the terms of the Merger Agreement, the Company will merge with Nextdigital and change its name to Nextdigital Corporation. The Merger Agreement also provides that the Company will issue one share of the Company’s common stock in exchange for each outstanding share of common stock of Nextdigital. Nextdigital currently has 21,421,600 shares of common stock outstanding. Closing of the Merger is subject to certain conditions, including delivery of required financial statements by Nextdigital and completion of due diligence by the Company and Nextdigital.

On November 7, 2006, the Company entered into a loan agreement to lend $100,000 to Nextdigital. The loan bears interest at 8% per annum, calculated and compounded annually, is unsecured and is due on or before November 7, 2008.

On November 2, 2006, the Company approved a private placement offering of 2,000,000 shares of common stock at a price of $0.25 per share for total proceeds of up to $500,000.

ITEM 2.               MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Management’s Discussion and Analysis or Plan of Operation and other sections of this quarterly report constitute “forward-looking statements.” These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form-10KSB, our Quarterly Reports on Form 10-QSB and our Current Reports on Form 8-K.

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

On November 7, 2006 we entered into an agreement and plan of merger with Nextdigital Corp., a Nevada Corporation (“Nextdigital”), pursuant to which Nextdigital will merge with our wholly owned subsidiary created for the purpose of completing the merger and we will merge with the surviving entity (the “Merger”). Upon completion of the proposed Merger we intend to pursue the business of Nextdigital. Nextdigital is a private company operating in the field of smart card systems integration acting as a total systems solutions provider to the international marketplace by integrating leading-edge smart card hardware and software applications into full-function value-add client solutions. Closing of the merger is subject to a number of conditions including the delivery of financial statements by Nextdigital, approval of the Merger by the stockholders of Nextdigital and the satisfactory completion of due diligence by the parties. There is no assurance that the proposed Merger with Nextdigital will close.

Our ability to pursue our plan of operation, as discussed below, is contingent upon us achieving substantial financing, of which there is no assurance. If we are not able to obtain additional financing on acceptable terms, our business may fail.

Recent Corporate Developments

Since the completion of our fiscal year ended June 30, 2006, we have experienced the following corporate developments:

1.

On November 7, 2006, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Nextdigital Corp. (“Nextdigital”), a Nevada corporation, and our wholly- owned subsidiary, Nextdigital Acquisition Corp. (“Subco”). Under the terms of the Merger Agreement, Subco will merge with Nextdigital and immediately thereafter we will merge with

Subco and change our name to “Nextdigital Corporation.” The Merger Agreement is subject to certain closing conditions described below under the heading “Merger Agreement” There is no assurance that the Merger will be completed.

2.

Also on November 7, 2006, we entered into a loan agreement with Nextdigital pursuant to which we loaned $100,000 to Nextdigital. The loan to Nextdigital is for a term of two years, maturing on November 7, 2008, and accrues interest at the rate of 8% per annum. The loan is unsecured and evidenced by a promissory note.

3.

On November 2, 2006, our board of directors approved a private placement offering of up to 2,000,000 shares of our common stock at a price of $0.25 per share for gross proceeds of up to $500,000. The offering will be made on a best efforts private placement basis in reliance of exemptions from applicable securities laws. There is no assurance that this offering or any part of it will be completed.

4.

On September 7, 2006, we engaged Peterson Sullivan PLLC of 601 Union Street, Suite 2300, Seattle, WA, 98101 (“Peterson Sullivan”) as our new independent registered public accounting firm to audit our financial statements. The decision to engage Peterson Sullivan was approved by our board of directors.

Merger Agreement

Pursuant to the terms of the Merger Agreement with Nextdigital, we agreed to issue one share of our common stock in exchange for each outstanding share of common stock of Nextdigital. Nextdigital presently has 21,421,600 shares of common stock outstanding. As at the date of this Quarterly Report there are 35,165,390 shares of our common stock issued and outstanding. Following the completion of the Merger, stockholders of Nextdigital will hold 21,421,600 or 37.8% of our issued and outstanding shares of common stock.

Closing of the Merger is subject to a number of conditions, including:

(a)	Delivery of the financial statements by Nextdigital required under applicable securities laws;

(b)	Nextdigital obtaining the approval of the Merger by the stockholders of Nextdigital pursuant to a stockholder meeting or written consent of the stockholders of Nextdigital in lieu of a meeting;

(c)

That no more than two (2%) percent of the holders of the issued and outstanding shares of Nextdigital will have exercised appraisal rights under Nevada Law as dissenting stockholders in respect of the Merger; and

(d)

Norpac will have received evidence satisfactory to Norpac that all shares of Norpac common stock issuable pursuant to the Merger will be issuable without registration pursuant to the Securities Act of 1933 in reliance on applicable exemptions from registration.

The Merger Agreement terminates at any time prior to closing: (i) pursuant to the mutual agreement of the parties; (ii) upon a material breach by either party of any material warranty, representation or covenant in the Merger Agreement; or (iii) after December 31, 2006 if the Merger Agreement is not closed by that date. The Merger Agreement may be amended at any time with the consent of the parties thereto and is governed under the laws of the State of Nevada. There is no assurance that the Merger will be completed on the above terms or at all.

About Nextdigital Corp.

Nextdigital Corp. is a privately held Nevada corporation founded in June 2005 to pursue business opportunities in the smart card systems integration field acting as a total systems solutions provider to the international marketplace by integrating leading-edge smart card hardware and software applications into full-function value-add client solutions. Nextdigital’s business model consists of bundling of smart card industry specific components into end-user products that match diverse client requirements. Nextdigital has developed a unique Membership Card platform utilizing smart card technology which it intends to initially rollout in Panama during the first quarter of 2007. Components are expected to be outsourced from third party suppliers or developed by Nextdigital depending on what is optimal. Most of the software development and client implementation/servicing will be completed by Nextdigital.

Cool Can Technology

Our initial business plan is to produce a product referred to by us as the “Cool Can” product and consists of a module for insertion in an aluminum beverage container that incorporates a cartridge of liquid carbon dioxide (“CO2”) that is held in place by a cartridge holder. The module consists of proprietary technology for which we have been granted patent protection. The module would be inserted in an aluminum beverage container during an automated canning process. Containers incorporating the Cool Can product would be identified and sold as self-chilling beverage containers. To start the chilling process, a consumer would pull the tab off the container as with a regular non-chilling beverage container. When the tab on the lid of the beverage container is pulled by the consumer, a valve mechanism within the container releases the compressed liquid CO2. The escaping CO2 forms into small particles of frozen snow at extremely cold temperatures and rapidly imparts a chilling action to the beverage, which simultaneously carbonates the beverage. The targeted result is that the consumer may purchase a beverage at room temperature and enjoy it cold without having to purchase it from a cooler or purchase ice to cool the beverage.

License Agreement with Balsam Ventures, Inc.

In November, 2003, we entered into a license agreement (the “License Agreement”) with Balsam Ventures, Inc. (“Balsam”), pursuant to which we granted Balsam an exclusive license (the “License”) for a term of 40 years to manufacture, use, and sell our proprietary technology within the countries comprising the European Union and China (the “Exclusive Region”). We also granted Balsam a right of first refusal (the “Right of First Refusal”) to purchase our proprietary technology and to license that technology for countries that are not a party to the North American Free Trade Agreement and are outside of the Exclusive Region. The License Agreement supersedes the original licensing agreement that we had with Balsam dated June 5, 2002.

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

We received the payment of $20,000 and the 500,000 shares of Balsam’s common stock during our previous fiscal year ended June 30, 2006.

PLAN OF OPERATION

We are presently a development stage company in the business of developing and marketing a patented unique proprietary technology for a self-chilling beverage container. We are in the process of taking our planned product from the conceptual stage of development to the production of a prototype of a self-chilling beverage container that we can use for testing purposes. We have not completed the development of a commercially viable self-chilling beverage container to date, nor have we achieved any revenues to date.

Our plan of operation is to complete the proposed merger with Nextdigital and pursue the business of Nextdigital. Until we complete the Merger with Nextdigital for the next twelve months, subject to our receiving the necessary additional financing, we intend to continue pursuing our initial business plan which includes the following components:

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

We have cash of $4,710 and a working capital deficit of $72,222 as of September 30, 2006. Accordingly, we will require additional financing in order to proceed with our plan of operation, see “Liquidity and Financial Condition” below. Our board of directors has approved a private placement financing of up to 2,000,000 shares of our common stock at a price of $0.25 for gross proceeds of up to $500,000. There is no assurance that we will complete the financing. If we obtain financing that is less than that required to pursue our stated plan of operation, then we will scale back our plan of operation to concentrate solely on the product development phase of our plan of operation. In this event, we will pursue product development to the extent of our financial resources.

RESULTS OF OPERATIONS

Summary of First Quarter Results

	Three Months Ended September 30,
			Percentage
	2006	2005	Increase / (Decrease)
Revenue	$-	$-	N/A
Expenses	(34,129)	(38,128)	10.5%
Net Loss	$(34,129)	$(38,128)	10.5%

Revenues

Our revenues to date have consisted of licensing fees received by us from the licensing of our Cool Can product. We have not earned any revenues from sales of our products to date and have incurred total losses in the amount of $2,686,302 since our inception. We are presently in the development stage of our business and we can provide no assurance that we will be able to complete commercial development or successfully sell or license products incorporating our Cool Can Technology once the development is complete.

Operating Expenses

Our operating expenses for the interim periods ended September 30, 2006 and 2005 consisted of the following:

		First Quarter Ended September 30
			Percentage
	2006	2005	Increase / (Decrease)
Administrative Pre-Opening and	$(34,129)	$(38,128)	10.5%
Development Expenses
Interest Expense	--	--	N/A
Realized Loss on Available-For-	--	--	N/A
Sale Securities
Total Operating Expenses	$(34,129)	$(38,128)	10.5%

The decreases in our total expenses for the first quarter ended September 30, 2006 when compared to our total expenses for the first quarter ended September 30, 2005, were primarily attributable to a decrease in professional fees relating to the preparation of our periodic reports under the Exchange Act and reduced management fees.

We anticipate that our operating expenses will increase significantly if we are able to complete the proposed Merger with Nextdigital and pursue the business of Nextdigital.

Net Loss

In November 2002, we received restricted securities valued at $63,000. Pursuant to the license agreement with Balsam, we received additional securities valued at $175,000 in November 2003, and securities valued at $30,000 in January 2006. Proceeds of $0 and $11,225 were received and a loss on sale for available-for-sale securities of $0 and $42,325 was included in net loss for the years ended June 30, 2006 and 2005, respectively. Our net unrealized holding gain (loss) was ($166,350) and $126,125 for the periods ended September 30, 2006 and 2005, respectively. At September 30, 2006, we held 5,545,000 common shares of Balsam Ventures, Inc. for an ownership percentage of 21.3% . The decrease in our net loss for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 is primarily due to a decrease in our administrative expenses.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
			Percentage
	At September 30, 2006	At June 30, 2006	Increase / (Decrease)
Current Assets	$7,860	$21,387	63.2%
Current Liabilities	(80,082)	(58,730)	36.3%
Working Capital (Deficit)	$(72,222)	$(37,343)	93.4%

Cash Flows
	Three Months Ended September 30
	2006	2005
Cash Flows (Used In) Operating Activities	$(11,677)	$(15,491)
Cash Flows From (Used In) Investing Activities	-	-
Cash Flows From Financing Activities	(500)	15,184
Net Increase (Decrease) In Cash During Period	$(12,177)	$(307)

The increase in our working capital deficit for the three months ended September 30, 2006 is primarily attributable to a 36.3% increase in our current liabilities which increased during the three months ended September 30, 2006 due to accounts payable incurred in connection with our operating and business development activities. On November 7, 2006, we entered into a loan agreement with Nextdigital pursuant to which we loaned $100,000 to Nextdigital. The loan to Nextdigital is for a term of two years, maturing on November 7, 2008, and accrues interest at the rate of 8% per annum. The loan is unsecured and evidenced by a promissory note.

Our current monthly cash requirements are approximately $20,000 per month. Our current cash reserves are not sufficient to enable us to operate even on a short term basis. Further, we require approximately $690,000 in order to carry out our plan of operation over the next twelve months. We also expect our operating costs to increase if we complete the Merger with Nextdigital. Our board of directors has approved a private placement financing of up to 2,000,000 shares of our common stock at a price of $0.25 for gross proceeds of up to $500,000. There is no assurance that we will complete the financing.

We anticipate that we will continue to incur losses for the foreseeable future as we expect to incur substantial product development, marketing and operating expenses in implementing our plan of operation. Our future financial results are uncertain due to a number of factors, many of which are outside of our control. These factors include, but are not limited to:

(a)	Our ability to complete the Merger with Nextdigital and successfully pursue the business of Nextdigital;

(b)	our ability to develop a commercially marketable Cool Can product;

(c)	the success of our planned license agreements for the Cool Can Technology that we develop;

(d)	our ability to raise additional capital necessary to implement our business strategy and plan of operation;

(e)	our ability to compete with other chilled beverage container technology; and

(f)	the success of any marketing and promotional campaign which we conduct for our Cool Can product once development is complete.

Financing Requirements

We require additional financing if we are to continue as a going concern and to finance our business operations and the completion of the proposed merger with Nextdigital. We anticipate that any additional financing would be through the sales of our common stock or other equity-based securities. We are presently in the process of negotiating private placements of securities to raise working capital to finance our operations. However, we do not have any arrangements in place for the sale of any of our securities and there is no assurance that we will be able to raise the additional capital that we require to continue operations. In the event that we are unable to raise additional financing on acceptable terms, we intend to reduce our product development efforts and may implement additional actions to reduce expenditures.

The financial statements accompanying this Quarterly Report contemplate our continuation as a going concern. However, we have sustained substantial losses and are still in the development stage. Additional funding will be necessary to continue development and marketing of our product. We intend to arrange for the sale of additional shares of our common stock to obtain additional operating capital for the next twelve months. However, there can be no assurance that we will be able to raise the necessary capital to continue our business.

OFF-BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING POLICIES

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations.

Use of Estimates

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

Fair Value of Financial Instruments

Our financial instruments consist of cash, available-for-sale securities and accounts payable and accrued liabilities. It is management's opinion that we are not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments, other than available-for-sale securities, approximates their carrying values because of the short-term nature of these financial instruments. Available-for-sale securities are recorded at their fair market values.

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

We have had cumulative net losses of $2,686,302 from inception to September 30, 2006. These conditions raise substantial doubt about our ability to continue as a going concern. Furthermore, since we do not expect to generate any significant revenues for the foreseeable future, our ability to continue as a going concern depends, in large part, on our ability to raise additional capital through equity or debt financing transactions. If we are unable to raise additional capital, we may be forced to discontinue our business. We are currently in the process of identifying sources of additional financing, negotiating changes to our debt structure and evaluating our strategic options. However, there are no assurances that these plans can be accomplished on satisfactory terms, or at all, or that they will provide sufficient cash to fund our operations, pay the principal of, and interest on, our indebtedness, fund our other liquidity needs or permit us to refinance our indebtedness. Further, our inability to obtain additional financing may result in our securityholders losing all or a material portion of their investment in our securities.

We require additional financing to continue our plan of operation.

Our plan of operation calls for significant expenses in connection with the development of our Cool Can product. Our current operating funds are insufficient to complete our plan of operation which will require an estimated $690,000 to be spent over the next 12 months developing and marketing a prototype of our Cool Can product in order to accomplish our goals. As of September 30, 2006, we had cash in the amount of $4,710 and a working capital deficit of $72,222. Therefore, we will need to obtain additional financing in order to complete our prototype development. We will also require additional financing if the costs of our Cool Can product development are greater than anticipated. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

1.	We complete the Merger with Nextdigital and operate the business of Nextdigital;

2.	we incur unexpected costs in completing the development of our prototype or encounter any unexpected technical or other difficulties;

3.	we incur delays and additional expenses as a result of technology failure;

4.	we are unable to create a substantial market for our products; or

5.	we incur any significant unanticipated expenses.

The occurrence of any of the aforementioned events could adversely affect our ability to meet our plan of operation. If we are unable to obtain additional financing in the amounts and on terms deemed acceptable to us, our business and future success may be adversely affected.

We may experience delays in the construction of our prototype.

If we are able to obtain sufficient financing, of which there are no assurances, we expect to begin construction of a prototype of the Cool Can product within the next twelve months. Development and testing of the prototype is expected to take approximately six months to complete. However, development projects of this type often experience delays and technical difficulties. Our ability to complete the development on schedule is dependent on many circumstances, some of which may be outside of our control. These factors may include, but are not limited to, factors such as the availability of outside contractors, materials and equipment. In addition, although we believe that the principles underlying the design of our Cool Can Technology are sound, problems can arise when attempting to manufacture an actual product from the prototype. Even if we are able to complete development of the prototype as scheduled, there are no assurances that the prototype will perform as expected.

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

The success of our business may depend on our ability to protect our proprietary process and technology from competitors. A number of international patent applications have been filed with respect to the Cool Can Technology. However, there is no assurance that a final patent will be granted for any of the patent pending technologies underlying our proposed products. If we are not able to obtain a patent for our technology, we will only be able to protect our products and technological processes by maintaining the secrecy of those products and processes.

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

We have a limited operating history.

We have a relatively short operating history and we are involved in a rapidly evolving and unpredictable industry. As of September, 2006, we had a working capital deficit of $72,222. We will need to generate significant revenues to achieve profitability, which may not occur. We expect operating expenses to increase as a result of the further implementation of our business plan. Even if we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. It is possible that we will never achieve profitability.

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

Our executive officer is employed on a full time basis by other companies. Because we are in the early stages of our business, Mr. John P. Thornton will not be spending a significant amount of time on our business. Mr. Thornton expects to expend approximately 5 hours per week on our business. If the demands of our business require the full business time of Mr. Thornton, he is prepared to adjust his timetable to devote more time to our business. However, Mr. Thornton may not be able to devote sufficient time to the management of our business, as and when needed. It is possible that the demands of Mr. Thornton’s other interests will increase with the result that he would no longer be able to devote sufficient time to the management of our business. Competing demands on his time may lead to a divergence between his interests and the interests of other shareholders.

We may conduct further offerings in the future in which case your shareholdings will be diluted.

Since our inception, we have relied on equity sales of our common stock to fund our operations. We may conduct further equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock, your percentage interest in us will be lower. This condition is often referred to as “dilution.” The result of this could reduce the value of your stock.

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

Because our securities constitute “penny stocks” within the meaning of the rules, the rules apply to us and to our securities. The rules may further affect the ability of owners of shares to sell our securities in any market that might develop for them. As long as the trading price of our common stock is less than $5.00 per share, the common stock will be subject to Rule 15g-9 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that:

1.	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

2.

contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities laws;

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

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.               LEGAL PROCEEDINGS.

None.

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.               OTHER INFORMATION.

None.

ITEM 6.               EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation and Bylaws.(1)

3.2	Articles of Merger.(6)

3.3	Bylaws as amended.(6)

10.1	Sale of Patent Agreement dated as of June 15, 1998 between Cool Can Technologies, Inc. and Edward Halimi.(1)

10.2	Patent and Technology Transfer Agreement dated April 18, 2001 among Cool Can Technologies, Inc., David St. James, Melanie St. James and Edward Halimi.(2)

10.3	Exclusive License Agreement dated June 5, 2002 between Balsam Ventures, Inc., and Cool Can Technologies Inc.(3)

10.4	Form of Convertible Note.(5)

10.5	Form of Subscription Agreement between Cool Can Technologies, Inc. and the Convertible Noteholders.(5)

10.6	Exclusive License Agreement dated for reference November 30, 2003 between Balsam Ventures, Inc., and Cool Can Technologies Inc.(4)

10.7	Agreement and Plan of Merger Agreement dated effective May 21, 2004 among Cool Can Technologies, Inc. and NorPac Technologies, Inc.(7)

10.8	Extension Agreement dated as of January 14, 2006 between NorPac Technologies, Inc. and Balsam Ventures, Inc.(8)

10.9	Agreement and Plan of Merger dated November 7, 2006 among Norpac Technologies, Inc., Nextdigital Corp. and Nextdigital Acquisition Corp.(9)

10.10	Loan Agreement dated November 7, 2006 between Norpac Technologies, Inc. and Nextdigital Corp.(9)

10.11	Promissory Note executed by Nextdigital Corp in favor of Norpac Technologies, Inc.(9)

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Notes:
(1)	Filed with the SEC as an exhibit to our registration statement on Form 10SB originally filed on August 26, 1999, as amended.
(2)	Filed with the SEC as an exhibit to our annual report on Form 10-KSB for the year ended June 30, 2001.
(3)	Filed with the SEC on June 20, 2002 as an exhibit to our current report on Form 8-K.
(4)	Filed with the SEC on January 9, 2004 as an exhibit to our current report on Form 8-K.
(5)	Filed with the SEC as an exhibit to our annual report on Form 10-KSB for the year ended June 30, 2002.
(6)	Filed with the SEC as an exhibit to our quarterly report on Form 10-QSB for the fiscal period ended September 30, 2003.
(7)	Filed with the SEC on July 8, 2004 as an exhibit to our current report on Form 8-K.
(8)	Filed with the SEC as an exhibit to our current report on Form 8-K filed January 19, 2006.
(9)	Filed with the SEC as an exhibit to our current report on Form 8-K filed November 13, 2006.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORPAC TECHNOLOGIES, INC.

Date:	November 20, 2006	By:	/s/ John P. Thornton
JOHN P. THORNTON
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)