Form 10QSB
period 2006-12-31
NORPAC TECHNOLOGIES, INC.
filed 2007-02-20
CIK 1067286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended December 31, 2006

[   ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER 000-27147

NORPAC TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	95-4705831
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 410-103 East Holly St.
Bellingham, WA 98225
(Address of principal executive offices)

(360) 201-9591
(Issuer's telephone number)

698 Seymour Street, Suite 311
Vancouver, British Columbia V6B 3K6
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 16, 2007, the Issuer had outstanding 37,597,890 shares of
Common Stock.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

PART I -                FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarterly period ended December 31, 2006 are not necessarily indicative of the results that can be expected for the year ending June 30, 2007.

As used in this Quarterly Report on Form 10-QSB, the terms “we,” “us,” “our,” “NorPac,” and the “Company” mean NorPac Technologies, Inc., unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

(Unaudited)

DECEMBER 31, 2006

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

BALANCE SHEET
(unaudited)

December 31,
2006
ASSETS

CURRENT ASSETS:
Cash	$107,991
Available-for-sale securities (Note 4)	3,150

Total Current Assets	111,141

AVAILABLE-FOR-SALE SECURITIES (Note 4)	385,000

LOANS RECEIVABLE (Note 5)	453,485

INTANGIBLE ASSETS, NET (Note 6)	6,000
$955,626

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$74,169

STOCKHOLDERS’ EQUITY (Note 8):

Authorized:
100,000,000 shares of common stock, $0.001 par value
100,000,000 shares of preferred stock, $0.001 par value
Issued and outstanding:
37,165,390 shares of common stock	37,165
Additional paid-in capital	3,397,557
Common stock issuable; 257,500 shares	258
Deficit accumulated during the development stage	(2,727,223)
Accumulated other comprehensive income	173,700
881,457

$955,626

The accompanying notes are an integral part of these financial statements.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

					Period From
					Inception
					(April 1, 1998)
	Three Months Ended		Six Months Ended		Through
	December 31,		December 31,		December 31,
	2006	2005	2006	2005	2006

Revenues	$-	$-	$-	$-	$288,000

Administrative pre-opening and
development expenses	(44,406)	(45,585)	(78,535)	(83,713)	(1,652,842)
Interest expense	-	-	-	-	(679,541)
Impairment of intangibles	-	-	-	-	(20,000)
Stock compensation expense	-	-	-	-	(624,000)
Realized loss on available-for-sale securities	-	-	-	-	(42,325)

Loss before interest income	(44,406)	(45,585)	(78,535)	(83,713)	(2,730,708)

Interest income	3,485	-	3,485	-	3,485

Net loss	(40,921)	(45,585)	(75,050)	(83,713)	(2,727,223)

Unrealized gain (loss) on available-for-sale
securities	-	(75,675)	(166,350)	50,450	173,700

Comprehensive loss	$(40,921)	$(121,260)	$(241,400)	$(33,263)	$(2,553,523)

Basic and diluted net loss per common share	$-	$-	$-	$-

Weighted average number of outstanding
shares	35,861,042	32,565,390	35,513,216	32,565,390

The accompanying notes are an integral part of these financial statements.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(unaudited)

			Period From
			Inception
	Six Months	Six Months	(April 1, 1998)
	Ended	Ended	Through
	December 31,	December 31,	December 31,
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(75,050)	$(83,713)	$(2,727,223)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	1,200	1,200	18,000
Compensation expense, options to nonemployees	-	-	504,000
Receipt of available-for-sale securities	-	-	(268,000)
Fair value of common stock issued over carrying amount of debt	-	-	120,000
Realized loss on sales of available-for-sale securities	-	-	42,325
Amortization of original issue discount	-	-	550,000
Impairment loss on intangibles	-	-	20,000
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(3,485)	-	(3,485)
Increase in accounts payable and accrued liabilities	15,939	26,184	153,950
Increase in accrued interest payable	-	-	127,380
Increase in accounts payable, stockholders	-	30,000	369,346
Increase in due to stockholders	-	-	20,776
Net cash used in operating activities	(61,396)	(26,329)	(1,072,931)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of available-for-sale securities	-	-	11,225
Advances under loan receivable agreements	(450,000)	-	(450,000)
Purchase of intangibles	-	-	(44,000)
Net cash used in investing activities	(450,000)	-	(482,775)

CASH FLOWS FROM FINANCING ACTIVITIES:
Collection of subscription receivable	-	-	10,000
Common stock issuable	103,000	-	103,000
Issuance of common stock	500,000	-	1,119,269
Net proceeds from due to stockholders	-	-	348,928
Proceeds from (repayment of) loans payable	(500)	28,300	-
Issuance of convertible notes	-	-	82,500
Net cash provided by financing activities	602,500	28,300	1,663,697

Increase in cash	91,104	1,971	107,991

Cash, beginning of period	16,887	307	-

Cash, end of period	$107,991	$2,278	$107,991

SUPPLEMENTAL CASH FLOWS INFORMATION:

Cash paid for interest	$-	$24	$2,182

NONCASH INVESTING AND FINANCING ACTIVITIES:

Stock issued for amount due to stockholders	$-	$-	$233,125
Stock issued for accounts payable	$-	$-	$10,000
Conversion of accounts payable, stockholders and due to stockholders
and issuance of subscription receivable for convertible notes	$-	$-	$467,500
Stock issued for conversion of notes payable	$-	$-	$550,000
Stock issued for accrued interest on notes payable	$-	$-	$127,381

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

On November 7, 2006, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) for a merger with Nextdigital Corp. (“Nextdigital”), a Nevada company engaged in the provision of smart card solutions to the international marketplace. Under the terms of the Merger Agreement, the Company would have merged with Nextdigital and changed its name to Nextdigital Corporation. The Merger Agreement also provided that the Company would have issued one share of the Company’s common stock in exchange for each outstanding share of common stock of Nextdigital. Nextdigital currently has 21,421,600 shares of common stock outstanding. The parties verbally agreed to extend the agreement, however, on February 15, 2007 the Company received notice from Nextdigital that it was electing not to proceed with the Merger Agreement because it believed its shareholders would not approve it. The Company is presently negotiating with Nextdigital the repayment of all amounts loaned to Nextdigital, and intends to continue to pursue its development of the Cool Can Technology (see Note 5).

The Company is considered to be in the development stage and the accompanying financial statements represent those of a development stage enterprise and therefore, are subject to the usual business risks of development stage companies. The Company has had no significant revenue from operations. Research and development costs are expensed as incurred.

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information. The accompanying financial statements do not include all information and footnote disclosures required for a complete presentation prepared under accounting principles generally accepted in the United States. The interim period financial statements should be read together with the audited financial statements and the accompanying notes for the year ended June 30, 2006 included in the Company’s annual report on form 10-KSB. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows as of December 31, 2006 and for all periods presented, have been included. Interim results for the period ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(unaudited)

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

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. As of December 31, 2006, cash and cash equivalents consists of cash only.

	(d)	Intangible assets

Intangible assets are recorded at cost. Amortization is calculated using the straight-line method over 10 years.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(unaudited)

3.	Significant Accounting Policies (continued)

	(e)	Advertising expenses

The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for the periods ended December 31, 2006 and 2005.

	(f)	Income taxes

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

The Company's financial instruments consist of cash, available-for-sale securities, loans receivable and accounts payable and accrued liabilities. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments, other than available-for-sale securities, approximates their carrying values because of the short-term nature of these financial instruments. Available-for-sale securities are recorded at their fair market values.

	(h)	Stock-based compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS“) 123(R), "Share-Based Payment," and related interpretations which superseded Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method, which requires the Company to recognize compensation expense on a prospective basis. The fair value of stock-based compensation is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized for stock-based awards in footnote disclosures required under SFAS 123, “Accounting for Stock-Based Compensation.” Prior to January 1, 2006, the Company accounted for share-based compensation under the recognition and measurement provisions of APB Opinion 25, as permitted by SFAS 123. Under APB Opinion 25, compensation expense was recorded using the intrinsic method where compensation expense under fixed term option plans was recorded at the date of grant only to the extent that the market value of the underlying stock at the date of grant exceeded the exercise price. As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s net loss for the period ended December 31, 2006 was no different than if it had continued to account for stock-based compensation under SFAS 123. Basic and diluted loss per share for the period ended December 31, 2006 was no different than if it had continued to account for share-based compensation under SFAS 123.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(unaudited)

3.	Significant Accounting Policies (continued)

	(h)	Stock-based compensation (continued)

The following table shows the pro forma effect on 2005 net loss and net loss per share, had compensation expense been determined based on the fair value at the award grant date, in accordance with SFAS 123:

			Period From
	Three	Six	Inception (April 1,
	Months Ended	Months Ended	1998) Through
	December 31,	December 31,	December 31,
	2005	2005	2006

Net loss	$(45,585)	$(83,713)	$(2,727,223)

Pro forma net loss	$(45,585)	$(83,713)	$(2,775,223)

Stock based compensation
As reported	$-	$-	$504,000
Proforma	$-	$-	$552,000

Basic and diluted loss per common share
As reported	$(0.00)	$(0.00)
Pro forma	$(0.00)	$(0.00)

There were no options granted or vested during the three and six months ended December 31, 2006 and 2005.

(i) Loss per common share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive securities. As of December 31, 2006 and 2005, there were no potentially dilutive securities outstanding.

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

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of SFAS 133 and 140.” SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS 155 clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect that this Statement will have a material impact on their financial position, results of operations or cash flows.

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

		Gross	Gross
	Aggregate	unrealized	unrealized
	fair value	gains	losses	Cost

Equity securities – December 31, 2006	$388,150	$173,700	$-	$214,450

In November 2002, the Company received securities valued at $63,000. Pursuant to the license agreement described in Note 12, the Company received additional securities valued at $175,000 in November 2003, and securities valued at $30,000 in January 2006. There were no sales of available-for-sale securities during the six months ended December 31, 2006 and 2005.

The Company’s net unrealized holding gain (loss) was $0 and ($75,675) for the three months ended December 31, 2006 and 2005, respectively and ($166,350) and $50,450 for the six months ended December 31, 2006 and 2005, respectively. The reclassification adjustment was $0 and $0 for the three months ended December 31, 2006 and 2005, respectively and $0 and $0 for the six months ended December 31, 2006 and 2005, respectively and $40,800 for the period from inception through December 31, 2006. On an ongoing basis, the Company evaluates its investment in available-for-sale securities if a decline in fair value is other than temporary. There have been no other-than-temporary declines in fair value through December 31, 2006.

At December 31, 2006, the Company held 5,545,000 common shares of Balsam Ventures, Inc. for an ownership percentage of 21.3% . This investment in Balsam was not accounted for under the equity method in accordance with APB Opinion 18, “The Equity Method of Accounting for Investments in Common Stock,” because the Company is unable to exercise significant influence over the operating and financial policies of the investee.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(unaudited)

5.	Loans Receivable During the six months ended December 31, 2006, several loans were granted to Nextdigital, totaling $450,000. The loans bear interest at 8% per annum and are due as follows:

Grant Date	Principal	Due Date

November 7, 2006	$100,000	November 7, 2008
November 20, 2006	75,000	November 20, 2008
December 4, 2006	275,000	December 4, 2008

	$450,000

Interest income for the six and three months ended December 31, 2006 totaled $3,485 and $3,485, respectively.

As discussed in Note 1, the Merger Agreement with Nextdigital was terminated. The Company is presently negotiating with Nextdigital the repayment of all amounts loaned to Nextdigital

6.

Intangible Assets

A United States patent for a self-chilling beverage container and related component parts was obtained by a founding stockholder on March 11, 1997. During 1998, the patent and patent holder rights thereunder were sold to the Company for $1. Subsequent costs in June 1999 of $24,000 to file foreign patent applications have been similarly capitalized. Estimated amortization expense is $2,400 for each of the next two years and $1,200 in the third year.

December 31,
2006

Patent	$24,000
Accumulated amortization	(18,000)

Net book value	$6,000

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

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(unaudited)

6.	Intangible Assets (continued)

agreed to use its best efforts to commercialize the acquired technology and to apply to the United States Patent Office for a grant of a patent relating to the patent pending. The agreement was cancelled due to the Company’s default under the agreement on June 14, 2003 and as such, an impairment loss of $20,000 was recorded for the year ended June 30, 2003.

In the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable and an estimate of future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss will be recognized. Management's estimates of revenues, operating expenses, and operating capital are subject to certain risks and uncertainties which may affect the recoverability of the Company's investments in its assets. Although management has made its best estimate of these factors based on current conditions, it is possible that changes could occur which could adversely affect management's estimate of the net cash flow expected to be generated from its operations. At December 31, 2006, the Company believes that no significant impairment of the remaining intangibles has occurred and that no reduction of the estimated useful lives of such assets is warranted.

7.	Related Party Transactions

Consulting fees paid to an officer and director totaled $3,000 and $6,000 for the three and six months ended December 31, 2006, respectively and $0 and $0 for the three and six months ended December 31, 2005, respectively. Consulting fees paid to an officer and director from inception through December 31, 2006 totaled $8,500.

Consulting fees paid to a former officer and director totaled $0 and $0 for the three and six months ended December 31, 2006, respectively and $30,000 and $15,000 for the three and six months ended December 31, 2005, respectively. Consulting fees paid to a former officer and director from inception through December 31, 2006 totaled $588,000. During the period of inception through December 31, 2006, a former officer and director settled accounts payable of $146,330 in exchange for 187,500 common shares of the Company with a fair value of $28,125. The difference between the carrying amount of the accounts payable and the fair value of the common shares issued of $118,205 was recorded as an increase to additional paid in capital.

At December 31, 2006, included in accounts payable was $46, owed to a former officer and director of the Company.

8.	Stockholders’ Equity

The Board of Directors has the power and authority to fix by resolution any designation, class, series, voting power, preference, right, qualification, limitation, restriction, dividend, time and place of redemption, and conversion right with respect to any stock of the Company.

On November 30, 2006, the Company issued 2,000,000 shares of common stock at a price of $0.25 per share for total proceeds of $500,000.

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

Information relating to stock options is as follows:

	Number of	Weighted
	Shares	Average
Exercise
Under option, June 30, 2001	177,500	$7.50
Granted	30,000.50
Exercised – conversion of debt and accounts payable	(55,000)	1.50
Cancelled	(27,500)	3.00
Under option, June 30, 2002	125,000	2.65
Expired	(100,000)	2.20
Cancelled	(25,000)	3.00
Under option, June 30, 2003	-	-
Granted	-	-
Expired	-	-
Cancelled	-	-
Under option, June 30, 2004	-	-
Granted	-	-
Expired	-	-
Cancelled	-	-
Under option, June 30, 2005	-	-
Granted	-	-
Expired	-	-
Cancelled	-	-
Under option, June 30, 2006	-	-
Granted	-	-
Expired	-	-
Cancelled	-	-
Under option, December 31, 2006	-	-

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

The benefit for income taxes differs from the amount computed by applying the U.S. federal income tax rate to loss before income taxes for the three and six months ended December 31, as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005

Expected tax liability (benefit) at	$(13,913)	$(15,499)	$(25,517)	$(28,462)
statutory rate
State tax effects	(2,455)	(2,735)	(4,503)	(5,023)
Increase in valuation allowance	16,368	18,234	30,020	33,485

	$-	$-	$-	$-

Tax law provides for limitation on the use of future loss carryovers should significant ownership changes occur.

The following is a summary of deferred taxes at December 31, 2006:

2006

Deferred tax assets:
Net operating loss	$(1,120,145)
Valuation allowance	1,120,145

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

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(unaudited)

13.

Subsequent Events

On January 30, 2007, the Company entered into a loan agreement to lend $162,000 to Nextdigital. The loan bears interest at 8% per annum, calculated and compounded annually, is unsecured and is due on or before January 30, 2009. As discussed in Note 1, the Merger Agreement with Nextdigital was terminated. The Company is presently negotiating with Nextdigital the repayment of all amounts loaned to Nextdigital.

On January 5, 2007, the Company issued 432,500 units at a price of $0.40 per unit, with each unit consisting of one share of the Company’s common stock and one share purchase warrant. Each warrant entitles the holder to purchase an additional share of the Company’s common stock at a price of $0.40 and expires January 5, 2008. In December 2006, the Company received $103,000 from investors for the purchase of 257,500 of such units.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Management’s Discussion and Analysis or Plan of Operation and other sections of this quarterly report constitute “forward-looking statements.” These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-KSB, our Quarterly Reports on Form 10-QSB and our Current Reports on Form 8-K.

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

Recent Corporate Developments

Since the completion of our first fiscal quarter ended September 30, 2006, we have experienced the following corporate developments:

1.

On November 7, 2006, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Nextdigital Corp. (“Nextdigital”) and Nextdigital Acquisition Corp., our wholly owned subsidiary formed for the purpose of the Merger (“Subco”). Under the terms of the Merger Agreement, the agreement was to terminate on December 31, 2006 if the conditions were not met. The parties verbally agreed to extend the agreement, however, on February 15, 2007 we received notice from Nextdigital that it was electing not to proceed with the Merger Agreement because it believed its shareholders would not approve it. We are presently negotiating with Nextdigital the repayment of all amounts loaned to Nextdigital, and intend to continue to pursue our development of the Cool Can Technology.

2.

On November 7, 2006, we entered into a loan agreement with Nextdigital pursuant to which we loaned $100,000 to Nextdigital. The loan to Nextdigital is for a term of two years, maturing on November 7, 2008 and accrues interest at the rate of 8% per annum. The loan is unsecured and evidenced by a promissory note.

3.

On November 20, 2006, we entered into a loan agreement with Nextdigital pursuant to which we loaned $75,000 to Nextdigital. The loan to Nextdigital is for a term of two years, maturing on November 20, 2008, and accrues interest at the rate of 8% per annum. The loan is unsecured and evidenced by a promissory note.

4.

On November 30, 2006, we completed a private placement of 2,000,000 shares of our common stock at a price of $0.25 per shares for gross proceeds of $500,000. The issuance was made pursuant to Regulation D of the Securities Act of 1933 to two subscribers, each of whom is an “accredited investor” as such term is defined in Rule 501 of Regulation D of the Securities Act. See “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.”

5.

In January, 2007 we changed the address of our head office to Suite 410-103 East Holly St. Bellingham, WA 98225. We rent the new office space consisting of 400 square feet on a month to month basis at a rate of $275 per month.

6.

On December 4, 2006, we entered into a loan agreement with Nextdigital pursuant to which we loaned $275,000 to Nextdigital. The loan to Nextdigital is for a term of two years, maturing on December 4, 2008, and accrues interest at the rate of 8% per annum. The loan is unsecured and evidenced by a promissory note.

7.

On January 5, 2007, we closed a private placement of 432,500 units at a price of $0.40 per unit for gross proceeds of $173,000. Each unit consisted of one share of our common stock and one share purchase warrant. Each warrant entitles the holder thereof to acquire one additional share of our common stock at a price of $0.40 for a period of one year from the date of issuance. The issuance was completed pursuant to Regulation S of the Securities Act on the basis that each subscriber represented to us that that it was a non-US person, as defined in Regulation S of the Securities Act. See “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.”

8.

On January 30, 2007, we loaned $162,000 to Nextdigital. The loan to Nextdigital is for a term of two years, maturing January 30, 2009, and accrues interest at a rate of 8% per annum. The loan is unsecured and is evidenced by a promissory note.

Merger Agreement

Pursuant to the terms of the Merger Agreement with Nextdigital, we agreed to issue one share of our common stock in exchange for each outstanding share of common stock of Nextdigital. Nextdigital presently has 21,421,600 shares of common stock outstanding.

Closing of the Merger was subject to a number of conditions, including:

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

Norpac will have received evidence satisfactory to Norpac that all shares of Norpac common stock issuable pursuant to the Merger will be issuable without registration pursuant to the Securities Act in reliance on applicable exemptions from registration.

Under the terms of the Merger Agreement, the agreement was to terminate on December 31, 2006 if the conditions were not met. The parties verbally agreed to extend the agreement, however, on February 15, 2007 we received notice from Nextdigital that it was electing not to proceed with the Merger Agreement because it believed its shareholders would not approve it. We are presently negotiating with Nextdigital the repayment of all amounts loaned to Nextdigital, and intend to continue to pursue our development of the Cool Can Technology.

Cool Can Technology

Our business plan is to produce a product referred to by us as the “Cool Can” product and consists of a module for insertion in an aluminum beverage container that incorporates a cartridge of liquid carbon dioxide (“CO2”) that is held in place by a cartridge holder. The module consists of proprietary technology for which we have been granted patent protection. The module would be inserted in an aluminum beverage container during an automated canning process. Containers incorporating the Cool Can product would be identified and sold as self-chilling beverage containers. To start the chilling process, a consumer would pull the tab off the container as with a regular non-chilling beverage container. When the tab on the lid of the beverage container is pulled by the consumer, a valve mechanism within the container releases the compressed liquid CO2. The escaping CO2 forms into small particles of frozen snow at extremely cold temperatures and rapidly imparts a chilling action to the beverage, which simultaneously carbonates the beverage. The targeted result is that the consumer may purchase a beverage at room temperature and enjoy it cold without having to purchase it from a cooler or purchase ice to cool the beverage.

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

We received the payment of $20,000 and the 500,000 shares of Balsam’s common stock during our previous fiscal year ended June 30, 2006. The first monthly royalty payment of $5,000 was due on January 15, 2007. We have not yet received payment of the royalty from Balsam.

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

Our plan of operation is to continue pursuing our initial business plan which includes the following components:

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

We have cash of $107,991 and a working capital of $36,972 as of December 31, 2006. Accordingly, we will require additional financing in order to proceed with our plan of operation, see “Liquidity and Financial Condition” below. We anticipate that, to the extent that we require additional funds to support our operations or expansion of business, we may sell additional equity or issue debt. Any sale of additional equity securities will result in dilution to stockholders. There can be no assurance that additional financing, if required, will be available to us on acceptable terms.

RESULTS OF OPERATIONS

Six Months Summary

	Three Months Ended December 31,			Six Months Ended December 31,
			Percentage			Percentage
	2006	2005	Inc. / (Dec.)	2006	2005	Inc. / (Dec.)
Revenue	$--	$--	n/a	$-	$-	N/A
Expenses	(44,406)	(45,585)	(2.6)%	(78,535)	(83,713)	(6.2)%
Net Income (Loss)	(40,921)	(45,585)	(10.2)%	$(75,050)	$(83,713)	(10.3)%

Revenues

Our revenues to date have consisted of licensing fees received by us from the licensing of our Cool Can product. We have not earned any significant revenues from sales of our products to date and have incurred total losses in the amount of $2,727,223 since our inception. We are presently in the development stage of our business and we can provide no assurance that we will be able to complete commercial development or successfully sell or license products incorporating our Cool Can Technology once the development is complete.

Operating Expenses

Our operating expenses for the interim periods ended December 31, 2006 and 2005 consisted of the following:

	Three Months Ended December 31,			Six Months Ended December 31,
			Percentage			Percentage
	2006	2005	Inc./(Dec.)	2006	2005	Inc./(Dec.)
Administrative Pre-Opening and Development Expenses	$44,406	$45,585	(2.6)%	$78,535	$83,713	(6.2)%
Total Operating Expenses	$44,406	$45,585	(2.6)%	$(78,535)	$(83,713)	(6.2)%

The decrease in our total expenses for the second quarter ended December 31, 2006 when compared to our total expenses for the second quarter ended December 31, 2005, was primarily attributable to a decrease in professional fees relating to the preparation of our periodic reports under the Exchange Act.

Net Loss

In November 2002, we received restricted securities valued at $63,000. Pursuant to the license agreement with Balsam, we received additional securities valued at $175,000 in November 2003, and securities valued at $30,000 in January 2006. Our net unrealized holding gain (loss) was $0 and ($75,675) for the three months ended December 31, 2006 and 2005, respectively and ($166,350) and $50,450 for the six months ended December 31, 2006 and 2005, respectively. At December 31, 2006, we held 5,545,000 common shares of Balsam Ventures, Inc. for an ownership percentage of 15.3% .

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
			Percentage
	At December 31, 2006	At June 30, 2006	Inc. / (Dec.)
Current Assets	$111,141	$21,387	419.7%
Current Liabilities	(74,169)	(58,730)	26.3%
Working Capital (Deficit)	$36,972	$(37,343)	199.0%

The increase in our working capital for the six months ended December 31, 2006 is primarily attributable to a 419.7% increase in our current assets which increased during the six months ended December 31, 2006 due to proceeds raised from private placements in connection with the issuance of shares of our common stock. See “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.”

Cash Flows
	Six Months Ended December 31
	2006	2005
Cash Flows (Used In) Operating Activities	$(61,396)	$(26,329)
Cash Flows (Used In) Investing Activities	(450,000)	-
Cash Flows From Financing Activities	602,500	28,300
Net Increase In Cash During Period	$91,104	$1,971

Our current monthly cash requirements are approximately $20,000 per month. Our current cash reserves are not sufficient to enable us to operate even on a short term basis. Further, we require approximately $690,000 in order to carry out our plan of operation over the next twelve months.

Loans

Since the quarter ended September 30, 2006, several loans were granted by NorPac to NextDigital Corp., totaling $612,000. The loans bear interest at 8% per annum and are due as follows:

Grant Date	Principal	Due Date

November 7, 2006	$ 100,000	November 7, 2008
November 20, 2006	75,000	November 20, 2008
December 4, 2006	275,000	December 4, 2008
January 30, 2007	162,000	January 30, 2009
	$ 612,000

Interest income for the six and three months ended December 31, 2006 totaled $3,485 and $3,485, respectively. We are presently negotiating with Nextdigital the repayment of all amounts loaned to Nextdigital.

Financing Requirements

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders

CRITICAL ACCOUNTING POLICIES

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

Fair Value of Financial Instruments

Our financial instruments consist of cash, available-for-sale securities, loan receivables, accounts payable and accrued liabilities. It is management's opinion that we are not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments, other than available-for-sale securities, approximates their carrying values because of the short-term nature of these financial instruments. Available-for-sale securities are recorded at their fair market values.

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

We have had cumulative net losses of $2,727,223 from inception to December 31, 2006. These conditions raise substantial doubt about our ability to continue as a going concern. Furthermore, since we do not expect to generate any significant revenues for the foreseeable future, our ability to continue as a going concern depends, in large part, on our ability to raise additional capital through equity or debt financing transactions. If we are unable to raise additional capital, we may be forced to discontinue our business. We are currently in the process of identifying sources of additional financing, negotiating changes to our debt structure and evaluating our strategic options. However, there are no assurances that these plans can be accomplished on satisfactory terms, or at all, or that they will provide sufficient cash to fund our operations, pay the principal of, and interest on, our indebtedness, fund our other liquidity needs or permit us to refinance our indebtedness. Further, our inability to obtain additional financing may result in our securityholders losing all or a material portion of their investment in our securities.

We require additional financing to continue our plan of operation.

Our plan of operation calls for significant expenses in connection with the development of our Cool Can product. Our current operating funds are insufficient to complete our plan of operation which will require an estimated $690,000 to be spent over the next twelve months developing and marketing a prototype of our Cool Can product in order to accomplish our goals. As of December 31, 2006, we had cash in the amount of $107,991 and a working capital of $36,972. Therefore, we will need to obtain additional financing in order to complete our prototype development. We will also require additional financing if the costs of our Cool Can product development are greater than anticipated. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

We have a limited operating history.

We have a relatively short operating history and we are involved in a rapidly evolving and unpredictable industry. As of December 31, 2006, we had a working capital of $36,972. We will need to generate significant revenues to achieve profitability, which may not occur. We expect operating expenses to increase as a result of the further implementation of our business plan. Even if we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. It is possible that we will never achieve profitability.

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

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-

dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

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

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -                OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS.

None.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

1.

On November 30, 2006, we closed a private placement of 2,000,000 shares of our common stock at a price of $0.25 per share for gross proceeds of $500,000. The shares were issued to accredited investors resident in the United States pursuant to Regulation D of the Securities Act. All securities issued were endorsed with a restrictive legend confirming that the securities cannot be resold without registration under the Securities Act or an applicable exemption from registration requirements of the Securities Act.

2.

On January 5, 2007, we closed a private placement of 432,500 units at a price of $0.40 per unit for gross proceeds of $173,000. Each unit consists of one share of our common stock and one share purchase warrant. Each warrant entitles the holder to acquire one additional share of our common stock at a price of $0.40 for a period of one year from the date of issuance. The issuance was completed pursuant to Regulation S of the Securities Act on the basis that each subscriber represented to us that that it was a non-US person, as defined in Regulation S of the Securities Act. All securities issued to the subscribers were endorsed with a restrictive legend in accordance with Regulation S of the Securities Act.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.                OTHER INFORMATION.

None.

ITEM 6.                EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation and Bylaws.(1)

3.2	Articles of Merger.(6)

3.3	Bylaws as amended.(6)

4.1	Form of Warrant Certificate dated January 5, 2007.(11)

10.1	Sale of Patent Agreement dated as of June 15, 1998 between Cool Can Technologies, Inc. and Edward Halimi.(1)

10.2	Patent and Technology Transfer Agreement dated April 18, 2001 among Cool Can Technologies, Inc., David St. James, Melanie St. James and Edward Halimi.(2)

10.3	Exclusive License Agreement dated June 5, 2002 between Balsam Ventures, Inc., and Cool Can Technologies Inc.(3)

10.4	Form of Convertible Note.(5)

10.5	Form of Subscription Agreement between Cool Can Technologies, Inc. and the Convertible Noteholders.(5)

10.6	Exclusive License Agreement dated for reference November 30, 2003 between Balsam Ventures, Inc., and Cool Can Technologies Inc.(4)

10.7	Agreement and Plan of Merger Agreement dated effective May 21, 2004 among Cool Can Technologies, Inc. and NorPac Technologies, Inc.(7)

10.8	Extension Agreement dated as of January 14, 2006 between NorPac Technologies, Inc. and Balsam Ventures, Inc.(8)

10.9	Agreement and Plan of Merger dated November 7, 2006 among Norpac Technologies, Inc., Nextdigital Corp. and Nextdigital Acquisition Corp.(9)

10.10	Loan Agreement dated November 7, 2006 between Norpac Technologies, Inc. and Nextdigital Corp.(9)

10.11	Promissory Note executed by Nextdigital Corp in favor of Norpac Technologies, Inc.(9)

10.12	Loan Agreement dated December 4, 2006 between Norpac Technologies, Inc. and Nextdigital Corp.(10)

10.13	Promissory Note executed by Nextdigital Corp in favor of Norpac Technologies, Inc.(10)

10.14	Loan Agreement dated January 30, 2007 between Norpac Technologies, Inc. and Nextdigital Corp.(12)

10.15	Promissory Note executed by Nextdigital Corp in favor of Norpac Technologies, Inc.(12)

10.16	Loan Agreement dated November 20, 2006 between Norpac Technologies, Inc. and Nextdigital Corp.

10.17	Promissory Note executed by Nextdigital Corp in favor of Norpac Technologies, Inc.

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description of Exhibit

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Notes:
(1)	Filed with the SEC as an exhibit to our registration statement on Form 10SB originally filed on August 26, 1999, as amended.
(2)	Filed with the SEC as an exhibit to our annual report on Form 10-KSB for the year ended June 30, 2001.
(3)	Filed with the SEC on June 20, 2002 as an exhibit to our current report on Form 8-K.
(4)	Filed with the SEC on January 9, 2004 as an exhibit to our current report on Form 8-K.
(5)	Filed with the SEC as an exhibit to our annual report on Form 10-KSB for the year ended June 30, 2002.
(6)	Filed with the SEC as an exhibit to our quarterly report on Form 10-QSB for the fiscal period ended September 30, 2003.
(7)	Filed with the SEC on July 8, 2004 as an exhibit to our current report on Form 8-K.
(8)	Filed with the SEC as an exhibit to our current report on Form 8-K filed January 19, 2006.
(9)	Filed with the SEC as an exhibit to our current report on Form 8-K filed November 13, 2006.
(10)	Filed with the SEC as an exhibit to our current report on Form 8-K filed December 7, 2006.
(11)	Filed with the SEC as an exhibit to our current report on Form 8-K filed January 11, 2007.
(12)	Filed with the SEC as an exhibit to our current report on Form 8-K filed February 5, 2007.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORPAC TECHNOLOGIES, INC.

Date:	February 20, 2007	By:	/s/ John P. Thornton
JOHN P. THORNTON
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)