Form 10QSB
period 2007-03-31
NORPAC TECHNOLOGIES, INC.
filed 2007-05-15
CIK 1067286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[ X ] Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended March 31, 2007

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

N/A
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 10, 2007, the issuer had 37,597,890 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarterly period ended March 31, 2007 are not necessarily indicative of the results that can be expected for the year ending June 30, 2007.

As used in this Quarterly Report on Form 10-QSB, the terms “we,” “us,” “our,” “NorPac,” and the “Company” mean NorPac Technologies, Inc., unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

(Unaudited)

MARCH 31, 2007

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

BALANCE SHEET
(unaudited)

March 31,
2007
ASSETS

CURRENT ASSETS:
Cash	$816
Accounts receivable	15,000

Total Current Assets	15,816

AVAILABLE-FOR-SALE SECURITIES (Note 4)	443,600

LOANS RECEIVABLE (Note 5)	626,492

INTANGIBLE ASSETS, NET (Note 6)	5,400
$1,091,308

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$96,490

STOCKHOLDERS’ EQUITY (Note 8):

Authorized:
100,000,000 shares of common stock, $0.001 par value
100,000,000 shares of preferred stock, $0.001 par value
Issued and outstanding:
37,597,890 shares of common stock	37,597
Additional paid-in capital	3,467,383
Deficit accumulated during the development stage	(2,739,312)
Accumulated other comprehensive income	229,150
994,818

$1,091,308

The accompanying notes are an integral part of these financial statements.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

					Period From
					Inception
					(April 1, 1998)
	Three Months Ended		Nine Months Ended		Through
	March 31,		March 31,		March 31,
	2007	2006	2007	2006	2007

Revenues	$15,000	$50,000	$15,000	$50,000	$303,000

Administrative pre-opening and
development expenses	(38,096)	(15,268)	(116,631)	(98,981)	(1,690,938)
Interest expense	-	-	-	-	(679,541)
Impairment of intangibles	-	-	-	-	(20,000)
Stock compensation expense	-	-	-	-	(624,000)
Realized loss on available-for-sale securities	-	-	-	-	(42,325)

Income (loss) before interest income	(23,096)	34,732	(101,631)	(48,981)	(2,753,804)

Interest income	11,007	-	14,492	-	14,492

Net income (loss)	(12,089)	34,732	(87,139)	(48,981)	(2,739,312)

Unrealized gain (loss) on available-for-sale
securities	55,450	511,803	(110,900)	562,253	229,150

Comprehensive income (loss)	$43,361	$546,535	$(198,039)	$513,272	$(2,510,162)

Basic and diluted net income (loss) per
common share	$-	$-	$-	$-

Weighted average number of outstanding
shares	37,573,862	32,565,390	36,190,071	32,565,390

The accompanying notes are an integral part of these financial statements.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(unaudited)

			Period From
			Inception
	Nine Months	Nine Months	(April 1, 1998)
	Ended	Ended	Through
	March 31,	March 31,	March 31,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(87,139)	$(48,981)	$(2,739,312)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	1,800	1,800	18,600
Compensation expense, options to nonemployees	-	-	504,000
Receipt of available-for-sale securities	-	(30,000)	(268,000)
Fair value of common stock issued over carrying amount of debt	-	-	120,000
Realized loss on sales of available-for-sale securities	-	-	42,325
Amortization of original issue discount	-	-	550,000
Impairment loss on intangibles	-	-	20,000
Changes in operating assets and liabilities:
Increase in accounts receivable	(15,000)		(15,000)
Increase in accrued interest receivable	(14,492)	-	(14,492)
Increase in accounts payable and accrued liabilities	38,260	23,928	176,271
Increase in accrued interest payable	-	-	127,380
Increase in accounts payable, stockholders	-	25,000	369,346
Increase in due to stockholders	-	-	20,776
Net cash used in operating activities	(76,571)	(28,253)	(1,088,106)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of available-for-sale securities	-	-	11,225
Advances under loan receivable agreements	(612,000)	-	(612,000)
Purchase of intangibles	-	-	(44,000)
Net cash used in investing activities	(612,000)	-	(644,775)

CASH FLOWS FROM FINANCING ACTIVITIES:
Collection of subscription receivable	-	-	10,000
Issuance of common stock	673,000	-	1,292,269
Net proceeds from due to stockholders	-	-	348,928
Proceeds from (repayment of) loans payable	(500)	28,300	-
Issuance of convertible notes	-	-	82,500
Net cash provided by financing activities	672,500	28,300	1,733,697

Increase (decrease) in cash	(16,071)	47	816

Cash, beginning of period	16,887	307	-

Cash, end of period	$816	$354	$816

SUPPLEMENTAL CASH FLOWS INFORMATION:

Cash paid for interest	$-	$25	$2,182

NONCASH INVESTING AND FINANCING ACTIVITIES:

Stock issued for amount due to stockholders	$-	$-	$233,125
Stock issued for accounts payable	$-	$-	$10,000
Conversion of accounts payable, stockholders and due to stockholders
and issuance of subscription receivable for convertible notes	$-	$-	$467,500
Stock issued for conversion of notes payable	$-	$-	$550,000
Stock issued for accrued interest on notes payable	$-	$-	$127,381

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

The Company is considered to be in the development stage. The accompanying financial statements represent those of a development stage enterprise and therefore, are subject to the usual business risks of development stage companies. The Company has had no significant revenue from operations. Research and development costs are expensed as incurred.

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information. The accompanying financial statements do not include all information and footnote disclosures required for a complete presentation prepared under accounting principles generally accepted in the United States. The interim period financial statements should be read together with the audited financial statements and the accompanying notes for the year ended June 30, 2006 included in the Company’s annual report on form 10-KSB. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows as of March 31, 2007 and for all periods presented have been included. Interim results for the period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. As of March 31, 2007, cash and cash equivalents consists of cash only.

	(d)	Intangible assets

Intangible assets are recorded at cost. Amortization is calculated using the straight-line method over 10 years.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(unaudited)

3.	Significant Accounting Policies (continued)

	(e)	Advertising expenses

The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for the periods ended March 31, 2007 and 2006.

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

The Company's financial instruments consist of cash, available-for-sale securities, accounts receivable, loans receivable and accounts payable and accrued liabilities. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments, other than available-for-sale securities, approximates their carrying values because of the short-term nature of these financial instruments. Available-for-sale securities are recorded at their fair market values.

	(h)	Stock-based compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS“) 123(R), "Share-Based Payment," and related interpretations which superseded Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method, which requires the Company to recognize compensation expense on a prospective basis. The fair value of stock-based compensation is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized for stock-based awards in footnote disclosures required under SFAS 123, “Accounting for Stock-Based Compensation.” Prior to January 1, 2006, the Company accounted for share-based compensation under the recognition and measurement provisions of APB Opinion 25, as permitted by SFAS 123. Under APB Opinion 25, compensation expense was recorded using the intrinsic method where compensation expense under fixed term option plans was recorded at the date of grant only to the extent that the market value of the underlying stock at the date of grant exceeded the exercise price. As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s net loss for the period ended March 31, 2007 was no different than if it had continued to account for stock-based compensation under SFAS 123. Basic and diluted loss per share for the period ended March 31, 2007 was no different than if it had continued to account for share-based compensation under SFAS 123.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(unaudited)

3.	Significant Accounting Policies (continued)

	(h)	Stock-based compensation (continued)

The following table shows the pro forma effect on 2006 net income (loss) and net income (loss) per share, had compensation expense been determined based on the fair value at the award grant date, in accordance with SFAS 123:

			Period From
	Three	Nine	Inception (April 1,
	Months Ended	Months Ended	1998) Through
	March 31,	March 31,	March 31,
	2006	2006	2007

Net income (loss)	$34,732	$(48,981)	$(2,739,312)

Pro forma net income (loss)	$34,732	$(48,891)	$(2,787,312)

Stock based compensation
As reported	$-	$-	$504,000
Proforma	$-	$-	$552,000

Basic and diluted net income (loss) per
common share
As reported	$0.00	$(0.00)
Pro forma	$0.00	$(0.00)

There were no options granted or vested during the three and nine months ended March 31, 2007 and 2006.

(i) Loss per common share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive securities. As of March 31, 2007, the 432,500 warrants outstanding have been excluded from diluted net income (loss) per common share as they were anti-dilutive. As of March 31, 2006, there were no potentially dilutive securities outstanding.

(j) Comprehensive income (loss)

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

In June 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion 20, “Accounting Changes,” and SFAS 3, Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle. APB Opinion 20 previously required that most voluntary changes in accounting principles be recognized by including the cumulative effect of the new accounting principle in net income of the period of change. SFAS 154 now requires retrospective application of changes in accounting principle to prior period financial statements, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. The statement is effective for fiscal years beginning after December 15, 2005. The Company does not expect that this Statement will have a material impact on their financial position, results of operations or cash flows.

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

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (“FAS 158”). FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. FAS 158 is effective for financial statements as of December 31, 2006. The adoption of FAS No. 158 is expected to have no impact on the Company's financial statements.

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

		Gross	Gross
	Aggregate	unrealized	unrealized
	fair value	gains	losses	Cost

Equity securities – March 31, 2007	$443,600	$229,150	$-	$214,450

In November 2002, the Company received securities valued at $63,000. Pursuant to the license agreement described in Note 13, the Company received additional securities valued at $175,000 in November 2003, and securities valued at $30,000 in January 2006. There were no sales of available-for-sale securities during the nine months ended March 31, 2007 and 2006.

The Company’s net unrealized holding gain (loss) was $55,450 and $511,803 for the three months ended March 31, 2007 and 2006, respectively and ($110,900) and $562,253 for the nine months ended March 31, 2007 and 2006, respectively. The reclassification adjustment was $0 and $0 for the three months ended March 31, 2007 and 2006, respectively and $0 and $0 for the nine months ended March 31, 2007 and 2006, respectively and $40,800 for the period from inception through March 31, 2007. On an ongoing basis, the Company evaluates its investment in available-for-sale securities if a decline in fair value is other than temporary. There have been no other-than-temporary declines in fair value through March 31, 2007.

At March 31, 2007, the Company held 5,545,000 common shares of Balsam Ventures, Inc. for an ownership percentage of 15.3% . This investment in Balsam was not accounted for under the equity method in accordance with APB Opinion 18, “The Equity Method of Accounting for Investments in Common Stock,” because the Company is unable to exercise significant influence over the operating and financial policies of the investee.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(unaudited)

5.	Loans Receivable During the nine months ended March 31, 2007, several loans were granted to Nextdigital, totaling $612,000. The loans bear interest at 8% per annum and are due as follows:

Grant Date	Principal	Due Date

November 7, 2006	$100,000	November 7, 2008
November 20, 2006	75,000	November 20, 2008
December 4, 2006	275,000	December 4, 2008
January 30, 2007	162,000	January 30, 2009

	$612,000

Interest income for the three and nine months ended March 31, 2007 totaled $11,007 and $14,492, respectively.

As discussed in Note 1, the Merger Agreement with Nextdigital was terminated. The Company is presently negotiating with Nextdigital the repayment of all amounts loaned to Nextdigital.

6.

Intangible Assets

A United States patent for a self-chilling beverage container and related component parts was obtained by a founding stockholder on March 11, 1997. During 1998, the patent and patent holder rights thereunder were sold to the Company for $1. Subsequent costs in June 1999 of $24,000 to file foreign patent applications have been similarly capitalized. Estimated amortization expense is $2,400 for each of the next two years and $600 in the third year.

March 31,
2007

Patent	$24,000
Accumulated amortization	(18,600)

Net book value	$5,400

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

In the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable and an estimate of future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss will be recognized. Management's estimates of revenues, operating expenses, and operating capital are subject to certain risks and uncertainties which may affect the recoverability of the Company's investments in its assets. Although management has made its best estimate of these factors based on current conditions, it is possible that changes could occur which could adversely affect management's estimate of the net cash flow expected to be generated from its operations. At March 31, 2007, the Company believes that no significant impairment of the remaining intangibles has occurred and that no reduction of the estimated useful lives of such assets is warranted.

7.	Related Party Transactions

Consulting fees paid to an officer and director totaled $3,000 and $0 for the three months ended March 31, 2007 and 2006, respectively and $9,000 and $0 for the nine months ended March 31, 2007 and 2006, respectively. Consulting fees paid to an officer and director from inception through March 31, 2007 totaled $11,500.

Consulting fees paid to a former officer and director totaled $0 and $0 for the three months ended March 31, 2007 and 2006, respectively and $0 and $30,000 for the nine months ended March 31, 2007 and 2006, respectively. Consulting fees paid to a former officer and director from inception through March 31, 2007 totaled $588,000. During the period of inception through March 31, 2007, a former officer and director settled accounts payable of $146,330 in exchange for 187,500 common shares of the Company with a fair value of $28,125. The difference between the carrying amount of the accounts payable and the fair value of the common shares issued of $118,205 was recorded as an increase to additional paid in capital.

At March 31, 2007, included in accounts payable was $46, owed to a former officer and director of the Company.

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

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(unaudited)

8.	Stockholders’ Equity (continued)

On January 5, 2007, the Company issued 432,500 units at a price of $0.40 per unit, with each unit consisting of one share of the Company’s common stock and one share purchase warrant. Each warrant entitles the holder to purchase an additional share of the Company’s common stock at a price of $0.40 per share and expires January 5, 2008.

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

Information relating to stock options is as follows:

	Number of	Weighted
	Shares	Average
Exercise
Under option, June 30, 2001	177,500	$7.50
Granted	30,000	0.50
Exercised – conversion of debt and accounts payable	(55,000)	1.50
Cancelled	(27,500)	3.00
Under option, June 30, 2002	125,000	2.65
Expired	(100,000)	2.20
Cancelled	(25,000)	3.00
Under option, June 30, 2003	-	-
Granted	-	-
Expired	-	-
Cancelled	-	-
Under option, June 30, 2004	-	-
Granted	-	-
Expired	-	-
Cancelled	-	-
Under option, June 30, 2005	-	-
Granted	-	-
Expired	-	-
Cancelled	-	-
Under option, June 30, 2006	-	-
Granted	-	-
Expired	-	-
Cancelled	-	-
Under option, March 31, 2007	-	-

During the year ended June 30, 2002, based on the decrease in the market price of the Company’s common stock, the Company re-priced its stock options. There was no accounting consequence or compensation for the options repriced. All outstanding options were cancelled or expired during the year ended June 30, 2003.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(unaudited)

10.	Warrants The following is a summary of warrants at March 31, 2007:

Date	Issued	Oustanding	Exercise Price	Expiry Date
January 5, 2007	432,500	432,500	$ 0.40	January 5, 2008

11.	Segment Information

The Company’s business is considered as operating in one segment based upon the Company’s organization structure, the way in which the operation is managed and evaluated, the availability of separate financial results and materiality considerations.

12.	Income Taxes

For income tax purposes, pre-opening costs are generally deferred and amortized to expense in future tax returns. Accordingly, the Company has no significant tax loss carryforwards. For financial reporting purposes, realization of the value of book versus tax temporary differences is dependent upon the Company generating sufficient taxable income in future years. Because of the development stage nature of the Company, lack of operating history and potential future stock sales (which may limit the value of loss carryforwards), management has eliminated the deferred tax value of pre-opening costs with a valuation allowance.

The benefit for income taxes differs from the amount computed by applying the U.S. federal income tax rate to loss before income taxes for the three and nine months ended March 31, as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Expected tax liability (benefit) at	$(4,110)	$(11,809)	$(29,627)	$(16,654)
statutory rate
State tax effects	(725)	(2,084)	(5,228)	(2,939)
Increase in valuation allowance	4,835	13,893	34,855	19,593

	$-	$-	$-	$-

Tax law provides for limitation on the use of future loss carryovers should significant ownership changes occur.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(unaudited)

12.	Income Taxes (continued) The following is a summary of deferred taxes at March 31, 2007:

2007

Deferred tax assets:
Net operating loss	$(1,124,980)
Valuation allowance	1,124,980

$-

13.	License Agreement

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

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(unaudited)

13.	License Agreement (continued)

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

Recent Corporate Developments

Since the completion of our second fiscal quarter ended December 31, 2006, we have experienced the following corporate developments:

1.

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

3.

On January 30, 2007, we loaned $162,000 to Nextdigital Corp. (“Nextdigital”). The loan to Nextdigital is for a term of two years, maturing January 30, 2009, and accrues interest at a rate of 8% per annum. The loan is unsecured and is evidenced by a promissory note.

4.

On February 15, 2007 we received notice from Nextdigital that it was electing not to proceed with our proposed merger with Nextdigital, because it believed its shareholders would not approve it. We are presently negotiating with Nextdigital the repayment of all amounts loaned to Nextdigital, and intend to continue to pursue our development of the Cool Can Technology.

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

Pursuant to the terms of the License Agreement, we were to receive minimum royalty payments of $5,000 per month under the License Agreement, commencing on January 15, 2006 (the “Minimum Royalty Payments”). We entered into an extension agreement with Balsam on January 14, 2006, pursuant to which we agreed to amend the terms of the License Agreement to extend the date on which Balsam was required to commence paying the Minimum Royalty Payments to January 15, 2007 in exchange for the following consideration:

(a)	500,000 restricted shares of Balsam’s common stock; and

(b)	$20,000.

We received the payment of $20,000 and the 500,000 shares of Balsam’s common stock during our previous fiscal year ended June 30, 2006. On April 19, 2007 we received a payment of $15,000 from Balsam representing Balsam’s outstanding minimum royalty payments for January, February and March, 2007.

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

Our plan of operation is to continue pursuing our initial business plan which includes the following components:

1.

The first phase will be divided into two parts and involves engaging LNE Engineering Co., a third party contractor, to proceed with prototype development and production of samples of our self-chilling beverage container modules. This phase will include the following elements:

	Phase 1 Prototype Development	Timeline
Part 1	Review of past progress.	1 month
	Development of coils and suppliers for the associated parts.	2 months
	Development of trigger/valve mechanism.	3 months
	Development of charging and canning system.	4 months
	Fabrication of six engineering prototype samples.	5 months
	Plan, cost and schedule for production of 2,000 industry	6 months
demonstration samples.

Part 2	Production of 2,000 industry demonstration samples.	7.5 months

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

We anticipate spending approximately $690,000 on our plan of operation over the next twelve months, of which $380,000 is anticipated to be spent over the next six months, subject to our receiving the necessary financing to enable us to pursue our plan of operation. We will not be able to proceed with our plan of operation unless we obtain significant additional financing. We have cash of $816 and a working capital deficit of $80,674 as of March 31, 2007. Accordingly, we will require additional financing in order to proceed with our plan of operation, see “Liquidity and Financial Condition,” below. We anticipate that, to the extent that we require additional funds to support our operations or expansion of business, we may sell additional equity or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to us on acceptable terms.

RESULTS OF OPERATIONS

Third Quarter and Nine Months Summary

	Three Months Ended				Nine Months Ended
	March 31,		Percentage		March 31,		Percentage
			Increase /				Increase /
	2007	2006	(Decrease)		2007	2006	(Decrease)
Revenue	$15,000	$50,000	(70%	)	$15,000	$50,000	(70%	)
Expenses	(38,096)	(15,268)	149.5%		(116,631)	(98,981)	(17.8%	)
Interest Income	11,007	-	-		14,492	-	-
Net Income (Loss)	$(12,089)	$34,732	(134.8%	)	$(87,139)	$(48,981)	77.9%

Revenues

During the quarter ended March 31, 2007 we had revenue of $15,000 due to royalty payments received from Balsam Ventures, Inc. in connection with our licensing agreement with Balsam. Our revenues to date have consisted of licensing fees received by us from the licensing of our Cool Can product. We have not earned any significant revenues from sales of our products to date and have incurred total losses in the amount of $2,739,312 since our inception. We are presently in the development stage of our business and we can provide no assurance that we will be able to complete commercial development or successfully sell or license products incorporating our Cool Can Technology once the development is complete.

Operating Expenses

Our operating expenses for the three and nine month periods ended March 31, 2007 and 2006 consisted of the following:

	Three Months Ended			Nine Months Ended
	March 31,		Percentage	March 31,		Percentage
			Increase /			Increase /
	2007	2006	(Decrease)	2007	2006	(Decrease)
Administrative Pre-	$(38,096)	$(15,268)	149.5%	$(116,631)	$(98,981)	(17.8%	)
Opening and
Development Expenses

	Three Months Ended			Nine Months Ended
	March 31,		Percentage	March 31,		Percentage
			Increase /			Increase /
	2007	2006	(Decrease)	2007	2006	(Decrease)
Total Operating Expenses	$(38,096)	$(15,268)	149.5%	$(116,631)	$(98,981)	(17.8%	)

The increase in our total expenses for the third quarter ended March 31, 2007 when compared to our total expenses for the third quarter ended March 31, 2006, was primarily attributable to an increase in professional fees relating to the preparation of our periodic reports under the Exchange Act and an increase in consulting fees. Commencing in January, 2007 we paid a fee of $5,000 per month to an outside consultant for consulting services provided to NorPac.

Net Loss

In November 2002, we received restricted securities valued at $63,000. Pursuant to our license agreement with Balsam Ventures, Inc., we received additional securities valued at $175,000 in November 2003, and securities valued at $30,000 in January 2006. Our net unrealized holding gain (loss) was $55,450 and $511,803 for the three months ended March 31, 2007 and 2006, respectively and ($110,900) and $562,253 for the nine months ended March 31, 2007 and 2006, respectively. At March 31, 2007, we held 5,545,000 common shares of Balsam Ventures, Inc. representing 15.3% of the issued and outstanding shares of Balsam.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
			Percentage
	At March 31, 2007	At June 30, 2006	Increase / (Decrease)
Current Assets	$15,816	$21,387	(26.0%	)
Current Liabilities	(96,490)	(58,730)	64.3%
Working Capital (Deficit)	$(80,674)	$(37,343)	116.0%

The increases in our working capital deficit at March 31, 2007 from June 30, 2006 is primarily as a result of the increase in our professional fees paid in connection with preparing and filing our periodic reports under the Exchange Act.

Cash Flows
	Nine Months Ended March 31,
	2007	2006
Cash Flows (Used In) Operating Activities	$(76,571)	$(28,253)
Cash Flows (Used In) Investing Activities	(612,000)	-
Cash Flows From Financing Activities	672,500	28,300
Net Increase (Decrease) In Cash During Period	$(16,071)	$47

Our current monthly cash requirements are approximately $20,000 per month. Our current cash reserves are not sufficient to enable us to operate even on a short term basis. Further, we require approximately $690,000 in order to carry out our plan of operation over the next twelve months.

Loans

During the nine months ended March 31, 2007, several loans were granted by NorPac to NextDigital Corp., totaling $612,000. The loans bear interest at 8% per annum and are due as follows:

Grant Date	Principal	Due Date
November 7, 2006	$100,000	November 7, 2008
November 20, 2006	75,000	November 20, 2008
December 4, 2006	275,000	December 4, 2008
January 30, 2007	162,000	January 30, 2009
	$612,000

Interest income for the three and nine month periods ended March 31, 2007 totaled $11,007 and $14,492, respectively. We are presently negotiating with Nextdigital the repayment of all amounts loaned to Nextdigital.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

Fair Value of Financial Instruments

Our financial instruments consist of cash, accounts receivable, available-for-sale securities, loan receivables, accounts payable and accrued liabilities. It is management's opinion that we are not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments, other than available-for-sale securities, approximates their carrying values because of the short-term nature of these financial instruments. Available-for-sale securities are recorded at their fair market values.

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

Comprehensive Income (Loss)

We have adopted SFAS 130, “Reporting Comprehensive Income,” which establishes guidelines for the reporting and display of comprehensive income (loss) and its components in financial statements. Comprehensive income (loss) consists of our net loss and unrealized gain (loss) on available-for-sale securities.

RISKS AND UNCERTAINTIES

We may not be able to continue our business as a going concern.

We have had cumulative net losses of $2,739,312 from inception to March 31, 2007. Furthermore, since we do not expect to generate any significant revenues for the foreseeable future, our ability to continue as a going concern depends, in large part, on our ability to raise additional capital through equity or debt financing transactions. If we are unable to raise additional capital, we may be forced to discontinue our business. We are currently in the process of identifying sources of additional financing, negotiating changes to our debt structure and evaluating our strategic options. However, there are no assurances that these plans can be accomplished on satisfactory terms, or at all, or that they will provide sufficient cash to fund our operations, pay the principal of, and interest on, our indebtedness, fund our other liquidity needs or permit us to refinance our indebtedness. Further, our inability to obtain additional financing may result in our securityholders losing all or a material portion of their investment in our securities. These conditions raise substantial doubt about our ability to continue as a going concern.

We require additional financing to continue our plan of operation.

Our plan of operation calls for significant expenses in connection with the development of our Cool Can product. Our current operating funds are insufficient to complete our plan of operation which will require an estimated $690,000 to be spent over the next twelve months developing and marketing a prototype of our Cool Can product in order to accomplish our goals. As of March 31, 2007, we had cash in the amount of $816 and a working capital deficit of $80,674. Accordingly, we will need to obtain additional financing in order to complete our prototype development. We will also require additional financing if the costs of our Cool Can product development are greater than anticipated. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

We have a limited operating history.

We have a relatively short operating history and we are involved in a rapidly evolving and unpredictable industry. As of March 31, 2007, we had a working capital deficit of $80,674. We will need to generate significant revenues to achieve profitability, which may not occur. We expect operating expenses to increase as a result of the further implementation of our business plan. Even if we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. It is possible that we will never achieve profitability.

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

Our executive officer is employed on a full time basis by other companies. Because we are in the early stages of our business, John P. Thornton, our sole executive officer and director will not be spending a significant amount of time on our business. Mr. Thornton expects to expend approximately 5 hours per week on our business. If the demands of our business require the full business time of Mr. Thornton, he is prepared to adjust his timetable to devote more time to our business. However, Mr. Thornton may not be able to devote sufficient time to the management of our business, as and when needed. It is possible that the demands of Mr. Thornton’s other interests will increase with the result that he would no longer be able to devote sufficient time to the management of our business. Competing demands on his time may lead to a divergence between his interests and the interests of other shareholders.

We may conduct further offerings in the future in which case your shareholdings will be diluted.

Since our inception, we have relied on equity sales of our common stock to fund our operations. We may conduct further equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock, investors’ percentage interests in NorPac will be lower. This condition is often referred to as “dilution.” The result of this could reduce the value of investors’ stock.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2007, we completed the following unregistered sales of our securities:

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation and Bylaws.(1)
3.2	Articles of Merger.(6)
3.3	Bylaws as amended.(6)
4.1	Form of Warrant Certificate dated January 5, 2007.(11)
10.1	Sale of Patent Agreement dated as of June 15, 1998 between Cool Can Technologies, Inc. and Edward Halimi.(1)
10.2	Patent and Technology Transfer Agreement dated April 18, 2001 among Cool Can Technologies, Inc., David St. James, Melanie St. James and Edward Halimi.(2)
10.3	Exclusive License Agreement dated June 5, 2002 between Balsam Ventures, Inc., and Cool Can Technologies Inc.(3)
10.4	Form of Convertible Note.(5)
10.5	Form of Subscription Agreement between Cool Can Technologies, Inc. and the Convertible Noteholders.(5)
10.6	Exclusive License Agreement dated for reference November 30, 2003 between Balsam Ventures, Inc., and Cool Can Technologies Inc.(4)
10.7	Agreement and Plan of Merger Agreement dated effective May 21, 2004 among Cool Can Technologies, Inc. and NorPac Technologies, Inc.(7)
10.8	Extension Agreement dated as of January 14, 2006 between NorPac Technologies, Inc. and Balsam Ventures, Inc.(8)
10.9	Agreement and Plan of Merger dated November 7, 2006 among Norpac Technologies, Inc., Nextdigital Corp. and Nextdigital Acquisition Corp.(9)
10.10	Loan Agreement dated November 7, 2006 between Norpac Technologies, Inc. and Nextdigital Corp.(9)
10.11	Promissory Note executed by Nextdigital Corp in favor of Norpac Technologies, Inc.(9)
10.12	Loan Agreement dated December 4, 2006 between Norpac Technologies, Inc. and Nextdigital Corp.(10)
10.13	Promissory Note executed by Nextdigital Corp in favor of Norpac Technologies, Inc.(10)
10.14	Loan Agreement dated January 30, 2007 between Norpac Technologies, Inc. and Nextdigital Corp.(12)
10.15	Promissory Note executed by Nextdigital Corp in favor of Norpac Technologies, Inc.(12)
10.16	Loan Agreement dated November 20, 2006 between Norpac Technologies, Inc. and Nextdigital Corp.(13)
10.17	Promissory Note executed by Nextdigital Corp in favor of Norpac Technologies, Inc.(13)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description of Exhibit
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form 10SB originally filed on August 26, 1999, as amended.
(2)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB for the year ended June 30, 2001.
(3)	Filed with the SEC on June 20, 2002 as an exhibit to our Current Report on Form 8-K.
(4)	Filed with the SEC on January 9, 2004 as an exhibit to our Current Report on Form 8-K.
(5)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB for the year ended June 30, 2002.
(6)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB for the fiscal period ended September 30, 2003.
(7)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed July 8, 2004.
(8)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed January 19, 2006.
(9)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed November 13, 2006.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed December 7, 2006.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed January 11, 2007.
(12)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed February 5, 2007.
(13)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed February 20, 2007.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORPAC TECHNOLOGIES, INC.

Date:	May 14, 2007	By:	/s/ John P. Thornton
JOHN P. THORNTON
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)