Form 10KSB
period 2007-06-30
NORPAC TECHNOLOGIES, INC.
filed 2007-10-15
CIK 1067286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended June 30, 2007

[   ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER 000-27147

NORPAC TECHNOLOGIES, INC.
(Name of small business issuer in its charter)

NEVADA	95-4705831
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 410 – 103 East Holly St.
Bellingham, WA	98225
(Address of principal executive offices)	(Zip Code)

(360) 201-9591
Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act:	NONE.

Securities registered under Section 12(g) of the Exchange Act:	Common Stock, $0.001 Par Value Per Share.

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
Yes [   ]  No [X]

State issuer’s revenues for its most recent fiscal year: $15,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $8,130,504 on the basis of the average of the closing bid price of $0.12 and the closing ask price of $0.35 of the registrant’s common stock on June 27, 2007.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 37,597,890, as at October 1, 2007

Transitional Small Business Disclosure Format (Check one): Yes [   ]  No [X]

NORPAC TECHNOLOGIES, INC.
ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED JUNE 30, 2007
TABLE OF CONTENTS

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

Until recently, we had been in the business of developing and marketing a proprietary technology for self-chilling beverage containers (the “Cool Can Technology”). However, it has come to our attention that our patents for the Cool Can Technology have expired. As a result, our management has decided to abandon the development of the Cool Can Technology. We are currently in the process of reorganizing our business and are in the process of seeking and evaluating alternative business opportunities.

In November, 2006, we had entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Nextdigital Corp. (“Nextdigital”), pursuant to which we had planned to acquire Nextdigital, a corporation engaged in the development of a smart card business. In anticipation of completing the acquisition of Nextdigital, we loaned Nextdigital a total of $612,000. On February 15, 2007, Nextdigital informed us that they had decided not to proceed with the proposed merger because it believed that its shareholders would not approve the transaction. We are currently negotiating for the repayment of all amounts loaned to Nextdigital.

LICENSE AGREEMENT WITH BALSAM VENTURES, INC.

In November, 2003, we entered into a license agreement (the “License Agreement”) with Balsam Ventures, Inc. (“Balsam”) pursuant to which we granted Balsam an exclusive license (the “License”) for a term of 40 years to manufacture, use, and sell the Cool Can Technology within the countries comprising the European Union and China (the “Exclusive Region”). We also granted Balsam a right of first refusal (the “Right of First Refusal”) to purchase our proprietary technology and to license that technology for countries that are not a party to the North American Free Trade Agreement and are outside of the Exclusive Region. The License Agreement supersedes the original licensing agreement that we had with Balsam dated June 5, 2002.

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

During our fiscal year ended June 30, 2007, we received Minimum Royalty Payments of $15,000 from Balsam. In June, 2007, we notified Balsam that our intellectual property rights to the Cool Can Technology possibly expired. As a result, Balsam suspended the Minimum Royalty Payments. As we have now confirmed that our patent rights to the Cool Can Technology have indeed expired, Balsam has informed us that they intend to terminate the License Agreement. We are currently negotiating with Balsam to settle their rights under the License Agreement.

PATENTS AND TRADEMARKS

We had previously been granted patent protection for our Cool Can Technology in the United States and certain foreign countries. However, because we failed to pay the necessary maintenance fees, all of our patent rights have expired. As a result, we do not have patent protection for any of our technologies.

We filed 14 trademark applications with the United States Patent and Trademark Office in June, 1998. We received a response from the Patent Office with a request to more narrowly define the scope of the product. We received a notice of allowance to utilize 11 of the 14 trademarks that were applied for, including trademarks for the terms “InstaCool,” “Cool Can,” and “Cool Can Technologies,” which means that the examining attorney did not find any registered or pending marks which would prevent registration. These trademark names describe both the product and the process involved in the manufacture of a self chilling beverage container. We have, in the past, applied for and been granted several extensions of the trademark names. Due to the costs involved in applying for and receiving extensions from the U.S. Patent and Trademark Office, and the uncertainty relating to the successful commercialization of our technology, we ceased applying for trademark extensions in September of 2001. At present, we have not been made aware of any of the trademarks actually being in commercial use, and we believe that we could re-institute ownership of the trademarks, or the equivalent thereof should we choose to do so in the future.

EMPLOYEES

We currently do not have any employees. Mr. Thornton, our President, Secretary and Treasurer, Chief Executive Officer, and Chief Financial Officer, provides management consulting services to us and is paid as a consultant. We conduct our business largely through agreements with consultants and arms-length third parties.

RESEARCH AND DEVELOPMENT

Due to our limited financial resources, no expenses on research and development activities were incurred during the fiscal years ended June 30, 2007 and 2006. As we are currently in the process of reorganizing our business and are seeking out new business opportunities, we cannot, at this time, provide any estimates on the amounts that we may spend on research and development in the future. See “Item 6. Management’s Discussion and Analysis or Plan of Operation – Liquidity and Financial Condition.”

ITEM 2.                DESCRIPTION OF PROPERTY.

Our corporate headquarters, consisting of approximately 500 square feet, are located at Suite 410 – 103 East Holly St., Bellingham, WA, where our principal executive functions are carried out. We are currently operating under a month to month lease at the rate of $368 per month. We do not own any real estate. We believe that all of our facilities are adequately maintained and suitable for their present use.

ITEM 3.                LEGAL PROCEEDINGS.

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.                MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

In April, 2005, our shares of common stock commenced trading on the Over-The-Counter Bulletin Board (the “OTCBB”) under the symbol “NRPT.” Our shares traded on the Over-The-Counter Pink Sheets under the stock symbol CCTI from November 20, 2002 to April, 2005. The high and the low bid prices for our shares for the last two fiscal years of actual trading, as reported by the OTCBB, were:

QUARTER	HIGH ($)	LOW ($)
1st Quarter 2006	$0.25	$0.06
2nd Quarter 2006	$0.25	$0.11
3rd Quarter 2006	$0.55	$0.09
4th Quarter 2006	$0.55	$0.15
1st Quarter 2007	$0.25	$0.25
2nd Quarter 2007	$0.62	$0.25
3rd Quarter 2007	$0.65	$0.28
4th Quarter 2007	$0.31	$0.11

The trades reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders of Common Stock

As of June 30, 2007, there were 194 registered shareholders of our common stock.

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

Recent Sales of Unregistered Securities

All unregistered sales of our equity securities made during the fiscal year ended June 30, 2007 have been previously reported in our Quarterly Reports on Form 10-QSB and our Current Reports on Form 8-K.

ITEM 6.                MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

Our patents for the Cool Can Technology have expired. After learning that our patent rights had expired, our management decided to re-evaluate our business plan and has decided to abandon the development of the Cool Can Technology. Instead, we are seeking out and evaluating alternative business opportunities.

As a result, we are unable to provide an accurate estimate of our financial requirements for the next twelve months. However, we currently have a working capital deficit of $110,250 and will need substantial financing in the near term in order to meet our current obligations as they become due and to meet our ongoing reporting obligations under the Securities Exchange Act of 1934 (the “Exchange Act”). In addition, if our management is successful in identifying a suitable business opportunity for us to pursue, we will likely need significantly more financing in order to pursue the new business opportunity.

RESULTS OF OPERATIONS

Summary of Year End Results
		Year Ended June 30
			Percentage
	2007	2006	Increase / Decrease
Revenue	$15,000	$50,000	(70.0)%
Expenses	(146,807)	(93,586)	56.9%
Impairment of Intangibles	(4,800)	-	n/a
Interest Income	26,698	-	n/a
Net Loss	$(109,909)	$(43,586)	152.2%

Revenues

During the year ended June 30, 2007, we had revenues of $15,000 on account of the Minimum Royalty Payments received from Balsam Ventures, Inc. under the terms of the License Agreement. Revenues recognized during the year ended June 30, 2006 relate to the consideration received by us from Balsam in connection with the extension of the License Agreement.

We have not earned any revenues from sales of our products to date. As disclosed above, our patent rights to the Cool Can Technology have expired. As such, we do not expect to earn any additional royalty payments under the License Agreement with Balsam nor do we expect to earn revenues from any other source in the near future.

Administrative Pre-Operating and Development Expenses

Our administrative pre-operating and development expenses for the years ended June 30, 2007 and June 30, 2006 included the following:

		Year Ended June 30
			Percentage
	2007	2006	Increase / Decrease
Accounting	$43,398	$14,379	201.8%
Amortization	2,400	2,400	n/a
Management Fees	12,000	32,500	(63.1)%
Consulting Fees	30,000	30,000	n/a
Legal	36,123	12,400	191.3%
Rent	5,981	(9,447)	163.3%
Other	16,905	11,354	48.9%
Total	$146,807	$93,586	56.9%

The increase in our administrative expenses for the year ended June 30, 2007 when compared to the year ended June 30, 2006, was primarily attributable to increases in our accounting and legal expenses. The increased legal and accounting expenses are primarily attributable to services provided in connection with our failed acquisition of Nextdigital Corp. and to the higher fees charged by our new principal independent accountants, Peterson Sullivan PLLC, for the review and audit of our financial statements as compared to our previous principal independent accountants.

Impairment of Intangibles

We recorded an impairment loss of $4,800 as a result of the expiration of our patent rights to the Cool Can Technology.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
			Percentage
	At June 30, 2007	At June 30, 2006	Increase / Decrease
Current Assets	$1,089	$21,387	(94.9)%
Current Liabilities	(111,339)	(58,730)	89.6%
Working Capital (Deficit)	$(110,250)	$(37,343)	195.2%

Cash Flows
	Year Ended June 30
	2007	2006
Net Cash From Operating Activities	$(86,298)	$(200,130)
Net Cash From Investing Activities	(612,000)	--
Net Cash From Financing Activities	682,500	216,710
Net Increase (Decrease) In Cash During Period	$(15,798)	$16,580

During our fiscal year ended June 30, 2007, we raised financing from the following sales of our equity securities:

(a)

On November 30, 2006, we issued 2,000,000 shares of our common stock at a price of $0.25 for total proceeds of $500,000. The sale was made pursuant to Rule 506 of Regulation D of the Securities Act to two subscribers, each of whom was an “accredited investor” as such term is defined in Rule 501 of Regulation D.

(b)

On January 7, 2007, we issued 432,000 units at a price of $0.40 for total proceeds of $173,000. Each unit consisted of one share of our common stock and one share purchase warrant. Each warrant entitles the holder thereof to acquire one additional share of our common stock at a price of $0.40 for a period of one year from the date of issuance. The sale was completed pursuant to Regulation S of the Securities Act on the basis that each subscriber represented to us that that it was a non-US person, as defined in Regulation S.

During the year, we loaned a total of $612,000 to Nextdigital in anticipation of closing our proposed acquisition of and merger with Nextdigital. However, Nextdigital ultimately decided not to proceed with the proposed acquisition. We are currently seeking to negotiate the repayment of all amounts owed by Nextdigital. The amounts owed by Nextdigital bear interest at a rate of 8% per annum, are unsecured with various due dates between November 7, 2008 and January 30, 2009.

Financing Requirements

We require additional financing if we are to continue. In addition, if we identify and pursue any business opportunities identified by our management, we anticipate that our financing needs will increase.

Although our management believes that the amounts owed to us by Nextdigital will ultimately be recoverable, there are no assurances that these amounts will be repaid by Nextdigital when they become due or that they will be repaid at all. In addition, although we own 5,545,000 shares of Balsam Ventures, Inc., the fair value of which was recorded at $526,775 as of June 30, 2007, there are no assurances that we will be able to sell enough of these shares to meet our short term financing requirements as the trading volume for Balsam’s shares is extremely limited.

We anticipate that any external financing that we are able to obtain will be through the sale of our common stock or other equity based securities. We do not have any arrangements in place for the sale of any of our securities and there is no assurance that we will be able to raise the additional capital that we require to continue operations.

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

Fair Value of Financial Instruments

Our financial instruments consist of cash, available-for-sale securities, loans receivable, accounts payable and accrued liabilities and loan payable. Unless otherwise noted, it is management’s opinion that we are not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values.

Intangibles

Intangible assets are amortized using the straight-line method over 10 years. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” as circumstances dictate, we evaluate whether changes have occurred that would require revision of the remaining estimated lives of recorded long-lived assets, including intangibles, or render those assets not recoverable. If such circumstances arise, recoverability is determined by comparing the undiscounted net cash flows of long-lived assets to their respective carrying values. The amount of impairment, if any, is measured based on the projected discounted cash flows using an appropriate discount rate. The carrying value of all intangible assets was written off during the year ended June 30, 2007.

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

We have earned substantial losses for each of the years ended June 30, 2007 and 2006, and we have an accumulated deficit of $2,762,082 as of June 30, 2007. Although the financial statements for each of these periods were prepared assuming that we would continue as a going concern, in the view of our independent auditors, these conditions raise substantial doubt about our ability to continue as a going concern. Furthermore, since we do not expect to generate any significant revenues for the foreseeable future, our ability to continue as a going concern depends, in large part, on our ability to raise additional capital through equity or debt financing transactions. If we are unable to raise additional capital, stockholders may lose their investment.

Our patent rights to the Cool Can Technology have expired and we have no specific business plan.

We have abandoned the development of the Cool Can Technology. We have no business assets or business operations. Our business plan currently consists solely of seeking out and evaluating alternative business opportunities. There are no assurances that we will be able to identify any suitable business opportunities. Even if we do identify potential business opportunities, there is no assurance that we will be able to acquire those opportunities.

We will require substantial financial if we are to continue as a going concern.

We had a working capital deficit of $110,250 as of our fiscal year end. Although we are owed $638,698 from Nextdigital, there are no assurances that we will be able to collect the amounts owed to us. In addition, although we own 5,545,000 shares of Balsam Ventures, Inc. that have been recorded on our balance sheet as “available-for-sale securities” with a fair value of $526,775 as at June 30, 2007, there is no assurance that we will be able to sell any or all of these shares. As such, we may not be able to meet our short term financial needs from our existing assets. If we are not able to obtain financing in an amount sufficient to enable us to pay our liabilities and expenses as they come due, we may not be able to continue as a going concern.

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

ITEM 7.                FINANCIAL STATEMENTS.

Index to Financial Statements:		Page

Audited financial statements as of June 30, 2007, including:

1.	Report of Peterson Sullivan PLLC, Independent Registered Public Accounting Firm;	F-2

2.	Balance Sheet as of June 30, 2007;	F-4

3.	Statements of Operations and Comprehensive Income (Loss) for the years ended June 30, 2007 and 2006 and the period from inception on April 1, 1998 to June 30, 2007;	F-5

4.	Statements of Cash Flows for the years ended June 30, 2007 and 2006 and the period from inception on April 1, 1998 to June 30, 2007;	F-6

5.	Statements of Stockholders’ Equity for the period from inception on April 1, 1998 to June 30, 2007; and	F-7

6.	Notes to the Financial Statements.	F-10

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

JUNE 30, 2007 and 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
NorPac Technologies, Inc.

We have audited the accompanying balance sheet of NorPac Technologies, Inc. (a development stage company) as of June 30, 2007, and the related statements of operations and comprehensive income (loss), cash flows, and stockholders' equity (deficit) for each of the years in the two-year period then ended, and for the period from April 1, 1998 (date of inception) to June 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The Company's financial statements for the period from April 1, 1998 (date of inception) through June 30, 2005, were audited by other auditors whose report, dated September 22, 2005, expressed an unqualified opinion on those statements and included an explanatory paragraph that referred to substantial doubt about the Company's ability to continue as a going concern. The financial statements for the period from April 1, 1998 (date of inception) through June 30, 2005, reflect a net loss of $2,608,587, which amount is included in the accumulated deficit as of June 30, 2007. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of NorPac Technologies, Inc. (a development stage company) as of June 30, 2007, and the results of its operations and its cash flows for each of the years in the two-year period then ended, and for the period from April 1, 1998 (date of inception) to June 30, 2007, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage; planned principal operations have not yet commenced. Management's plans in regard to these matters are also discussed in Note 2. Successful development of the Company is dependent upon its ability to obtain additional funding through contributions of equity or debt issuances. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN PLLC

October 10, 2007
Seattle, Washington

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

BALANCE SHEET
June 30, 2007

ASSETS

CURRENT ASSETS:
Cash	$1,089
Total Current Assets	1,089

AVAILABLE-FOR-SALE SECURITIES (Note 4)	526,775

LOANS RECEIVABLE (Note 5)	638,698

$1,166,562

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$101,339
Loan payable (Note 7)	10,000
Total Current Liabilities	111,339

STOCKHOLDERS’ EQUITY (Note 9):
Authorized:
100,000,000 shares of common stock, $0.001 par value
100,000,000 shares of preferred stock, $0.001 par value
Issued and outstanding:
37,597,890 shares of common stock	37,597
Additional paid-in capital	3,467,383
Deficit accumulated during the development stage	(2,762,082)
Accumulated other comprehensive income	312,325
1,055,223

$1,166,562

The accompanying notes are an integral part of these financial statements.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

			Period From
			Inception
			(April 1, 1998)
	Year Ended	Year Ended	Through
	June 30,	June 30,	June 30,
	2007	2006	2007

Revenues	$15,000	$50,000	$303,000

Administrative pre-opening and development expenses	(146,807)	(93,586)	(1,721,114)
Interest expense	-	-	(679,541)
Impairment of intangibles	(4,800)	-	(24,800)
Stock-based expenses	-	-	(624,000)
Realized loss on available-for-sale securities	-	-	(42,325)

Loss before interest income	(136,607)	(43,586)	(2,788,780)

Interest income	26,698	-	26,698

Net loss	(109,909)	(43,586)	(2,762,082)

Unrealized gain (loss) on available-for-sale securities	(27,725)	272,250	312,325

Comprehensive income (loss)	$(137,634)	$228,664	$(2,449,757)

Basic and diluted net income (loss) per common share	$(0.00)	$(0.00)

Weighted average number of outstanding shares	36,542,246	32,722,103

The accompanying notes are an integral part of these financial statements.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			Period From
			Inception
			(April 1, 1998)
	Year Ended	Year Ended	Through
	June 30,	June 30,	June 30,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(109,909)	$(43,586)	$(2,762,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	2,400	2,400	19,200
Compensation expense, options to nonemployees	-	-	504,000
Receipt of available-for-sale securities	-	(30,000)	(268,000)
Fair value of common stock issued over carrying amount of debt	-	-	120,000
Realized loss on sales of available-for-sale securities	-	-	42,325
Amortization of original issue discount	-	-	550,000
Impairment loss on intangibles	4,800	-	24,800
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(26,698)	-	(26,698)
Increase (decrease) in accounts payable and accrued liabilities	43,109	(153,944)	181,120
Increase in accrued interest payable	-	-	127,380
Increase in accounts payable, stockholders	-	25,000	369,346
Increase in due to stockholders	-	-	20,776
Net cash flows from operating activities	(86,298)	(200,130)	(1,097,833)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of available-for-sale securities	-	-	11,225
Advances under loan receivable agreements	(612,000)	-	(612,000)
Purchase of intangibles	-	-	(44,000)
Net cash flows from investing activities	(612,000)	-	(644,775)

CASH FLOWS FROM FINANCING ACTIVITIES:
Collection of subscription receivable	-	-	10,000
Issuance of common stock	673,000	289,500	1,292,269
Net proceeds from due to stockholders	-	-	348,928
Proceeds from (repayment of) loans payable	9,500	(72,790)	10,000
Issuance of convertible notes	-	-	82,500
Net cash flows from financing activities	682,500	216,710	1,743,697

Increase (decrease) in cash	(15,798)	16,580	1,089
Cash:
Beginning	16,887	307	-

Ending	$1,089	$16,887	$1,089

SUPPLEMENTAL CASH FLOWS INFORMATION:

Cash paid for interest	$-	$21	$2,182

NONCASH INVESTING AND FINANCING ACTIVITIES:

Stock issued for amount due to stockholders	$-	$28,125	$233,125
Stock issued for accounts payable	$-	$-	$10,000
Conversion of accounts payable, stockholders and due to stockholders
and issuance of subscription receivable for convertible notes	$-	$-	$467,500
Stock issued for conversion of notes payable	$-	$-	$550,000
Stock issued for accrued interest on notes payable	$-	$-	$127,381

The accompanying notes are an integral part of these financial statements.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY

								Deficit
			Additional	Amount			Accumulated	Accumulated
			Paid	Per		Stock	Other	During the
	Common Stock		In	Share/		Subscription	Comprehensive	Development
	Shares	Amount	Capital	Unit		Receivable	Income (Loss)	Stage

Balance, April 1, 1998	-	$-	$-		$		$-	$-
Net loss	-	-	-			-	-	(6,345)
Balance, June 30, 1998	-	-	-			-	-	(6,345)
Shares issued for cash - July and August 1998	891,000	891	16,929	0.02		-	-	-
Shares issued for cash - September 1998	10,000	10	99,990	10.00		-	-	-
Shares issued for cash - April 1999	1,841	2	55,228	30.00		-	-	-
Shares issued for receivable - April 1999	3,557	4	106,715	30.00		(106,719)	-	-
Payment on receivable	-	-	-			106,719	-	-
Net loss	-	-	-			-	-	(228,505)
Balance, June 30, 1999	906,398	907	278,862			-	-	(234,850)
Net loss	-	-	-			-	-	(174,236)
Balance, June 30, 2000	906,398	907	278,862			-	-	(409,086)
Net loss	-	-	-			-	-	(307,225)
Balance, June 30, 2001	906,398	907	278,862			-	-	(716,311)
Shares issued for stockholder debt - October 2001	25,000	25	274,975	11.00		-	-	-
Shares issued for cash - October 2001	6,250	6	49,994	8.00		-	-	-
Shares issued for stockholder debt - November 2001	25,000	25	49,975	2.00		-	-	-
Shares issued for accounts payable - November 2001	5,000	5	9,995	2.00		-	-	-
Shares issued for rounding up of fractional shares related to merger	451	-	-
Stock option compensation expense	-	-	504,000			-	-	-
Net loss	-	-	-			-	-	(840,330)
Balance, June 30, 2002	968,099	968	1,167,801			-	-	(1,556,641)
Beneficial conversion of convertible notes issued – January 2003 to June 2003	-	-	550,000			-	-	-
Net loss	-	-	-			-	-	(225,141)
Other comprehensive loss on available-for-sale securities	-	-	-			-	(48,000)	-
Balance, June 30, 2003	968,099	968	1,717,801			-	(48,000)	(1,781,782)

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY

							Deficit
			Additional	Amount		Accumulated	Accumulated
			Paid	Per	Stock	Other	During the
	Common Stock		In	Share/	Subscription	Comprehensive	Development
	Shares	Amount	Capital	Unit	Receivable	Income (Loss)	Stage

Shares issued for conversion of note payable – April 23, 2004	1,000,000	1,000	19,000	0.02	-	-	-
Shares issued for accrued interest on note payable – April 23, 2004	8,901	9	2,583	0.29	-	-	-
Net loss	-	-	-		-	-	(278,135)
Other comprehensive gain on available-for-sale securities	-	-	-		-	128,000	-
Balance, June 30, 2004	1,977,000	1,977	1,739,384		-	80,000	(2,059,917)
Shares issued for conversion of notes payable – May 26, 2005 to June 27, 2005	26,500,000	26,500	503,500	0.02	-	-	-
Shares issued for accrued interest on notes payable – May 26, 2005 to June 27, 2005	2,300,646	2,301	46,013	0.021	-	-	-
Shares issued for accrued interest on notes payable – May 26, 2005 to June 27, 2005	1,514,286	1,514	51,486	0.035	-	-	-
Shares issued for accrued interest on notes payable – May 26, 2005 to June 27, 2005	72,848	73	2,987	0.042	-	-	-
Shares issued for accrued interest on notes payable – May 26, 2005 to June 27, 2005	42,869	43	4,758	0.112	-	-	-
Shares issued for accrued interest on notes payable – May 26, 2005 to June 27, 2005	67,551	67	7,971	0.119	-	-	-
Shares issued for accrued interest on notes payable – May 26, 2005 to June 27, 2005	90,190	90	7,486	0.084	-	-	-
Net loss	-	-	-		-	-	(548,670)
Other comprehensive loss on available-for-sale securities	-	-	-		-	(12,200)	-
Balance, June 30, 2005	32,565,390	32,565	2,363,585		-	67,800	(2,608,587)
Shares issued for cash –June 2006	2,412,500	2,413	287,087	0.12	-	-	-
Shares issued for stockholder accounts payable –June 2006	187,500	187	146,143		-	-	-
Net loss	-	-	-		-	-	(43,586)
Other comprehensive gain on available-for-sale securities	-	-	-		-	272,250	-
Balance, June 30, 2006	35,165,390	35,165	2,796,815		-	340,050	(2,652,173)

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY

							Deficit
			Additional	Amount		Accumulated	Accumulated
			Paid	Per	Stock	Other	During the
	Common Stock		In	Share/	Subscription	Comprehensive	Development
	Shares	Amount	Capital	Unit	Receivable	Income (Loss)	Stage

Shares issued for cash –November 2006	2,000,000	2,000	498,000	0.25	-	-	-
Shares issued for cash –January 2007	432,500	432	103,368	0.40	-	-	-
Issuance of warrants –January 2007	-	-	69,200		-	-	-
Net loss	-	-	-		-	-	(109,909)
Other comprehensive loss on available-for-sale securities	-	-	-		-	(27,725)	-
Balance, June 30, 2007	37,597,890	$37,597	$3,467,383		$-	$312,325	$(2,762,082)

The accompanying notes are an integral part of these financial statements.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

1.	History and Organization of the Company

NorPac Technologies, Inc. (the Company) was originally incorporated on April 1, 1998 in the state of Minnesota. On July 12, 2004 the Company was reorganized and became a Nevada Corporation. The Company was formed to act as a holding company for manufacturing companies and since inception, has devoted its efforts to raising capital and pre-opening activities. The Company previously owned a patent for a self-chilling beverage container and related component parts in the United States and certain foreign countries. Subsequent to June 30, 2007, the Company determined that the patents for the Cool Can Technology have expired. As a result, management has decided to abandon the development of the Cool Can Technology and is in the process of reorganizing the Company’s business and is in the process of seeking and evaluating alternative business opportunities.

On November 7, 2006, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) for a merger with Nextdigital Corp. (“Nextdigital”), a Nevada company engaged in the provision of smart card solutions to the international marketplace. Under the terms of the Merger Agreement, the Company would have merged with Nextdigital and changed its name to Nextdigital Corporation. The Merger Agreement also provided that the Company would have issued one share of the Company’s common stock in exchange for each outstanding share of common stock of Nextdigital. At the Merger Agreement date, Nextdigital had 21,421,600 shares of common stock outstanding. On February 15, 2007 the Company received notice from Nextdigital that it was electing not to proceed with the Merger Agreement because it believed its shareholders would not approve it. During the year ended June 30, 2007, the Company made advances to Nextdigital amounting to $612,000 under a series of unsecured loan agreements. The Company is presently negotiating with Nextdigital the repayment of all amounts loaned to Nextdigital, and intends to continue to pursue its development of the Cool Can Technology (see Note 5).

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

The financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States and are stated in U.S. dollars. The significant accounting policies adopted by the Company are as follows:

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

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. As of June 30, 2007 and 2006, cash and cash equivalents consists of cash only.

	(d)	Loan receivable

Loans receivable are reported at outstanding principal balance adjusted for any charge-offs and the reserve for loan losses. Management does not believe a reserve for loan losses is necessary at June 30, 2007. When determining the reserve for loan losses, management considers if any events or changes in circumstances indicate uncollectibility. When a loan is determined to be uncollectible, it is charged against the loss reserve. Loans are not collateralized. Because of inherent uncertainties in estimating the reserve for loan losses, it is at least reasonably possible that the estimates used will change in the near term. Interest on loans is recognized when earned. Interest on loans is generally not recognized when loans become past due. Thereafter, no interest is taken into income until such time as the borrower demonstrates the ability to resume payments. There were no past due loans at June 30, 2007. Based on current loan interest rates, management does not believe exposure to interest rate sensitivity is significant. Management periodically reviews loans outstanding to determine if any loans are impaired. Impaired loans, if any, are adjusted to estimated net realized value through the loan loss reserve.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

3.	Significant Accounting Policies (continued)

	(e)	Intangible assets

Intangible assets are recorded at cost. Amortization is calculated using the straight-line method over 10 years. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews all long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

	(f)	Advertising expenses

The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for the years ended June 30, 2007 and 2006.

	(g)	Income taxes

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

	(h)	Fair value of financial instruments

The Company's financial instruments consist of cash, available-for-sale securities, loans receivable, accounts payable and accrued liabilities and loan payable. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments, other than available-for-sale securities, approximates their carrying values because of the short-term nature of these financial instruments. Available-for-sale securities are recorded at their fair market values determined by quoted market prices.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

3.	Significant Accounting Policies (continued)

(i) Stock-based compensation

Effective January 1, 2006, the Company adopted SFAS123(R), "Share-Based Payment," and related interpretations which superseded Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method, which requires the Company to recognize compensation expense on a prospective basis. The fair value of stock-based compensation is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized for stock-based awards in footnote disclosures required under SFAS 123, “Accounting for Stock-Based Compensation.” Prior to January 1, 2006, the Company accounted for share-based compensation under the recognition and measurement provisions of APB Opinion 25, as permitted by SFAS 123. Under APB Opinion 25, compensation expense was recorded using the intrinsic method where compensation expense under fixed term option plans was recorded at the date of grant only to the extent that the market value of the underlying stock at the date of grant exceeded the exercise price. As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s net loss for the years ended June 30, 2007 and 2006 were no different than if it had continued to account for stock-based compensation under SFAS 123. Basic and diluted loss per share for the years ended June 30, 2007 and 2006 were no different than if it had continued to account for share-based compensation under SFAS 123.

The following table shows the pro forma effect on net loss and net loss per common share, had compensation expense been determined based on the fair value at the award grant date, in accordance with SFAS 123:

		Period From
		Inception (April 1,
	Year Ended	1998) Through
	June 30,	June 30,
	2006	2007

Net loss	$(43,586)	$(2,772,082)

Pro forma net loss	$(43,586)	$(2,820,082)

Stock based compensation
As reported	$-	$504,000
Proforma	$-	$552,000

Basic and diluted net loss per common share
As reported	$(0.00)
Pro forma	$(0.00)

There were no options granted or vested during the years ended June 30, 2007 and 2006.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

3.	Significant Accounting Policies (continued)

	(j)	Loss per common share

Basic net loss per share is computed by dividing the net loss for the year by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive securities. As of June 30, 2007, the 432,500 warrants outstanding have been excluded from diluted net income (loss) per common share as they were anti-dilutive. As of June 30, 2006, there were no potentially dilutive securities outstanding.

	(k)	Comprehensive loss

The Company has adopted SFAS 130, “Reporting Comprehensive Income,” which establishes guidelines for the reporting and display of comprehensive income (loss) and its components in financial statements. Comprehensive loss consists of the Company’s net loss and unrealized gain (loss) on available-for-sale securities.

	(l)	Development stage

The Company is a development stage company as defined in SFAS 7, “Accounting and Reporting by Development Stage Enterprises,” as it is devoting substantially all of its efforts to establish a new business and planned principal operations have not yet commenced.

	(m)	Recent accounting pronouncements

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of SFAS 133 and 140.” SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS 155 clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September15, 2006. The Company does not expect that this Statement will have a material impact on their financial position, results of operations or cash flows.

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

(m) Recent accounting pronouncements (continued)

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

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits an instrument election to account for selected financial assts and liabilities at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted as of January 1, 2007. The Company is currently evaluating the impact of SFAS 159 will have on the Statements of Operations and Balance Sheet.

In June 2007, the Emerging Issues Task Force (“EITF”) of the FASB issued EITF Issue No. 07-03,“Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities,” which is effective for fiscal years beginning after December 15, 2007. EITF Issue No. 07-03 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed. The Company does not expect the adoption of EITF Issue No 07-03 to have a material impact on the financial results of the Company.

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

		Gross	Gross
	Aggregate	unrealized	unrealized
	fair value	gains	losses	Cost

Equity securities – June 30, 2007	$526,775	$312,325	$-	$214,450

In November 2002, the Company received securities valued at $63,000. Pursuant to the license agreement described in Note 14, the Company received additional securities valued at $175,000 in November 2003, and securities valued at $30,000 in January 2006. Securities with a cost of $53,550 were sold prior to July 1, 2005. There were no sales of available-for-sale securities during the years ended June 30, 2007 and 2006.

The Company’s net unrealized holding gain (loss) was $(27,725) and $272,250 for the years ended June 30, 2007 and 2006, respectively. The reclassification adjustment was $0 and $0 for the years ended June 30, 2007 and 2006, respectively and $40,800 for the period from inception through June 30, 2007. On an ongoing basis, the Company evaluates its investment in available-for-sale securities if a decline in fair value is other than temporary. There have been no other-than-temporary declines in fair value through June 30, 2007.

At June 30, 2007, the Company held 5,545,000 common shares of Balsam Ventures, Inc. (“Balsam”) for an ownership percentage of 15.3% . This investment in Balsam was not accounted for under the equity method in accordance with APB Opinion 18, “The Equity Method of Accounting for Investments in Common Stock,” because the Company is unable to exercise significant influence over the operating and financial policies of the investee.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

5.	Loans Receivable

During the year ended June 30, 2007, several unsecured loans were granted to Nextdigital, totaling $612,000. The loans bear interest at 8% per annum and are due as follows:

Grant Date	Principal	Due Date

November 7, 2006	$100,000	November 7, 2008
November 20, 2006	75,000	November 20, 2008
December 4, 2006	275,000	December 4, 2008
January 30, 2007	162,000	January 30, 2009
	$612,000
Accrued Interest receivable	26,698
	$638,698

Interest income related to these loans receivable for the year ended June 30, 2007 totaled $26,698.

As discussed in Note 1, the Merger Agreement with Nextdigital was terminated. The Company is presently negotiating with Nextdigital the repayment of all amounts loaned to Nextdigital. Principal payments under all loan agreements are due during the year ended June 30, 2009.

6.	Intangible Assets

A United States patent for a self-chilling beverage container and related component parts was obtained by a founding stockholder on March 11, 1997. During 1998, the patent and patent holder rights thereunder were sold to the Company for $1. Subsequent costs in June 1999 of $24,000 to file foreign patent applications were similarly capitalized. Subsequent to June 30, 2007, the Company determined that the patents for the Cool Can Technology have expired. As such, an impairment loss of $4,800 was recorded for the year ended June 30, 2007.

	2007	2006

Patent	$-	$24,000

Accumulated amortization	-	(16,800)

Net book value	$-	$7,200

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

6.	Intangible Assets (continued)

In April 2001, the Company acquired a patent pending from certain stockholders which expanded on the patent described above. The acquisition agreement required the payment by the Company to the stockholders of $20,000. In addition, the Company was to issue to the stockholders: (i) 7,500 shares of the Company’s common stock upon the grant of a patent in connection with the acquired patent pending; and (ii) an additional 4,500 shares for each country in respect of which the Company grants a license of the acquired technology, for the first ten countries, and 3,000 shares for each additional country, to a maximum of 75,000 shares under the acquisition agreement. The Company was to also pay an ongoing royalty to the stockholders based on sales of products incorporating the technology as follows: (i) 4.5% of gross profits achieved by the Company on products incorporating the technology; and (ii) 15% of any licensing revenues or royalty payments earned by the Company on licenses of the acquired technology. The Company had agreed to use its best efforts to commercialize the acquired technology and to apply to the United States Patent Office for a grant of a patent relating to the patent pending. The agreement was cancelled due to the Company’s default under the agreement on June 14, 2003 and as such, an impairment loss of $20,000 was recorded for the year ended June 30, 2003.

7.	Loan Payable

During the year ended June 30, 2007, a loan was granted from a third party for $10,000. The loan is unsecured, non-interest bearing, and due on demand.

During the year ended June 30, 2006, several loans were granted from and repaid to a third party. The balance due at June 30, 2006 was $500. During the year ended June 30, 2007, the loan was repaid. The loans were unsecured, non-interest bearing, and due on demand.

8.	Related Party Transactions

Consulting fees paid to an officer and director totaled $12,000 and $2,500 for the years ended June 30, 2007 and 2006, respectively. Consulting fees paid to an officer and director from inception through June 30, 2007 totaled $14,500.

Consulting fees paid to a former officer and director totaled $0 and $30,000 for the years ended June 30, 2007 and 2006, respectively. Consulting fees paid to a former officer and director from inception through June 30, 2007 totaled $588,000. During the period of inception through June 30, 2007, a former officer and director settled accounts payable of $146,330 in exchange for 187,500 common shares of the Company with a fair value of $28,125. The difference between the carrying amount of the accounts payable and the fair value of the common shares issued of $118,205 was recorded as an increase to additional paid in capital.

At June 30, 2007, included in accounts payable and accrued liabilities was $50, owed to a former officer and director of the Company.

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

On January 5, 2007, the Company issued 432,500 units at a price of $0.40 per unit for total proceeds of $173,000. Each unit consists of one share of the Company’s common stock and one share purchase warrant. Each warrant entitles the holder to purchase an additional share of the Company’s common stock at a price of $0.40 per share and expires January 5, 2008. The relative fair value of the common stock was estimated to be approximately $103,800 and the relative fair value of the warrants was estimated to be approximately $69,200 as determined based on the relative fair value allocation of the proceeds received. The warrants were valued using the Black-Scholes option pricing model.

10.	Stock Options

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

Information relating to stock options is as follows:

	Number of	Weighted
	Shares	Average
		Exercise
Under option, June 30, 2001	177,500	$7.50
Granted	30,000	0.50
Exercised – conversion of debt and accounts payable	(55,000)	1.50
Cancelled	(27,500)	3.00
Under option, June 30, 2002	125,000	2.65
Expired	(100,000)	2.20
Cancelled	(25,000)	3.00
Under option, June 30, 2003	-	-
Granted	-	-
Expired	-	-
Cancelled	-	-
Under option, June 30, 2007	-	-

During the year ended June 30, 2002, based on the decrease in the market price of the Company’s common stock, the Company re-priced its stock options. There was no accounting consequence or compensation for the options repriced. All outstanding options were cancelled or expired during the year ended June 30, 2003. Subsequent to June 30, 2007, the Company terminated the 2000 Stock Option Plan.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

11.	Warrants

The following is a summary of warrants outstanding at June 30, 2007:

Date	Issued	Oustanding	Exercise Price	Expiry Date

January 5, 2007	432,500	432,500	$ 0.40	January 5, 2008

12.	Segment Information

The Company’s business is considered as operating in one segment based upon the Company’s organization structure, the way in which the operation is managed and evaluated, the availability of separate financial results and materiality considerations.

13.	Income Taxes

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

The benefit for income taxes differs from the amount computed by applying the U.S. federal income tax rate to loss before income taxes for the years ended June 30, as follows:

	2007	2006

Expected tax benefit at statutory rate	$(40,769)	$(14,819)
State tax effects	(7,195)	(2,615)
Increase in valuation allowance	47,964	17,434

	$-	$-

Tax law provides for limitation on the use of future loss carryovers should significant ownership changes occur.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

13.	Income Taxes (continued)

The following is a summary of deferred taxes at June 30:

	2007	2006

Deferred tax assets:
Deferred pre-opening costs	$(1,138,089)	$(1,090,125)
Valuation allowance	1,138,089	1,090,125

	$-	$-

14.	License Agreement

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

The consideration for the Extension Agreement was as follows:

	1.	Balsam issued to the Company 500,000 restricted shares of its common stock; and

	2.	Balsam paid the Company $20,000.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

14.	License Agreement (continued)

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

In June, 2007, the Company notified Balsam that its intellectual property rights to the Cool Can Technology possibly expired. As a result, Balsam suspended payment of the minimum royalty amounts required under the Agreement effective April 1, 2007. Subsequent to June 30, 2007, the Company determined that the patents for the Cool Can Technology have expired. Balsam has advised the Company that they intend to terminate the Agreement. The Company is currently negotiating with Balsam to settle their rights under the Agreement.

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

There were no changes in our internal control over financial reporting during the year ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.              OTHER INFORMATION.

None.

PART III

ITEM 9.                DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following information sets forth the name of our sole officer and director, his present positions with our company, and his biographical information.

Name of Director	Age	Position

John P. Thornton	74	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director

JOHN P. THORNTON. Effective April 18, 2006, John P. Thornton was appointed as a member of our board of directors. Mr. Thornton was appointed as our Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer as of June 7, 2006. Mr. Thornton has been a self-employed businessman and consultant in the securities industry in the Vancouver, British Columbia area since 1986. During the past five years, Mr. Thornton served as a director of several U.S. and Canadian public companies listed on TSX Venture Exchange, Canadian Venture Exchange, and Over-the-Counter Bulletin Board (“OTCBB”) including:

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

Committees of the Board Of Directors

We currently have only one director. As such, we do not currently have an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees.

Audit Committee Financial Expert

Our sole director does not qualify as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B. Our sole director believes that attracting and retaining additional board members that could be classified as an "audit committee financial expert" is not practical at this time due to the high cost of such director candidates.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish us with copies of all forms they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us, other than as described below, no other reports were required for those persons. We believe that, during the year ended June 30, 2007, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

ITEM 10.                EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(a)(2) of Regulation S-B, during the fiscal year ended June 30, 2007

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen- sation	Non- qualified Deferred Compen- sation Earnings	All Other Compen- sation ($)	Total ($)
John P. Thornton President, CEO, CFO, Secretary and Treasurer	2007	12,000	-	-	-	-	-	-	12,000

OUTSTANDING AWARDS AT FISCAL YEAR-END

As of the date of this Annual Report, we do not have any outstanding stock option or stock appreciation rights issued to any of our Named Executive Officers.

EMPLOYMENT CONTRACTS

We have no employment contracts, termination of employment or change-in-control arrangements with Mr. Thornton, our sole executive officer and director. We currently pay Mr. Thornton a fee of $1,000 per month for acting as our sole executive officer and director.

ITEM 11.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of October 1, 2007 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) named executive officers, and (iv) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (1)
Directors and Officers
Common Stock	John P. Thornton President, CEO, CFO, Secretary, Treasurer and Director 12500 Brunswick Place Richmond, BC V7E 6J3	3,000,000 Direct	8.0%
Common Stock	All Officers and Directors as a Group (1 person)	3,000,000	8.0%
Holders of More than 5% of our Common Stock
Common Stock	John P. Thornton President, CEO, CFO, Secretary, Treasurer and Director 12500 Brunswick Place Richmond, BC V7E 6J3	3,000,000 Direct	8.0%

Notes
(1)

Applicable percentage of ownership is based on 37,597,890 shares of common stock issued and outstanding as of October 1, 2007, together with securities exercisable or convertible into shares of common stock within 60 days of October 1, 2007 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of October 1, 2007 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Change in Control

We are not aware of any arrangement that might result in a change in control in the future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as at June 30, 2007.

EQUITY COMPENSATION PLAN INFORMATION AS AT JUNE 30, 2007
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	Nil	N/A	Nil
Equity Compensation Plans not approved by security holders	Nil	N/A	5,639,684
Total	Nil	N/A	5,639,684

The information provided above relates to our 2000 Stock Option Plan. Subsequent to our year end, our sole director resolved to cancel our 2000 Stock Option Plan. As of the date of filing of this Annual Report, we did not have any authorized equity compensation plans.

ITEM 12.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Mr. Leitch, our former President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer, and a director, acted as a management consultant to our company and had been paid under the arrangement the sum of $8,500 per month until September 30, 2002. As of January 1, 2003 Mr. Leitch received $5,000 per month for his management consulting services provided to our company until his resignation as our officers and director on June 7, 2006. Consulting fees for services provided by Mr. Leitch from inception through June 7, 2007, totaled $588,000.

Consulting fees paid to Mr. Leitch totaled $nil and $30,000 for the years ended June 30, 2007 and June 30, 2006, respectively. During the year ended June 30, 2006, Mr. Leitch settled accounts payable $146,330 in exchange for 187,500 common shares of the Company with a fair value of $28,125.

DIRECTOR INDEPENDENCE

Our common stock is quoted on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Our sole director is John Thornton, who also acts as our sole executive officer. Accordingly, we do not have any independent directors.

As a result of our limited operating history and minimal resources, we believe that we will have difficulty in attracting independent directors. In addition, we would likely be required to obtain director and officer insurance coverage in order to attract and retain independent directors. Our management believes that the costs associated with maintaining such insurance is prohibitive at this time.

ITEM 13.                EXHIBITS.

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation and Bylaws.(1)

3.2	Articles of Merger.(3)

3.3	Bylaws as amended.(3)

4.1	Form of Warrant Certificate dated January 5, 2007.(8)

10.1	Exclusive License Agreement dated for reference November 30, 2003 between Balsam Ventures, Inc., and Cool Can Technologies Inc.(2)

10.2	Agreement and Plan of Merger Agreement dated effective May 21, 2004 among Cool Can Technologies, Inc. and NorPac Technologies, Inc.(4)

10.3	Extension Agreement dated as of January 14, 2006 between NorPac Technologies, Inc. and Balsam Ventures, Inc.(5)

10.4	Agreement and Plan of Merger dated November 7, 2006 among NorPac Technologies, Inc., Nextdigital Corp. and Nextdigital Acquisition Corp.(6)

10.5	Loan Agreement dated November 7, 2006 between NorPac Technologies, Inc. and Nextdigital Corp.(6)

10.6	Promissory Note executed by Nextdigital Corp. in favor of NorPac Technologies, Inc.(6)

10.7	Loan Agreement dated December 4, 2006 between NorPac Technologies, Inc. and Nextdigital Corp.(7)

10.8	Promissory Note executed by Nextdigital Corp. in favor of NorPac Technologies, Inc.(7)

10.9	Loan Agreement dated January 30, 2007 between NorPac Technologies, Inc. and Nextdigital Corp.(9)

10.10	Promissory Note executed by Nextdigital Corp. in favor of NorPac Technologies, Inc.(9)

10.11	Loan Agreement dated November 20, 2006 between NorPac Technologies, Inc. and Nextdigital Corp.(10)

10.12	Promissory Note executed by Nextdigital Corp. in favor of NorPac Technologies, Inc.(10)

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:
(1)	Filed with the SEC as an exhibit to our Registration Statement on Form 10SB originally filed on August 26, 1999, as amended.
(2)	Filed with the SEC on January 9, 2004 as an exhibit to our Current Report on Form 8-K.
(3)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB for the fiscal period ended September 30, 2003.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed July 8, 2004.
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed January 19, 2006.
(6)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed November 13, 2006.
(7)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed December 7, 2006.
(8)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed January 11, 2007.
(9)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed February 5, 2007.
(10)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed February 20, 2007.

ITEM 14.                PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended June 30, 2007 and 2006 for professional services rendered by the principal accountant for the audit of the Corporation’s annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended June 30, 2007	Year Ended June 30, 2006
Audit Fees	$34,400	$10,735
Audit Related Fees
Tax Fees	-	-
All Other Fees	-	-
Total	$34,400	$10,735

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORPAC TECHNOLOGIES, INC.

Date:	October 15, 2007	/s/ John P. Thornton
JOHN P. THORNTON
Chief Executive Officer and Chief Financial Officer
President, Secretary, and Treasurer
(Principal Executive Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	October 15, 2007	/s/ John P. Thornton
JOHN P. THORNTON
Chief Executive Officer and Chief Financial Officer
President, Secretary, and Treasurer
(Principal Executive Officer and Principal Accounting Officer)
Director