Form 10QSB
period 2007-09-30
NORPAC TECHNOLOGIES, INC.
filed 2007-11-14
CIK 1067286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended September 30, 2007

[ ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from _____to _____

COMMISSION FILE NUMBER 000-27147

NORPAC TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	95-4705831
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 410 - 103 East Holly Street, Bellingham, WA 98225
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 5, 2007, the issuer had 37,597,890 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

(Unaudited)

SEPTEMBER 30, 2007

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

BALANCE SHEET
(unaudited)

September 30,
2007
ASSETS

CURRENT ASSETS:
Cash	$454
Total Current Assets	454

AVAILABLE-FOR-SALE SECURITIES (Note 4)	332,700

LOANS RECEIVABLE (Note 5)	651,039

$984,193

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$136,544
Loans payable (Note 7)	15,000
Total Current Liabilities	151,544

STOCKHOLDERS’ EQUITY (Note 9):
Authorized:
100,000,000 shares of common stock, $0.001 par value
100,000,000 shares of preferred stock, $0.001 par value
Issued and outstanding:
37,597,890 shares of common stock	37,597
Additional paid-in capital	3,467,383
Deficit accumulated during the development stage	(2,790,581)
Accumulated other comprehensive income	118,250
832,649

$984,193

The accompanying notes are an integral part of these financial statements.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)

			Period From
			Inception
			(April 1, 1998)
	Three Months Ended		Through
	September 30,		September 30,
	2007	2006	2007

Revenues	$-	$-	$303,000

Administrative pre-opening and development expenses	(40,840)	(34,129)	(1,761,954)
Interest expense	-	-	(679,541)
Impairment of intangibles	-	-	(24,800)
Stock-based expenses	-	-	(624,000)
Realized loss on available-for-sale securities	-	-	(42,325)

Loss before interest income	(40,840)	(34,129)	(2,829,620)

Interest income	12,341	-	39,039

Net loss	(28,499)	(34,129)	(2,790,581)

Unrealized gain (loss) on available-for-sale securities	(194,075)	(166,350)	118,250

Comprehensive loss	$(222,574)	$(200,479)	$(2,672,331)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Weighted average number of outstanding shares	37,597,890	35,165,390

The accompanying notes are an integral part of these financial statements.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(unaudited)

			Period From
			Inception
			(April 1, 1998)
	Three Months Ended		Through
	September 30,		September 30,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,499)	$(34,129)	$(2,790,581)
Adjustments to reconcile net loss to net cash flows from operating activities:
Amortization expense	-	600	19,200
Compensation expense, options to nonemployees	-	-	504,000
Receipt of available-for-sale securities	-	-	(268,000)
Fair value of common stock issued over carrying amount of debt	-	-	120,000
Realized loss on sales of available-for-sale securities	-	-	42,325
Amortization of original issue discount	-	-	550,000
Impairment loss on intangibles	-	-	24,800
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(12,341)	-	(39,039)
Increase in accounts payable and accrued liabilities	35,205	21,852	216,325
Increase in accrued interest payable	-	-	127,380
Increase in accounts payable, stockholders	-	-	369,346
Increase in due to stockholders	-	-	20,776
Net cash flows from operating activities	(5,635)	(11,677)	(1,103,468)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of available-for-sale securities	-	-	11,225
Advances under loan receivable agreements	-	-	(612,000)
Purchase of intangibles	-	-	(44,000)
Net cash flows from investing activities	-	-	(644,775)

CASH FLOWS FROM FINANCING ACTIVITIES:
Collection of subscription receivable	-	-	10,000
Issuance of common stock	-	-	1,292,269
Net proceeds from due to stockholders	-	-	348,928
Proceeds from (repayment of) loans payable	5,000	(500)	15,000
Issuance of convertible notes	-	-	82,500
Net cash flows from financing activities	5,000	(500)	1,748,697

Increase (decrease) in cash	(635)	(12,177)	454
Cash:
Beginning	1,089	16,887	-

Ending	$454	$4,710	$454

SUPPLEMENTAL CASH FLOWS INFORMATION:

Cash paid for interest	$-	$-	$2,182

NONCASH INVESTING AND FINANCING ACTIVITIES:

Stock issued for amount due to stockholders	$-	$-	$233,125
Stock issued for accounts payable	$-	$-	$10,000
Conversion of accounts payable, stockholders and due to stockholders
and issuance of subscription receivable for convertible notes	$-	$-	$467,500
Stock issued for conversion of notes payable	$-	$-	$550,000
Stock issued for accrued interest on notes payable	$-	$-	$127,381

The accompanying notes are an integral part of these financial statements.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(unaudited)

1.	History and Organization of the Company

NorPac Technologies, Inc. (the “Company”) was originally incorporated on April 1, 1998 in the state of Minnesota. On July 12, 2004 the Company was reorganized and became a Nevada Corporation. The Company was formed to act as a holding company for manufacturing companies and since inception, has devoted its efforts to raising capital and pre-opening activities. The Company previously owned a patent for a self-chilling beverage container and related component parts (the “Cool Can Technology”) in the United States and certain foreign countries. Subsequent to September 30, 2007, the Company determined that the patents for the Cool Can Technology have expired. As a result, management has decided to abandon the development of the Cool Can Technology and is in the process of reorganizing the Company’s business and is seeking and evaluating alternative business opportunities.

On November 7, 2006, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) for a merger with Nextdigital Corp. (“Nextdigital”), a Nevada company engaged in the provision of smart card solutions to the international marketplace. Under the terms of the Merger Agreement, the Company would have merged with Nextdigital and changed its name to Nextdigital Corporation. The Merger Agreement also provided that the Company would have issued one share of the Company’s common stock in exchange for each outstanding share of common stock of Nextdigital. At the Merger Agreement date, Nextdigital had 21,421,600 shares of common stock outstanding. On February 15, 2007 the Company received notice from Nextdigital that it was electing not to proceed with the Merger Agreement because it believed its shareholders would not approve it. During the year ended June 30, 2007, the Company made advances to Nextdigital amounting to $612,000 under a series of unsecured loan agreements. The Company is presently negotiating with Nextdigital the repayment of all amounts loaned to Nextdigital (see Note 5).

The Company is considered to be in the development stage. The accompanying financial statements represent those of a development stage enterprise and therefore, are subject to the usual business risks of development stage companies. The Company has had no significant revenue from operations. Research and development costs are expensed as incurred.

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information. The accompanying financial statements do not include all information and footnote disclosures required for a complete presentation prepared under accounting principles generally accepted in the United States. The interim period financial statements should be read together with the audited financial statements and the accompanying notes for the year ended June 30, 2007 included in the Company’s annual report on form 10-KSB. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows as of September 30, 2007 and for all periods presented have been included. Interim results for the period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

(c) Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. As of September 30, 2007, cash and cash equivalents consists of cash only.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(unaudited)

3.	Significant Accounting Policies (continued)

(d) Loans receivable

Loans receivable are reported at the outstanding principal balance adjusted for any charge-offs and reserve for loan losses. Management does not believe a reserve for loan losses is necessary at September 30, 2007. When determining the reserve for loan losses, management considers if any events or changes in circumstances indicate uncollectibility. When a loan is determined to be uncollectible, it is charged against the loss reserve. Loans are not collateralized. Because of inherent uncertainties in estimating the reserve for loan losses, it is at least reasonably possible that the estimates used will change in the near term. Interest on loans is recognized when earned. Interest on loans is generally not recognized when loans become past due. Thereafter, no interest is taken into income until such time as the borrower demonstrates the ability to resume payments. There were no past due loans at September 30, 2007. Based on current loan interest rates, management does not believe exposure to interest rate sensitivity is significant. Management periodically reviews loans outstanding to determine if any loans are impaired. Impaired loans, if any, are adjusted to estimated net realized value through the loan loss reserve.

(e) Intangible assets

Intangible assets are recorded at cost. Amortization is calculated using the straight-line method over the useful lives of the assets. In accordance with Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews all long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

(g) Fair value of financial instruments

The Company's financial instruments consist of cash, available-for-sale securities, loans receivable, accounts payable and accrued liabilities and loans payable. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments, other than available-for-sale securities, approximates their carrying values because of the short-term nature of these financial instruments. Available-for-sale securities are recorded at their fair market values determined by quoted market prices.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(unaudited)

3.	Significant Accounting Policies (continued)

(h) Advertising expenses

The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for the periods ended September 30, 2007 and 2006.

(i) Stock-based compensation

Effective January 1, 2006, the Company adopted SFAS123(R), "Share-Based Payment," and related interpretations which superseded Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method, which requires the Company to recognize compensation expense on a prospective basis. The fair value of stock-based compensation is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized for stock-based awards in footnote disclosures required under SFAS 123, “Accounting for Stock-Based Compensation.” Prior to January 1, 2006, the Company accounted for share-based compensation under the recognition and measurement provisions of APB Opinion 25, as permitted by SFAS 123. Under APB Opinion 25, compensation expense was recorded using the intrinsic method where compensation expense under fixed term option plans was recorded at the date of grant only to the extent that the market value of the underlying stock at the date of grant exceeded the exercise price. As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s net loss for the period ended September 30, 2007 and 2006 were no different than if it had continued to account for stock-based compensation under SFAS 123. Basic and diluted loss per share for the periods ended September 30, 2007 and 2006 were no different than if it had continued to account for share-based compensation under SFAS 123.

The following table shows the pro forma effect on net loss had compensation expense been determined based on the fair value at the award grant date, in accordance with SFAS 123:

Period From
Inception (April 1,
1998) Through
September 30,
2007

Net loss	$(2,790,581)

Pro forma net loss	$(2,838,581)

Stock based compensation
As reported	$504,000
Proforma	$552,000

There were no options granted or vested during the three months ended September 30, 2007 and 2006.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(unaudited)

3.	Significant Accounting Policies (continued)

(j) Loss per common share

Basic net loss per share is computed by dividing the net loss for the year by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive securities. As of September 30, 2007, the 432,500 warrants outstanding have been excluded from diluted net loss per common share as they were anti-dilutive.

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

(m) Recent accounting pronouncements

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of SFAS 109.” This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 effective July 1, 2007 and there was no impact on financial position, results of operations or cash flows.

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

(m) Recent accounting pronouncements (continued)

In June 2007, the Emerging Issues Task Force (“EITF”) of the FASB issued EITF Issue No. 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities,” which is effective for fiscal years beginning after December 15, 2007. EITF Issue No. 07-03 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed. The Company does not expect the adoption of EITF Issue No 07-03 to have a material impact on the financial results of the Company.

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

		Gross	Gross
	Aggregate	unrealized	unrealized
	fair value	gains	losses	Cost

Equity securities – September 30, 2007	$332,700	$118,250	$-	$214,450

In November 2002, the Company received securities valued at $63,000. Pursuant to the license agreement described in Note 14, the Company received additional securities valued at $175,000 in November 2003, and securities valued at $30,000 in January 2006. Securities with a cost of $53,550 were sold prior to July 1, 2005. There were no sales of available-for-sale securities during the three months ended September 30, 2007 and 2006.

The Company’s net unrealized holding loss was $194,075 and $166,350 for the three months ended September 30, 2007 and 2006, respectively. The reclassification adjustment was $0 and $0 for the three months ended September 30, 2007 and 2006, respectively and $40,800 for the period from inception through September 30, 2007. On an ongoing basis, the Company evaluates its investment in available-for-sale securities if a decline in fair value is other than temporary. There have been no other-than-temporary declines in fair value through September 30, 2007.

At September 30, 2007, the Company held 5,545,000 common shares of Balsam Ventures, Inc. (“Balsam”) for an ownership percentage of 15.3% . This investment in Balsam was not accounted for under the equity method in accordance with APB Opinion 18, “The Equity Method of Accounting for Investments in Common Stock,” because the Company is unable to exercise significant influence over the operating and financial policies of the investee.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(unaudited)

5.	Loans Receivable

During the year ended June 30, 2007, several unsecured loans were granted to Nextdigital, totaling $612,000. The loans bear interest at 8% per annum and are due as follows:

Grant Date	Principal	Due Date

November 7, 2006	$100,000	November 7, 2008
November 20, 2006	75,000	November 20, 2008
December 4, 2006	275,000	December 4, 2008
January 30, 2007	162,000	January 30, 2009
	$612,000
Accrued Interest receivable	39,039
	$651,039

Interest income related to these loans receivable for the three months ended September 30, 2007 and 2006 totaled $12,341 and $0, respectively and $39,039 for the period from inception through September 30, 2007.

As discussed in Note 1, the Merger Agreement with Nextdigital was terminated. The Company is presently negotiating with Nextdigital the repayment of all amounts loaned to Nextdigital. Principal payments under all loan agreements are due during the year ended June 30, 2009.

6.	Intangible Assets

A United States patent for a self-chilling beverage container and related component parts was obtained by a founding stockholder on March 11, 1997. During 1998, the patent and patent holder rights thereunder were sold to the Company for $1. Subsequent costs in June 1999 of $24,000 to file foreign patent applications were similarly capitalized. Subsequent to September 30, 2007, the Company determined that the patents for the Cool Can Technology have expired. An impairment loss of $4,800 was recorded in the year ended June 30, 2007.

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

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(unaudited)

7.	Loans Payable

During the three months ended September 30, 2007, a loan was granted from a third party company for $5,000. The loan is unsecured, non-interest bearing, and due on demand.

During the year ended June 30, 2007, a loan was granted from a third party company for $10,000. The loan is unsecured, non-interest bearing, and due on demand.

During the year ended June 30, 2006, several loans were granted from and repaid to a third party. The balance due at June 30, 2006 was $500. During the year ended June 30, 2007, the loan was repaid. The loans were unsecured, non-interest bearing, and due on demand.

8.	Related Party Transactions

Consulting fees paid to an officer and director totaled $3,000 and $3,000 for the three months ended September 30, 2007 and 2006, respectively. Consulting fees paid to an officer and director from inception through September 30, 2007 totaled $17,500.

Consulting fees paid to a former officer and director from inception through September 30, 2007 totaled $588,000. During the period of inception through September 30, 2007, a former officer and director settled accounts payable of $146,330 in exchange for 187,500 common shares of the Company with a fair value of $28,125. The difference between the carrying amount of the accounts payable and the fair value of the common shares issued of $118,205 was recorded as an increase to additional paid in capital.

At September 30, 2007, included in accounts payable and accrued liabilities was $53, owed to a former officer and director of the Company.

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

Information relating to stock options is as follows:

	Number of	Weighted
	Shares	Average
		Exercise
Under option, June 30, 2001	177,500	$7.50
Granted	30,000	0.50
Exercised – conversion of debt and accounts payable	(55,000)	1.50
Cancelled	(27,500)	3.00
Under option, June 30, 2002	125,000	2.65
Expired	(100,000)	2.20
Cancelled	(25,000)	3.00
Under option, June 30, 2003	-	-
Granted	-	-
Expired	-	-
Cancelled	-	-
Under option, September 30, 2007	-	-

During the year ended June 30, 2002, based on the decrease in the market price of the Company’s common stock, the Company re-priced its stock options. There was no accounting consequence or compensation for the options repriced. All outstanding options were cancelled or expired during the year ended June 30, 2003. On October 10, 2007, the Company terminated the 2000 Stock Option Plan.

11.	Warrants

The following is a summary of warrants outstanding at September 30, 2007:

Date	Issued	Outstanding	Exercise Price	Expiry Date
January 5, 2007	432,500	432,500	$ 0.40	January 5, 2008

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

The benefit for income taxes differs from the amount computed by applying the U.S. federal income tax rate to loss before income taxes for the three months ended September 30, as follows:

	Three Months Ended
	September 30,
	2007	2006

Expected tax benefit at statutory rate	$(9,554)	$(11,604)
State tax effects	(1,686)	(2,048)
Increase in valuation allowance	11,240	13,652

	$-	$-

Tax law provides for limitation on the use of future loss carryovers should significant ownership changes occur.

The following is a summary of deferred taxes at September 30:

2007

Deferred tax assets:
Deferred pre-opening costs	$(1,149,329)
Valuation allowance	1,149,329

$-

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(unaudited)

14.	License Agreement

The Company has entered into an exclusive licensing agreement (the "Agreement") with Balsam Ventures, Inc. ("Balsam"), dated for reference November 30, 2003, granting Balsam the exclusive right and license (the “License”), for a period of 40 years, to use, commercialize and exploit the Company’s proprietary trademarks, patents, process information, technical information, designs and drawings associated with the Company’s self-chilling beverage container technology (the "Cool Can Technology") including the right to manufacture, use and sell apparatus and products embodying the Cool Can Technology within the countries comprising the European Union and the Republic of China. Balsam also has the right to sub-license the right to manufacture, use and sell products embodying the Cool Can Technology.

The consideration for the Agreement was as follows:

1.	Balsam issued to the Company 5,000,000 restricted shares of its common stock; and

2.

Balsam must pay the Company the following royalties: (a) a sales royalty equal to 2% of gross profits from sales of all apparatus incorporating the Cool Can Technology and/or commercial goods or products incorporating the Cool Can Technology, (b) a license royalty equal to 5% of revenues received by Balsam from sub-licensing the Cool Can Technology, and (c) a minimum royalty payment of $5,000 per month commencing on January 15, 2006, which is to be credited towards all royalty payments under the Agreement that have been paid by Balsam or become payable by Balsam during the course of the Agreement.

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

The Cool Can Technology and the Company patents and trademarks included in the Cool Can Technology remain the property of the Company subject to the terms of the License granted under the Agreement. However, Balsam has a right of first refusal to acquire the intellectual property subject to the Agreement should the Company seek to dispose of the Cool Can Technology during the currency of the Agreement. The Agreement supersedes all prior arrangements and agreements between the Company and Balsam in respect of the Cool Can Technology.

In June, 2007, the Company notified Balsam that its intellectual property rights to the Cool Can Technology possibly expired. As a result, Balsam suspended payment of the minimum royalty amounts required under the Agreement effective April 1, 2007. Subsequent to September 30, 2007, the Company determined that the patents for the Cool Can Technology have expired. Balsam has advised the Company that they intend to terminate the Agreement. The Company is currently negotiating with Balsam to settle their rights under the Agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report constitute "forward-looking statements." These statements, identified by words such as “plan,” "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under this Item 2 "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-KSB, our Quarterly Reports on Form 10-QSB and our Current Reports on Form 8-K.

As used in this Quarterly Report, the terms "we," "us," "our,” and “Norpac” mean Norpac Technologies, Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

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

PLAN OF OPERATION

Until recently, we had been in the business of developing and marketing a proprietary technology for self-chilling beverage containers (the “Cool Can Technology”). However, it has come to our attention that our patents for the Cool Can Technology have expired. As a result, our management has decided to abandon the development of the Cool Can Technology. We are currently in the process of reorganizing our business and are seeking and evaluating alternative business opportunities.

As a result, we are unable to provide an accurate estimate of our financial requirements for the next twelve months. However, we currently have a working capital deficit of $151,090 and will need substantial financing in the near term in order to meet our current obligations as they become due and to meet our ongoing reporting obligations under the Securities Exchange Act of 1934 (the “Exchange Act”). In addition, if our management is successful in identifying a suitable business opportunity for us to pursue, we will likely need significantly more financing in order to pursue the new business opportunity.

RESULTS OF OPERATIONS

Three Months Summary
	Three Months Ended
	September 30,		Percentage
	2007	2006	Increase / (Decrease)
Revenue	$-	$-	n/a
Expenses	(40,840)	(34,129)	19.7%
Interest Income	12,341	-	n/a
Net Loss	$(28,499)	$(34,129)	(16.5)%

Revenues

We did not earn any revenues during the three months ended September 30, 2007. We have not earned any revenues from sales of our products to date. As disclosed above, our patent rights to the Cool Can Technology have expired. As such, we do not expect to earn any additional royalty payments under the License Agreement with Balsam nor do we expect to earn revenues from any other source in the near future.

Administrative Pre-Operating and Development Expenses

Our administrative pre-operating and development expenses for the three months ended September 30, 2007 and 2006 consisted of the following:

	Three Months Ended
	September 30,		Percentage
	2007	2006	Increase / (Decrease)
Accounting	$18,000	$17,166	4.9%
Amortization	-	600	(100)%
Management Fees	3,000	3,000	0.0%
Consulting Fees	15,000	-	n/a
Legal	855	8,108	(89.5)%
Rent	825	2,883	(71.4)%
Other	3,160	2,372	33.2%
Total	$40,840	$34,129	19.7%

The increase in our administrative expenses for the three months ended September 30, 2007 when compared to the three months ended September 30, 2006, was primarily attributable to an increase in our consulting fees. Consulting fees accrued during the period were incurred with respect to general administrative and accounting work performed in connection with our business activities and in connection with meeting our regulatory filings.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
			Percentage
	At September 30, 2007	At June 30, 2007	Increase / (Decrease)
Current Assets	$454	$1,089	(58.3)%
Current Liabilities	(151,544)	(111,339)	36.1%
Working Capital (Deficit)	$(151,090)	$(110,250)	37.0%

Cash Flows
	Three Months Ended September 30,
	2007	2006
Cash Flows (Used In) Operating Activities	$(5,635)	$(11,677)
Cash Flows (Used In) Investing Activities	-	-
Cash Flows From Financing Activities	5,000	(500)
Net Increase (Decrease) In Cash During Period	$(635)	$(12,177)

Our working capital deficit increased during the three months ended September 30, 2007 due to the fact that we had no sources of revenue during the period and the fact that our only financing during the period came from a short term loan of $5,000. The loan is unsecured, non-interest bearing and due on demand.

Financing Requirements

We will require additional financing if we are to continue as a going concern. In addition, if we identify and pursue any business opportunities identified by our management, we anticipate that our financing needs will increase.

Although our management believes that the amounts owed to us by Nextdigital will ultimately be recoverable, there are no assurances that these amounts will be repaid by Nextdigital when they become due or that they will be repaid at all. In addition, although we own 5,545,000 shares of Balsam Ventures, Inc., that have been recorded on our balance sheet with a fair value of $332,700 as of September 30, 2007, there are no assurances that we will be able to sell enough of these shares to meet our short term financing requirements as the trading volume for Balsam’s shares is extremely limited.

We anticipate that any external financing that we are able to obtain will be through the sale of our common stock or other equity based securities. We do not have any arrangements in place for the sale of any of our securities and there is no assurance that we will be able to raise the additional capital that we require to continue operations.

OFF-BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING POLICIES

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 3 to the interim financial statements included in this Quarterly Report.

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

Fair Value of Financial Instruments

Our financial instruments consist of cash, available-for-sale securities, loans receivable, accounts payable and accrued liabilities and loans payable. Unless otherwise noted, it is management’s opinion that we are not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values.

Comprehensive Loss

We have adopted SFAS 130, “Reporting Comprehensive Income,” which establishes guidelines for the reporting and display of comprehensive income (loss) and its components in financial statements. Comprehensive loss consists of our net loss and unrealized gain (loss) on available-for-sale securities.

Loans Receivable

Loans receivable are reported at the outstanding principal balance adjusted for any charge-offs and reserve for loan losses. Our management does not believe a reserve for loan losses is necessary at September 30, 2007. When determining the reserve for loan losses, management considers if any events or changes in circumstances indicate uncollectibility. When a loan is determined to be uncollectible, it is charged against the loss reserve. Loans are not collateralized. Because of inherent uncertainties in estimating the reserve for loan losses, it is at least reasonably possible that the estimates used will change in the near term. Interest on loans is recognized when earned. Interest on loans is generally not recognized when loans become past due. Thereafter, no interest is taken into income until such time as the borrower demonstrates the ability to resume payments. There were no past due loans at September 30, 2007. Based on current loan interest rates, management does not believe exposure to interest rate sensitivity is significant. Our management periodically reviews loans outstanding to determine if any loans are impaired. Impaired loans, if any, are adjusted to estimated net realized value through the loan loss reserve.

RISKS AND UNCERTAINTIES

Our independent auditors have substantial doubt about our ability to continue as a going concern.

We have earned substantial losses for each of the three months ended September 30, 2007 and 2006, and we have an accumulated deficit of $2,790,581 as of September 30, 2007. Although the financial statements for each of these periods were prepared assuming that we would continue as a going concern, in the view of our independent auditors, there is a substantial doubt about our ability to continue as a going concern. Since we do not expect to generate any significant revenues for the foreseeable future, our ability to continue as a going concern depends, in large part, on our ability to raise additional capital through equity or debt financing transactions. If we are unable to raise additional capital, stockholders may lose their investment.

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

We will require substantial financing if we are to continue as a going concern.

We had a working capital deficit of $151,090 as of September 30, 2007. Although we are owed $651,039 from Nextdigital, there are no assurances that we will be able to collect the amounts owed to us. In addition, although we own 5,545,000 shares of Balsam Ventures, Inc. that have been recorded on our balance sheet as “available-for-sale securities” with a fair value of $332,700 as at September 30, 2007, there is no assurance that we will be able to sell any or all of these shares. As such, we may not be able to meet our short term financial needs from our existing assets. If we are not able to obtain financing in an amount sufficient to enable us to pay our liabilities and expenses as they come due, we may not be able to continue as a going concern.

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

We may conduct further offerings in the future in which case investors’ shareholdings will be diluted.

Since our inception we have relied on equity sales of our common stock to fund our operations. We may conduct further equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock, investors’ percentage interest in us will be lower. This condition is often referred to as "dilution.” The result of this could reduce the value of investors’ stock.

Because our stock is a penny stock, stockholders will be more limited in their ability to sell their stock.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system.

Because our securities constitute "penny stocks" within the meaning of the rules, the rules apply to us and to our securities. The rules may further affect the ability of owners of shares to sell our securities in any market that might develop for them. As long as the quotation price of our common stock is less than $5.00 per share, the common stock will be subject to Rule 15g-9 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that:

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation and Bylaws.(1)
3.2	Articles of Merger.(6)
3.3	Bylaws as amended.(6)
4.1	Form of Warrant Certificate dated January 5, 2007.(11)
10.1	Sale of Patent Agreement dated as of June 15, 1998 between Cool Can Technologies, Inc. and Edward Halimi.(1)
10.2	Patent and Technology Transfer Agreement dated April 18, 2001 among Cool Can Technologies, Inc., David St. James, Melanie St. James and Edward Halimi.(2)
10.3	Exclusive License Agreement dated June 5, 2002 between Balsam Ventures, Inc., and Cool Can Technologies Inc.(3)
10.4	Form of Convertible Note.(5)
10.5	Form of Subscription Agreement between Cool Can Technologies, Inc. and the Convertible Noteholders.(5)
10.6	Exclusive License Agreement dated for reference November 30, 2003 between

Exhibit
Number	Description of Exhibit
Balsam Ventures, Inc., and Cool Can Technologies Inc.(4)
10.7	Agreement and Plan of Merger Agreement dated effective May 21, 2004 among Cool Can Technologies, Inc. and NorPac Technologies, Inc.(7)
10.8	Extension Agreement dated as of January 14, 2006 between NorPac Technologies, Inc. and Balsam Ventures, Inc.(8)
10.9	Agreement and Plan of Merger dated November 7, 2006 among Norpac Technologies, Inc., Nextdigital Corp. and Nextdigital Acquisition Corp.(9)
10.10	Loan Agreement dated November 7, 2006 between Norpac Technologies, Inc. and Nextdigital Corp.(9)
10.11	Promissory Note executed by Nextdigital Corp in favor of Norpac Technologies, Inc.(9)
10.12	Loan Agreement dated December 4, 2006 between Norpac Technologies, Inc. and Nextdigital Corp.(10)
10.13	Promissory Note executed by Nextdigital Corp in favor of Norpac Technologies, Inc.(10)
10.14	Loan Agreement dated January 30, 2007 between Norpac Technologies, Inc. and Nextdigital Corp.(12)
10.15	Promissory Note executed by Nextdigital Corp in favor of Norpac Technologies, Inc.(12)
10.16	Loan Agreement dated November 20, 2006 between Norpac Technologies, Inc. and Nextdigital Corp.(13)
10.17	Promissory Note executed by Nextdigital Corp in favor of Norpac Technologies, Inc.(13)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form 10SB originally filed on August 26, 1999, as amended.
(2)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB for the year ended June 30, 2001.
(3)	Filed with the SEC on June 20, 2002 as an exhibit to our Current Report on Form 8-K.
(4)	Filed with the SEC on January 9, 2004 as an exhibit to our Current Report on Form 8-K.
(5)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB for the year ended June 30, 2002.
(6)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB for the fiscal period ended September 30, 2003.
(7)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed July 8, 2004.
(8)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed January 19, 2006.
(9)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed November 13, 2006.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed December 7, 2006.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed January 11, 2007.
(12)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed February 5, 2007.
(13)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed February 20, 2007.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORPAC TECHNOLOGIES, INC.

Date:	November 14, 2007
		By:	/s/ John P. Thornton
JOHN P. THORNTON
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)