Form 10QSB
period 2007-12-31
NORPAC TECHNOLOGIES, INC.
filed 2008-02-19
CIK 1067286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended December 31, 2007

[ ] Transition Report Under Section 13 Or 15(d) Of The Exchange Act

For the transition period from _____to _____

COMMISSION FILE NUMBER 000-27147

NORPAC TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	95-4705831
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 410 - 103 East Holly Street
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 12, 2008, the issuer had 37,597,890 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

(Unaudited)

DECEMBER 31, 2007

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

BALANCE SHEET
(unaudited)

December 31,
2007
ASSETS

CURRENT ASSETS:
Cash	$397
Loans receivable, net of allowance of $244,882 (Note 5)	244,882
Total Current Assets	245,279

AVAILABLE-FOR-SALE SECURITIES (Note 4)	332,700

LOANS RECEIVABLE, net of allowance of $86,947 (Note 5)	86,947

$664,926

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$175,997
Loans payable (Note 7)	30,445
Total Current Liabilities	206,442

STOCKHOLDERS’ EQUITY (Note 9):
Authorized:
100,000,000 shares of common stock, $0.001 par value
100,000,000 shares of preferred stock, $0.001 par value
Issued and outstanding:
37,597,890 shares of common stock	37,597
Additional paid-in capital	3,467,383
Deficit accumulated during the development stage	(3,164,746)
Accumulated other comprehensive income	118,250
458,484

$664,926

The accompanying notes are an integral part of these financial statements.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)

					Period From
					Inception
					(April 1, 1998)
	Three Months Ended		Six Months Ended		Through
	December 31,		December 31,		December 31,
	2007	2006	2007	2006	2007

Revenues	$-	$-	$-	$-	$303,000

Administrative pre-opening and
development expenses	(54,810)	(44,406)	(95,650)	(78,535)	(1,816,764)
Interest expense	(145)	-	(145)	-	(679,686)
Impairment of intangibles	-	-	-	-	(24,800)
Stock-based expenses	-	-	-	-	(624,000)
Realized loss on available-for-sale securities	-	-	-	-	(42,325)
Loss reserve on loans receivable	(331,829)	-	(331,829)	-	(331,829)

Loss before interest income	(386,784)	(44,406)	(427,624)	(78,535)	(3,216,404)

Interest income	12,619	3,485	24,960	3,485	51,658

Net loss	(374,165)	(40,921)	(402,664)	(75,050)	(3,164,746)

Unrealized gain (loss) on available-for-sale
securities	-	-	(194,075)	(166,350)	118,250

Comprehensive loss	$(374,165)	$(40,921)	$(596,739)	$(241,400)	$(3,046,496)

Basic and diluted net loss per common share	$(0.01)	-	$(0.01)	-

Weighted average number of outstanding
shares	37,597,890	35,861,042	37,597,890	35,513,216

The accompanying notes are an integral part of these financial statements.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(unaudited)

			Period From
			Inception
			(April 1, 1998)
	Six Months Ended		Through
	December 31,		December 31,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(402,664)	$(75,050)	$(3,164,746)
Adjustments to reconcile net loss to net cash flows from operating activities:
Amortization expense	-	1,200	19,200
Compensation expense, options to nonemployees	-	-	504,000
Receipt of available-for-sale securities	-	-	(268,000)
Fair value of common stock issued over carrying amount of debt	-	-	120,000
Realized loss on sales of available-for-sale securities	-	-	42,325
Amortization of original issue discount	-	-	550,000
Impairment loss on intangibles	-	-	24,800
Loss reserve on loans receivable	331,829	-	331,829
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(24,960)	(3,485)	(51,658)
Increase in accounts payable and accrued liabilities	74,658	15,939	255,778
Increase in accrued interest payable	145	-	127,525
Increase in accounts payable, stockholders	-	-	369,346
Increase in due to stockholders	-	-	20,776
Net cash flows from operating activities	(20,992)	(61,396)	(1,118,825)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of available-for-sale securities	-	-	11,225
Advances under loan receivable agreements	-	(450,000)	(612,000)
Purchase of intangibles	-	-	(44,000)
Net cash flows from investing activities	-	(450,000)	(644,775)

CASH FLOWS FROM FINANCING ACTIVITIES:
Collection of subscription receivable	-	-	10,000
Common stock issuable	-	103,000	-
Issuance of common stock	-	500,000	1,292,269
Net proceeds from due to stockholders	-	-	348,928
Proceeds from (repayment of) loans payable	20,300	(500)	30,300
Issuance of convertible notes	-	-	82,500
Net cash flows from financing activities	20,300	602,500	1,763,997

Increase (decrease) in cash	(692)	91,104	397
Cash:
Beginning	1,089	16,887	-

Ending	$397	$107,991	$397

SUPPLEMENTAL CASH FLOWS INFORMATION:

Cash paid for interest	$-	$-	$2,182

NONCASH INVESTING AND FINANCING ACTIVITIES:

Stock issued for amount due to stockholders	$-	$-	$233,125
Stock issued for accounts payable	$-	$-	$10,000
Conversion of accounts payable, stockholders and due to stockholders
and issuance of subscription receivable for convertible notes	$-	$-	$467,500
Stock issued for conversion of notes payable	$-	$-	$550,000
Stock issued for accrued interest on notes payable	$-	$-	$127,381

The accompanying notes are an integral part of these financial statements.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(unaudited)

1.	History and Organization of the Company

NorPac Technologies, Inc. (the “Company”) was originally incorporated on April 1, 1998 in the State of Minnesota. On July 12, 2004 the Company was reorganized and became a Nevada corporation. The Company was formed to act as a holding company for manufacturing companies and since inception, has devoted its efforts to raising capital and pre-opening activities. The Company previously owned a patent for a self-chilling beverage container and related component parts (the “Cool Can Technology”) in the United States and certain foreign countries. Since the patents for the Cool Can Technology have expired, management has decided to abandon the development of the Cool Can Technology and is in the process of reorganizing the Company’s business and is seeking and evaluating alternative business opportunities.

On November 7, 2006, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) for a merger with Nextdigital Corp. (“Nextdigital”), a Nevada company engaged in the provision of smart card solutions to the international marketplace. Under the terms of the Merger Agreement, the Company would have merged with Nextdigital and changed its name to Nextdigital Corporation. On February 15, 2007 the Company received notice from Nextdigital that it was electing not to proceed with the Merger Agreement because it believed its shareholders would not approve it. During the year ended June 30, 2007, the Company made advances to Nextdigital amounting to $612,000 under a series of unsecured loan agreements. At December 31, 2007, management determined that the collectibility of the loans was in doubt and based on its best estimate, recorded a loss reserve equal to 50% of the total loans receivable and accrued interest receivable totaling $331,829. Also on December 31, 2007, the Company ceased accruing interest on the loans receivable (see Note 5).

The Company is considered to be in the development stage. The accompanying financial statements represent those of a development stage enterprise and therefore, are subject to the usual business risks of development stage companies. The Company has had no significant revenue from operations. Research and development costs are expensed as incurred.

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information. The accompanying financial statements do not include all information and footnote disclosures required for a complete presentation prepared under accounting principles generally accepted in the United States. The interim period financial statements should be read together with the audited financial statements and the accompanying notes for the year ended June 30, 2007 included in the Company’s annual report on form 10-KSB. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows as of December 31, 2007 and for all periods presented have been included. Interim results for the period ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

The functional currency of the Company is the U.S. dollar. Monetary assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the balance sheet date while non-monetary assets and liabilities are translated at historical rates. Revenue and expense items denominated in a foreign currency are translated at exchange rates prevailing when such items are recognized in the statement of operations. Exchange gains and losses arising on transactions denominated in foreign currency are included in the statement of operations.

	(c)	Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. As of December 31, 2007, cash and cash equivalents consists of cash only.

	(d)	Loans receivable

Loans receivable are reported at the outstanding principal balance adjusted for any charge-offs and reserve for loan losses. Management recorded a reserve amounting to $331,829 for loans receivable and accrued interest receivable at December 31, 2007. When determining the reserve for loan losses, management considers if any events or changes in circumstances indicate uncollectibility. When a loan is

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(unaudited)

3.	Significant Accounting Policies (continued)

	(d)	Loans receivable (continued)

determined to be uncollectible, it is charged against the loss reserve. Loans are not collateralized. Because of inherent uncertainties in estimating the reserve for loan losses, it is at least reasonably possible that the estimates used will change in the near term. Interest on loans is recognized when earned. Interest on loans is generally not recognized when loans become past due. Thereafter, no interest is taken into income until such time as the borrower demonstrates the ability to resume payments. There were no past due loans at December 31, 2007. Based on current loan interest rates, management does not believe exposure to interest rate sensitivity is significant. Management periodically reviews loans outstanding to determine if any loans are impaired. Impaired loans, if any, are adjusted to estimated net realized value through the loan loss reserve. At December 31, 2007, loans receivable amounting to $306,000 were on nonaccrual status.

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

The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for the periods ended December 31, 2007 and 2006.

	(i)	Stock-based compensation

Effective January 1, 2006, the Company adopted SFAS123(R), "Share-Based Payment," and related interpretations which superseded Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method, which requires the Company to recognize compensation expense on a prospective basis. The fair value of stock-based compensation is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized for stock-based awards in footnote disclosures required under SFAS 123, “Accounting for Stock-Based Compensation.” Prior to January 1, 2006, the Company accounted for share-based compensation under the recognition and measurement provisions of APB Opinion 25, as permitted by SFAS 123. Under APB Opinion 25, compensation expense was recorded using the intrinsic method where compensation expense under fixed term option plans was recorded at the date of grant only to the extent that the market value of the underlying stock at the date of grant exceeded the exercise price. As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s net loss for the period ended December 31, 2007 and 2006 were no different than if it had continued to account for stock-based compensation under SFAS 123. Basic and diluted loss per share for the periods ended December 31, 2007 and 2006 were no different than if it had continued to account for share-based compensation under SFAS 123.

The following table shows the pro forma effect on net loss prior to the adoption of SFAS123(R) had compensation expense been determined based on the fair value at the award grant date, in accordance with SFAS 123:

Period From
Inception (April 1,
1998) Through
December 31,
2007

Net loss	$(2,832,917)

Pro forma net loss	$(2,880,917)

Stock based compensation
As reported	$504,000
Proforma	$552,000

There were no options granted or vested during the three and six months ended December 31, 2007 and 2006.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(unaudited)

3.	Significant Accounting Policies (continued)

	(j)	Loss per common share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive securities. As of December 31, 2007, the 432,500 warrants outstanding have been excluded from diluted net loss per common share as they were anti-dilutive.

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

		Gross	Gross
	Aggregate	unrealized	unrealized
	fair value	gains	losses	Cost

Equity securities – December 31, 2007	$332,700	$118,250	$-	$214,450

In November 2002, the Company received securities valued at $63,000. Pursuant to the license agreement described in Note 14, the Company received additional securities valued at $175,000 in November 2003, and securities valued at $30,000 in January 2006. Securities with a cost of $53,550 were sold prior to July 1, 2005. There were no sales of available-for-sale securities during the three and six months ended December 31, 2007 and 2006.

The Company’s net unrealized holding loss was $0 and $0 for the three months ended December 31, 2007 and 2006, respectively and $(194,075) and ($166,350) for the six months ended December 31, 2007 and 2006, respectively. The reclassification adjustment was $0 and $0 for the three months ended December 31, 2007 and 2006, respectively and $0 and $0 for the six months ended December 31, 2007 and 2006, respectively and $40,800 for the period from inception through December 31, 2007. On an ongoing basis, the Company evaluates its investment in available-for-sale securities if a decline in fair value is other than temporary. There have been no other-than-temporary declines in fair value through December 31, 2007.

At December 31, 2007, the Company held 5,545,000 common shares of Balsam Ventures, Inc. (“Balsam”) for an ownership percentage of 15.3% . This investment in Balsam was not accounted for under the equity method in accordance with APB Opinion 18, “The Equity Method of Accounting for Investments in Common Stock,” because the Company is unable to exercise significant influence over the operating and financial policies of the investee.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(unaudited)

5.	Loans Receivable

During the year ended June 30, 2007, several unsecured loans were granted to Nextdigital, totaling $612,000. The loans bear interest at 8% per annum and are due as follows:

Grant Date	Principal	Due Date

November 7, 2006	$100,000	November 7, 2008
November 20, 2006	75,000	November 20, 2008
December 4, 2006	275,000	December 4, 2008
January 30, 2007	162,000	January 30, 2009
	$612,000
Accrued Interest receivable	51,658
	$663,658

Interest income related to these loans receivable totaled $12,619 and $3,485 for the three months ended December 31, 2007 and 2006, respectively and $24,960 and $3,485 for the six months ended December 31, 2007 and 2006, respectively and $51,658 for the period from inception through December 31, 2007.

As discussed in Note 1, the Merger Agreement with Nextdigital was terminated. The Company is presently negotiating with Nextdigital the repayment of all amounts loaned to Nextdigital. Principal payments under all loan agreements are due during the year ended June 30, 2009.

At December 31, 2007, management determined that the collectibility of the loans was in doubt and based on its best estimate, recorded a loss reserve equal to 50% of the total loans receivable and accrued interest receivable totaling $331,829. Also on December 31, 2007, the Company ceased accruing interest on the loans receivable.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(unaudited)

6.	Intangible Assets

A United States patent for a self-chilling beverage container and related component parts was obtained by a founding stockholder on March 11, 1997. During 1998, the patent and patent holder rights thereunder were sold to the Company for $1. Subsequent costs in June 1999 of $24,000 to file foreign patent applications were similarly capitalized. Since the patents have expired, an impairment loss of $4,800 was recorded in the year ended June 30, 2007.

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

7.	Loans Payable

During the six months ended December 31, 2007, two loans were granted from a third party company for $10,000 and $2,500. The loans are unsecured, bear interest at 10% and are due on demand. Interest expense accrued for the three and six months ended December 31, 2007 totaled $104 and $104, respectively and $104 for the period from inception through December 31, 2007.

During the year ended June 30, 2007, a loan was granted from a third party company for $10,000. During the six months ended December 31, 2007, a second loan was granted from the same third party company for $5,000. Both loans are unsecured, non-interest bearing, and due on demand. During the six months ended December 31, 2007, a third loan was granted from the same third party company for $2,800. The loan is unsecured, bears interest at 10% and is due on demand. Interest expense accrued for the three and six months ended December 31, 2007 totaled $41 and $41, respectively and $41 for the period from inception through December 31, 2007.

During the year ended June 30, 2006, several loans were granted from and repaid to a third party. The balance due at June 30, 2006 was $500. During the year ended June 30, 2007, the loan was repaid. The loans were unsecured, non-interest bearing, and due on demand.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(unaudited)

8.	Related Party Transactions

Consulting fees paid to an officer and director totaled $3,000 and $3,000 for the three months ended December 31, 2007 and 2006, respectively and $6,000 and $6,000 for the six months ended December 31, 2007 and 2006, respectively. Consulting fees paid to an officer and director from inception through December 31, 2007 totaled $20,500.

Consulting fees paid to a former officer and director from inception through December 31, 2007 totaled $588,000. During the period of inception through December 31, 2007, a former officer and director settled accounts payable of $146,330 in exchange for 187,500 common shares of the Company with a fair value of $28,125. The difference between the carrying amount of the accounts payable and the fair value of the common shares issued of $118,205 was recorded as an increase to additional paid in capital.

At December 31, 2007, included in accounts payable and accrued liabilities was $53, owed to a former officer and director of the Company.

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

On January 5, 2007, the Company issued 432,500 units at a price of $0.40 per unit for total proceeds of $173,000. Each unit consists of one share of the Company’s common stock and one share purchase warrant. Each warrant entitles the holder to purchase an additional share of the Company’s common stock at a price of $0.40 per share and expires January 5, 2008. The relative fair value of the common stock was estimated to be approximately $103,800 and the relative fair value of the warrants was estimated to be approximately $69,200 as determined based on the relative fair value allocation of the proceeds received. The warrants were valued using the Black-Scholes option pricing model. The warrants expired on January 5, 2008.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(unaudited)

10.	Stock Options

The Company adopted a Stock Option Plan on June 21, 2000, which authorizes an initial 3,600,000 shares for issuance of incentive and non-qualified stock options to non-employees. The maximum aggregate number of shares that may be optioned and sold under the Plan may increase each quarter upon conditions outlined in the Plan. Options expire as determined by the Company but in no event later than ten years after the date the options are granted.

Information relating to stock options is as follows:

	Number of	Weighted
	Shares	Average
		Exercise
Under option, June 30, 2001	177,500	$7.50
Granted	30,000	0.50
Exercised – conversion of debt and accounts payable	(55,000)	1.50
Cancelled	(27,500)	3.00
Under option, June 30, 2002	125,000	2.65
Expired	(100,000)	2.20
Cancelled	(25,000)	3.00
Under option, June 30, 2003	-	-
Granted	-	-
Expired	-	-
Cancelled	-	-
Under option, December 31, 2007	-	-

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

The following is a summary of warrants outstanding at December 31, 2007:

Date	Issued	Outstanding	Exercise Price	Expiry Date

January 5, 2007	432,500	432,500	$ 0.40	January 5, 2008
				(subsequently expired)

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

The benefit for income taxes differs from the amount computed by applying the U.S. federal income tax rate to loss before income taxes for the three and six months ended December 31, as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Expected tax benefit at
statutory rate	$(14,530)	$(13,913)	$(24,084)	$(25,517)
State tax effects	(2,564)	(2,455)	(4,250)	(4,503)
Increase in valuation allowance	17,094	16,368	28,334	30,020

	$-	$-	$-	$-

Tax law provides for limitation on the use of future loss carryovers should significant ownership changes occur.

The following is a summary of deferred taxes at December 31:

2007

Deferred tax assets:
Deferred pre-opening costs	$(1,166,423)
Valuation allowance	1,166,423

$-

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(unaudited)

14.	License Agreement

The Company has entered into an exclusive licensing agreement (the "Agreement") with Balsam Ventures, Inc. ("Balsam"), dated for reference November 30, 2003, granting Balsam the exclusive right and license (the “License”), for a period of 40 years, to use, commercialize and exploit the Company’s proprietary trademarks, patents, process information, technical information, designs and drawings associated with the Company’s self-chilling beverage container technology (the "Cool Can Technology") including the right to manufacture, use and sell apparatus and products embodying the Cool Can Technology within the countries comprising the European Union and the Republic of China. Balsam also has the right to sub- license the right to manufacture, use and sell products embodying the Cool Can Technology.

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

In June, 2007, the Company notified Balsam that its intellectual property rights to the Cool Can Technology possibly expired. As a result, Balsam suspended payment of the minimum royalty amounts required under the Agreement effective April 1, 2007. As the patents for the Cool Can Technology have expired, Balsam has advised the Company that they intend to terminate the Agreement. The Company is currently negotiating with Balsam to settle their rights under the Agreement.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(unaudited)

15.	Subsequent Events

On January 3, 2008, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with Cellynx, Inc. (“Cellnyx”), a California company engaged in the development of plug-and-play cell phone signal-amplification technology. Under the terms of the Exchange Agreement, the Company will issue shares of the Company’s common stock for each Cellnyx shareholder’s pro-rata portion of the total Cellynx shares. In the event that there is an insufficient number of authorized but unissued Company common stock to issue to the Cellnyx shareholders, the Company shall issue all available authorized but unissued common stock among the Cellnyx shareholders in a pro-rata manner. The Company shall then establish a class of series A preferred stock and issue to the Cellnyx shareholders that number of Company series A preferred stock that may be convertible into the remaining equivalent common stock. Immediately after closing, the Company shall amend its articles of incorporation to increase the authorized number of shares of common stock to 200,000,000 or such other number sufficient to enable the Cellnyx shareholders to convert their series A preferred stock into common stock. The Company’s common shares outstanding before closing shall equal 30.1% of the outstanding shares of the Company’s common stock at the time of closing. Closing of the Exchange Agreement is subject to certain conditions, including delivery of required financial statements by Cellynx and completion of due diligence by the Company and Cellynx.

On February 3, 2008, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Mountain View Holdings, LLC (“Mountain View”), a Colorado Limited Liability Company. Under the terms of the Consulting Agreement, Mountain View is to be paid $1,500 per month in consideration of which Mountain View is to provide the Company with various investor relation services for a six month period ending on August 31, 2008. The Consulting Agreement shall automatically renew in 30-day period intervals thereafter. Either party shall have the right to terminate this Consulting Agreement, beginning in the first monthly renewal period, upon 15 days advance written notice. In addition to the monthly consulting fee, the Company is required to pay Mountain View a transaction fee as a result of any transaction between the Company and any other party introduced or put into contact with by Mountain View whereby a sale of stock, issuance of debt, sale of assets, consolidation or other similar transaction or series or combination of transactions occurs. The transaction fee shall be equal to 3% of the dollar value of the transaction, which Is based on the total value of the consideration, securities, property, business, assets or other value given, paid, transferred or contributed by, or to, the Company.

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

Until recently, we had been in the business of developing and marketing a proprietary technology for self-chilling beverage containers (the “Cool Can Technology”). However, our patents for the Cool Can Technology have expired. As a result, our management has decided to abandon the development of the Cool Can Technology.

Share Exchange Agreement

On January 3, 2008, we entered into a share exchange agreement (the “Exchange Agreement”) with Cellynx, Inc., a California corporation (“Cellynx”), and each of the shareholders of Cellynx (each, a “Cellynx Shareholder”, and collectively, the “Cellynx Shareholders”).

Upon consummation of the transactions set out in the Exchange Agreement (the “Share Exchange”), each of the Cellynx Shareholders will transfer the shares of Cellynx owned by them, which collectively constitutes all of the issued and outstanding capital stock of Cellynx (the “Cellynx Shares”), to us in exchange for newly issued shares of our common stock (the “New Norpac Shares”). The total number of New Norpac Shares to be issued to the Cellynx Shareholders will be determined on the basis that our existing shareholders, immediately prior to closing of the Share Exchange, are to own 30.1% of the outstanding shares of our common stock upon completion of the Share Exchange. Each Cellynx Shareholder will receive that number of New Norpac Shares as is proportionate to the number of Cellynx Shares owned by them.

In the event that we do not have a sufficient number of authorized but unissued shares of common stock available to complete the Share Exchange in accordance with the prior paragraph, then we will issue to the Cellynx Shareholders all of our available authorized but unissued shares of common stock pro rata to the number of Cellynx Shares owned by them. Our Board of Directors will then establish a class of Series A Preferred Stock that shall be convertible into shares of our common stock. We will then issue shares of Series A Preferred Stock that will be convertible into the remainder of the shares of our common stock to which the Cellynx Shareholders are entitled. After closing, we will then amend our Articles of Incorporation to increase our authorized common stock to 200,000,000 shares, or such other number as shall be sufficient to enable each of the Cellynx Shareholders to convert their shares of Series A Preferred Stock into shares of our common stock, and to permit all options, warrants and convertible notes to purchase or acquire Cellynx Shares to be exercised or converted into shares of our common stock.

All options, warrants or convertible notes to purchase or acquire Cellynx Shares will be converted into options, warrants or convertible notes to purchase or acquire shares of our common stock in the same proportion at which the outstanding Cellynx Shares will be converted into shares of our common stock upon closing of the Share Exchange.

Closing of the Share Exchange is subject to a number of terms and conditions including, but not limited to, the following:

(a)

the delivery by Cellynx of those audited and, if necessary, unaudited financial statements as are necessary to allow us to meet our reporting obligations under the Securities Exchange Act of 1934 (the “Exchange Act”);

(b)	Cellynx having obtained an aggregate of $1.8 million in equity financing as follows:

$100,000 on or before January 15, 2008 $225,000 on or before January 25, 2008 $225,000 on or before February 8, 2008 $1,250,000 on or before March 18, 2008

(c)	Cellynx and us having completed our respective due diligence investigations into the affairs of the other to each of our reasonable satisfaction.

The Exchange Agreement may be terminated: (i) by the mutual consent of the parties, (ii) by either party if the transaction has not been consummated for any reason by April 30, 2008, (iii) by either party if the transaction is prohibited by government order or action, or (iv) by either party upon a material breach of any representation, warranty, covenant or agreement by the other party, or if any representation or warrant of the other party shall have become materially untrue.

Upon the closing of the Share Exchange, Mr. John Thornton will resign as Norpac’s sole executive officer and director and Mr. Tareq Risheq and Mr. Daniel Ash will be appointed as officers and directors of Norpac.

If we are able to complete the transactions contemplated in the exchange Agreement, then:

(a)	we will acquire the business and operations of Cellynx, with Cellynx becoming our wholly-owned subsidiary, and our principal business activities will consist of the Cellynx business; and

(b)	the former shareholders of Cellynx will own approximately 70% of our issued and outstanding common stock.

Closing of the Share Exchange is expected to take place on or about March 18, 2008, or such other date as may be mutually agreed upon, however there is no assurance that the Share Exchange will be completed as contemplated in the Exchange Agreement, or at all.

PLAN OF OPERATION

Until recently, we had been in the business of developing and marketing the Cool Can Technology. However, our patents for the Cool Can Technology have expired. As a result, our management has decided to abandon the development of the Cool Can Technology. We are currently in the process of reorganizing our business. We have entered into the Exchange Agreement with Cellynx and the shareholders of Cellynx. If the transactions set out in the Exchange Agreement are completed as contemplated, Cellynx will become our wholly owned subsidiary, and our principal business operations will consist of the Cellynx business. However, there is no assurance that the transactions set out in the Exchange Agreement will be completed as contemplated, or at all.

As a result, we are unable to provide an accurate estimate of our financial requirements for the next twelve months. However, we currently have a working capital of $38,837 and will need substantial financing in the near term in order to meet our current obligations as they become due and to meet our ongoing reporting obligations under the Securities Exchange Act of 1934 (the “Exchange Act”). If we are able to complete the transactions set out in the Exchange Agreement, of which there is no assurance, we anticipate that our financing requirements will increase significantly.

RESULTS OF OPERATIONS

Six Months Summary

	Three Months Ended December 31,			Six Months Ended December 31,
			Percentage			Percentage
	2007	2006	Inc. / (Dec.)	2007	2006	Inc. / (Dec.)
Revenue	$--	$--	n/a	$-	$-	N/A
Expenses	(386,784)	(44,406)	771.0%	(427,624)	(78,535)	444.5%
Interest Income	12,619	3,485	262.1%	24,960	3,485	616.2%

Unrealized loss on	--	--	n/a	(194,075)	(166,350)	16.7%
available for sale
securities
Comprehensive loss	$(374,165)	$(40,921)	814.4%	$(596,739)	$(241,400)	147.2%

Revenues

We did not earn any revenues during the six months ended December 31, 2007 or December 31, 2006. There are no assurances that we will earn any revenues in the foreseeable future.

Expenses

Our expenses for the six months ended December 31, 2007 and 2006 consisted of the following:

	Three Months Ended December 31,			Six Months Ended December 31,
			Percentage			Percentage
	2007	2006	Inc./(Dec.)	2007	2006	Inc./(Dec.)
Accounting	$19,062	$18,318	4.1%	$37,062	$35,484	4.4%
Amortization	--	600	n/a	--	1,200	n/a
Management Fees	3,000	3,000	n/a	6,000	6,000	n/a
Consulting Fees	15,000	--	n/a	30,000	--	n/a
Legal	14,015	16,301	(14.0)%	14,870	24,409	(39.1)%
Rent	825	1,436	(42.5)%	1,650	4,318	(61.8)%
Other	2,908	4,751	(38.8)%	6,068	7,124	(14.8)%
Interest	145	--	n/a	145	--	n/a
Loss Reserve on Loans	331,829	--	n/a	331,829	--	n/a
Receivable
Total	$386,784	$44,406	771.0%	$427,624	$78,535	444.5%

The increase in our administrative expenses for the six months ended December 31, 2007 when compared to the six months ended December 31, 2006, was primarily attributable to a loss reserve recorded in respect of loans granted to Nextdigital Corp. between November, 2006 and January, 2007. At December 31, 2007, our management determined that the collectibility of these lowas was in doubt. As a result, we recorded a loss reserve of $331,829, equal to 50% of the total loans receivable and accrued interest receivable from Nextdigital.

Consulting fees during the three and six month periods ended December 31, 2007 were also significantly higher than in the corresponding periods ended December 31, 2006. Consulting fees accrued during the period were incurred with respect to general administrative and accounting work performed in connection with our business activities and in connection with meeting our regulatory filings.

Interest Income

Interest income for the periods ended December 31, 2007 and 2006 related to loans totaling $612,000 to granted Nextdigital Corp. between November, 2006 and January, 2007. As discussed above, at December 31, 2007 our management has determined that the collectibility of these loans was in doubt, and we recorded a loss reserve of $331,829, equal to 50% of the total loans receivable and accrued interest receivable from Nextdigital.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
			Percentage
	At December 31, 2007	At June 30, 2007	Increase / (Decrease)
Current Assets	$245,279	$1,089	22,423.3%
Current Liabilities	(206,442)	(111,339)	85.4%
Working Capital (Deficit)	$38,837	$(110,250)	135.2%

Cash Flows
	Six Months Ended December 31,
	2007	2006
Cash Flows (Used In) Operating Activities	$(20,992)	$(61,396)
Cash Flows (Used In) Investing Activities	--	(450,000)
Cash Flows From Financing Activities	20,300	602,500
Net Increase (Decrease) In Cash During Period	$(692)	$91,104

Our working capital increased during the six months ended December 31, 2007 due to the fact that $244,882 in amounts owed to us by Nextdigital were re-classified from long term assets to current assets. We have recorded a loss reserve of $331,829, equal to 50% of the total loans receivable (including principal and accrued interest) from Nextdigital. There is no assurance that we will be able to collect any or all of the amounts owed to us from Nextdigital. We had no sources of revenue during the period and the fact that our only financing during the period came from a short term loan of $20,300. The loan is unsecured, non-interest bearing and due on demand.

Financing Requirements

We will require additional financing if we are to continue as a going concern. In addition, If we are able to complete the transactions set out in the Exchange Agreement, of which there is no assurance, we anticipate that our financing requirements will increase significantly.

We recorded a loss reserve of $331,829, equal to 50% of the total loans receivable (including principal and accrued interest) from Nextdigital. As of the date of filing of this Quarterly Report on Form 10-QSB, our management believes that no further loss reserve is necessary, however there is no assurance that we will be able to collect the remaining amounts due from Nextdigital.

In addition, although we own 5,545,000 shares of Balsam Ventures, Inc., that have been recorded on our balance sheet with a fair value of $332,700 as of December 31, 2007, there are no assurances that we will be able to sell enough of these shares to meet our short term financing requirements as the trading volume for Balsam’s shares is extremely limited.

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

Loans Receivable

Loans receivable are reported at the outstanding principal balance adjusted for any charge-offs and reserve for loan losses. Our management recorded a reserve amounting to $331,829 for loans receivable and accrued interest receivable at December 31, 2007. When determining the reserve for loan losses, our management considers if any events or changes in circumstances indicate uncollectibility. When a loan is determined to be uncollectible, it is charged against the loss reserve. Loans are not collateralized. Because of inherent uncertainties in estimating the reserve for loan losses, it is at least reasonably possible that the estimates used will change in the near term. Interest on loans is recognized when earned. Interest on loans is generally not recognized when loans become past due. Thereafter, no interest is taken into income until such time as the borrower demonstrates the ability to resume payments. There were no past due loans at December 31, 2007. Based on current loan interest rates, our management does not believe exposure to interest rate sensitivity is significant. Our management periodically reviews loans outstanding to determine if any loans are impaired. Impaired loans, if any, are adjusted to estimated net realized value through the loan loss reserve.

RISKS AND UNCERTAINTIES

Our independent auditors have substantial doubt about our ability to continue as a going concern.

We have earned substantial losses for each of the six months ended December 31, 2007 and 2006, and we have an accumulated deficit of $3,164,746 as of December 31, 2007. Although the financial statements for each of these periods were prepared assuming that we would continue as a going concern, in the view of our independent auditors, there is a substantial doubt about our ability to continue as a going concern. Since we do not expect to generate any significant revenues for the foreseeable future, our ability to continue as a going concern depends, in large part, on our ability to raise additional capital through equity or debt financing transactions. If we are unable to raise additional capital, stockholders may lose their investment.

Our patent rights to the Cool Can Technology have expired and there are no assurances that we will be able to complete the acquisition of Cellynx.

We have abandoned development of the Cool Can Technology. We have no business assets or business operations. Although we have entered into an agreement with Cellynx Inc. and its shareholders to acquire Cellynx, there is no assurance that we will be able to complete the acquisition of Cellynx. If we are unable to complete the acquisition Cellynx, we will continue to seek out and evaluate alternative business opportunities. There are no assurances that we will be able to identify any alternative business opportunities that are suitable for us. Even if we do identify potential business opportunities, there is no assurance that we will be able to acquire those opportunities.

We will require substantial financing if we are to continue as a going concern.

We had a working capital surplus of $38,837 as of December 31, 2007 due to the fact that $244,882 in amounts owed to us by Nextdigital were re-classified from long term assets to current assets. We have recorded a loss reserve of $331,829, equal to 50% of the total loans receivable (including principal and accrued interest) from Nextdigital. As of the date of filing of this Quarterly Report on Form 10-QSB, our management believes that no further loss reserve is necessary, however there is no assurance that we will be able to collect any or all of the amounts due from Nextdigital. In addition, although we own 5,545,000 shares of Balsam Ventures, Inc. that have been recorded on our balance sheet as “available-for-sale securities” with a fair value of $332,700 as at December 31, 2007, there is no assurance that we will be able to sell any or all of these shares. As such, we may not be able to meet our short term financial needs from our existing assets. If we are not able to obtain financing in an amount sufficient to enable us to pay our liabilities and expenses as they come due, we may not be able to continue as a going concern.

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

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

On February 1, 2008, we entered into a Consulting Agreement (the “Consulting Agreement”) with Mountain View Holdings, LLC, a Colorado Limited Liability Company, maintaining its principal offices at 12510 E. Iliff Avenue, Suite 200, Aurora, CO 80014 (“Mountain View”). Under the terms of the Consulting Agreement, Mountain View is to be paid $1,500 US per month in consideration of which Mountain View is to provide us with various investor relation services for a six (6) month period ending on August 31, 2008. The Consulting Agreement shall automatically renew in 30-day period intervals thereafter. Either party shall have the right to terminate this Consulting Agreement, beginning in the first monthly renewal period, upon 15 days advance written notice.

In addition to the monthly consulting fee, we are required to pay Mountain View a transaction fee as a result of any transaction between us and any other party introduced or put into contact with by Mountain View whereby a sale of stock, issuance of debt, sale of assets, consolidation or other similar transaction or series or combination of transactions occurs. The transaction fee shall be equal to 3% of the dollar value of the transaction, which is based on the total value of the consideration, securities, property, business, assets or other value given, paid, transferred or contributed by, or to, us.

ITEM 6.	EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit

2.1	Share Exchange Agreement dated as of January 3, 2008 among Cellynx, Inc., the shareholders of Cellynx and Norpac Technologies, Inc.(14)
3.1	Articles of Incorporation and Bylaws.(1)
3.2	Articles of Merger.(6)
3.3	Bylaws as amended.(6)
4.1	Form of Warrant Certificate dated January 5, 2007.(11)
10.1	Sale of Patent Agreement dated as of June 15, 1998 between Cool Can Technologies, Inc. and Edward Halimi.(1)
10.2	Patent and Technology Transfer Agreement dated April 18, 2001 among Cool Can Technologies, Inc., David St. James, Melanie St. James and Edward Halimi.(2)
10.3	Exclusive License Agreement dated June 5, 2002 between Balsam Ventures, Inc., and Cool Can Technologies Inc.(3)
10.4	Form of Convertible Note.(5)
10.5	Form of Subscription Agreement between Cool Can Technologies, Inc. and the Convertible Noteholders.(5)
10.6	Exclusive License Agreement dated for reference November 30, 2003 between Balsam Ventures, Inc., and Cool Can Technologies Inc.(4)
10.7	Agreement and Plan of Merger Agreement dated effective May 21, 2004 among Cool Can Technologies, Inc. and NorPac Technologies, Inc.(7)
10.8	Extension Agreement dated as of January 14, 2006 between NorPac Technologies, Inc. and Balsam Ventures, Inc.(8)
10.9	Agreement and Plan of Merger dated November 7, 2006 among Norpac Technologies, Inc., Nextdigital Corp. and Nextdigital Acquisition Corp.(9)
10.10	Loan Agreement dated November 7, 2006 between Norpac Technologies, Inc. and Nextdigital Corp.(9)
10.11	Promissory Note executed by Nextdigital Corp in favor of Norpac Technologies, Inc.(9)
10.12	Loan Agreement dated December 4, 2006 between Norpac Technologies, Inc. and Nextdigital Corp.(10)
10.13	Promissory Note executed by Nextdigital Corp in favor of Norpac Technologies, Inc.(10)
10.14	Loan Agreement dated January 30, 2007 between Norpac Technologies, Inc. and Nextdigital Corp.(12)
10.15	Promissory Note executed by Nextdigital Corp in favor of Norpac Technologies, Inc.(12)
10.16	Loan Agreement dated November 20, 2006 between Norpac Technologies, Inc. and Nextdigital Corp.(13)
10.17	Promissory Note executed by Nextdigital Corp in favor of Norpac Technologies, Inc.(13)
10.18	Consulting Agreement dated February 1, 2008 between Mountain View Holdings, LLC and Norpac Technologies Inc.(15)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description of Exhibit

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:
(1)	Filed with the SEC as an exhibit to our Registration Statement on Form 10SB originally filed on August 26, 1999, as amended.
(2)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB for the year ended June 30, 2001.
(3)	Filed with the SEC on June 20, 2002 as an exhibit to our Current Report on Form 8-K.
(4)	Filed with the SEC on January 9, 2004 as an exhibit to our Current Report on Form 8-K.
(5)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB for the year ended June 30, 2002.
(6)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB for the fiscal period ended September 30, 2003.
(7)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed July 8, 2004.
(8)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed January 19, 2006.
(9)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed November 13, 2006.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed December 7, 2006.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed January 11, 2007.
(12)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed February 5, 2007.
(13)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed February 20, 2007.
(14)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed January 9, 2008.
(15)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed February 7, 2008

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORPAC TECHNOLOGIES, INC.

Date:	February 19, 2008
		By:	/s/ John P. Thornton
JOHN P. THORNTON
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)