Form 10-Q
period 2008-03-31
NORPAC TECHNOLOGIES, INC.
filed 2008-05-15
CIK 1067286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER 000-27147

NORPAC TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

NEVADA	95-4705831
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

Suite 410 - 103 East Holly Street
Bellingham, WA	98225
(Address of principal executive offices)	(Zip Code)

(360) 201-9591
(Registrant's telephone number, including area code)

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
Yes [X]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and
“smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]   No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 12, 2008, the issuer had 37,597,890 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

(Unaudited)

MARCH 31, 2008

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

BALANCE SHEETS

	March 31,	June 30,
	2008	2007
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$997	$1,089
Loans receivable, net of allowance of $331,829 (Note 5)	331,829	-
Total Current Assets	332,826	1,089

AVAILABLE-FOR-SALE SECURITIES (Note 4)	110,900	526,775

LOANS RECEIVABLE (Note 5)	-	638,698

	$443,726	$1,166,562

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$196,363	$101,339
Loans payable (Note 7)	77,016	10,000
Total Current Liabilities	273,379	111,339

STOCKHOLDERS’ EQUITY (Note 9):
Authorized:
100,000,000 shares of common stock, $0.001 par value
100,000,000 shares of preferred stock, $0.001 par value
Issued and outstanding:
March 31, 2008 and June 30, 2007
-37,597,890 shares of common stock	37,597	37,597
Additional paid-in capital	3,467,383	3,467,383
Deficit accumulated during the development stage	(3,231,083)	(2,762,082)
Accumulated other comprehensive income (loss)	(103,550)	312,325
	170,347	1,055,223

	$443,726	$1,166,562

The accompanying notes are an integral part of these financial statements.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)

					Period From
					Inception
					(April 1, 1998)
	Three Months Ended		Nine Months Ended		Through
	March 31,		March 31,		March 31,
	2008	2007	2008	2007	2008

Revenues	$-	$15,000	$-	$15,000	$303,000

Administrative pre-opening and
development expenses	(65,586)	(38,096)	(161,236)	(116,631)	(1,882,350)
Interest expense	(751)	-	(896)	-	(680,437)
Impairment of intangibles	-	-	-	-	(24,800)
Stock-based expenses	-	-	-	-	(624,000)
Realized loss on available-for-sale securities	-	-	-	-	(42,325)
Loss reserve on loans receivable	-	-	(331,829)	-	(331,829)

Loss before interest income	(66,337)	(23,096)	(493,961)	(101,631)	(3,282,741)

Interest income	-	11,007	24,960	14,492	51,658

Net loss	(66,337)	(12,089)	(469,001)	(87,139)	(3,231,083)

Unrealized gain (loss) on available-for-sale
securities	(221,800)	55,450	(415,875)	(110,900)	(103,550)

Comprehensive income (loss)	$(288,137)	$43,361	$(884,876)	$(198,039)	$(3,334,633)

Basic and diluted net loss per common share	$-	$-	$(0.01)	$-

Weighted average number of outstanding
shares	37,597,890	37,573,862	37,597,890	36,190,071

The accompanying notes are an integral part of these financial statements.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(unaudited)

			Period From
			Inception
			(April 1, 1998)
	Nine Months Ended		Through
	March 31,		March 31,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(469,001)	$(87,139)	$(3,231,083)
Adjustments to reconcile net loss to net cash flows from operating activities:
Amortization expense	-	1,800	19,200
Compensation expense, options to nonemployees	-	-	504,000
Receipt of available-for-sale securities	-	-	(268,000)
Fair value of common stock issued over carrying amount of debt	-	-	120,000
Realized loss on sales of available-for-sale securities	-	-	42,325
Amortization of original issue discount	-	-	550,000
Impairment loss on intangibles	-	-	24,800
Loss reserve on loans receivable	331,829	-	331,829
Changes in operating assets and liabilities:
Increase in accounts receivable	-	(15,000)	-
Increase in accrued interest receivable	(24,960)	(14,492)	(51,658)
Increase in accounts payable and accrued liabilities	95,024	38,260	276,144
Increase in accrued interest payable	896	-	128,276
Increase in accounts payable, stockholders	-	-	369,346
Increase in due to stockholders	-	-	20,776
Net cash flows from operating activities	(66,212)	(76,571)	(1,164,045)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of available-for-sale securities	-	-	11,225
Advances under loan receivable agreements	-	(612,000)	(612,000)
Purchase of intangibles	-	-	(44,000)
Net cash flows from investing activities	-	(612,000)	(644,775)

CASH FLOWS FROM FINANCING ACTIVITIES:
Collection of subscription receivable	-	-	10,000
Issuance of common stock	-	673,000	1,292,269
Net proceeds from due to stockholders	-	-	348,928
Proceeds from (repayment of) loans payable	66,120	(500)	76,120
Issuance of convertible notes	-	-	82,500
Net cash flows from financing activities	66,120	672,500	1,809,817

Increase (decrease) in cash	(92)	(16,071)	997
Cash:
Beginning	1,089	16,887	-

Ending	$997	$816	$997

SUPPLEMENTAL CASH FLOWS INFORMATION:

Cash paid for interest	$-	$-	$2,182

NONCASH INVESTING AND FINANCING ACTIVITIES:

Stock issued for amount due to stockholders	$-	$-	$233,125
Stock issued for accounts payable	$-	$-	$10,000
Conversion of accounts payable, stockholders and due to stockholders
and issuance of subscription receivable for convertible notes	$-	$-	$467,500
Stock issued for conversion of notes payable	$-	$-	$550,000
Stock issued for accrued interest on notes payable	$-	$-	$127,381

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

On January 3, 2008, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with Cellynx, Inc. (“Cellnyx”), a California company engaged in the development of plug-and-play cell phone signal-amplification technology. Under the terms of the Exchange Agreement, the Company will issue shares of the Company’s common stock for each Cellnyx shareholder’s pro-rata portion of the total Cellynx shares. In the event that there is an insufficient number of authorized but unissued Company common stock to issue to the Cellnyx shareholders, the Company shall issue all available authorized but unissued common stock among the Cellnyx shareholders in a pro-rata manner. The Company shall then establish a class of series A preferred stock and issue to the Cellnyx shareholders that number of Company series A preferred stock that may be convertible into the remaining equivalent common stock. Immediately after closing, the Company shall amend its articles of incorporation to increase the authorized number of shares of common stock to 200,000,000 or such other number sufficient to enable the Cellnyx shareholders to convert their series A preferred stock into common stock. The Company’s common shares outstanding before closing shall equal 30.1% of the outstanding shares of the Company’s common stock at the time of closing. Closing of the Exchange Agreement is subject to certain conditions, including delivery of required financial statements by Cellynx and completion of due diligence by the Company and Cellynx. The Exchange Agreement may be terminated (i) by mutual consent of the parties, (ii) by either party if the transaction has not been consummated by April 30, 2008, (iii) by either party if the transaction is prohibited by government order or action or (iv) by either party upon a material breach of any representation, warranty, covenant or agreement by the other party. Subsequent to March 31, 2008, the Company and Cellnyx began discussions to extend the closing of the Exchange Agreement.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(unaudited)

1.	History and Organization of the Company (continued)

The Company is considered to be in the development stage. The accompanying financial statements represent those of a development stage enterprise and therefore, are subject to the usual business risks of development stage companies. The Company has had no significant revenue from operations. Research and development costs are expensed as incurred.

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information. The accompanying financial statements do not include all information and footnote disclosures required for a complete presentation prepared under accounting principles generally accepted in the United States. The interim period financial statements should be read together with the audited financial statements and the accompanying notes for the year ended June 30, 2007 included in the Company’s annual report on form 10-KSB. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows as of March 31, 2008 and for all periods presented have been included. Interim results for the period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. As of March 31, 2008 and June 30, 2007, cash and cash equivalents consists of cash only.

	(d)	Loans receivable

Loans receivable are reported at the outstanding principal balance adjusted for any charge-offs and reserve for loan losses. Management recorded a reserve amounting to $331,829 for loans receivable and accrued interest receivable at December 31, 2007. When determining the reserve for loan losses, management considers if any events or changes in circumstances indicate uncollectibility. When a loan is determined to be uncollectible, it is charged against the loss reserve. Loans are not collateralized. Because of inherent uncertainties in estimating the reserve for loan losses, it is at least reasonably possible that the estimates used will change in the near term. Interest on loans is recognized when earned. Interest on loans is generally not recognized when loans become past due. Thereafter, no interest is taken into income until such time as the borrower demonstrates the ability to resume payments. There were no past due loans at March 31, 2008 and June 30, 2007. Based on current loan interest rates, management does not believe exposure to interest rate sensitivity is significant. Management periodically reviews loans outstanding to determine if any loans are impaired. Impaired loans, if any, are adjusted to estimated net realized value through the loan loss reserve. At March 31, 2008, loans receivable amounting to $306,000 were on nonaccrual status.

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

Effective July 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, "Accounting for Income Taxes." FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. In accordance with FIN 48, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions shall be recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination. Tax positions that meet the more likely than not threshold should be measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operations or cash flows. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more than likely not be realized.

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

The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for the periods ended March 31, 2008 and 2007.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(unaudited)

3.	Significant Accounting Policies (continued)

(i) Stock-based compensation

Effective January 1, 2006, the Company adopted SFAS123(R), "Share-Based Payment," and related interpretations which superseded Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method, which requires the Company to recognize compensation expense on a prospective basis. The fair value of stock-based compensation is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized for stock-based awards in footnote disclosures required under SFAS 123, “Accounting for Stock-Based Compensation.” Prior to January 1, 2006, the Company accounted for share-based compensation under the recognition and measurement provisions of APB Opinion 25, as permitted by SFAS 123. Under APB Opinion 25, compensation expense was recorded using the intrinsic method where compensation expense under fixed term option plans was recorded at the date of grant only to the extent that the market value of the underlying stock at the date of grant exceeded the exercise price. As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s net loss for the periods ended March 31, 2008 and 2007 were no different than if it had continued to account for stock-based compensation under SFAS 123. Basic and diluted loss per share for the periods ended March 31, 2008 and 2007 were no different than if it had continued to account for share-based compensation under SFAS 123.

The following table shows the pro forma effect on net loss prior to the adoption of SFAS 123(R) had compensation expense been determined based on the fair value at the award grant date, in accordance with SFAS 123:

Period From
Inception (April 1,
1998) Through
March 31,
2008

Net loss	$(3,231,083)

Pro forma net loss	$(3,279,083)

Stock based compensation
As reported	$504,000
Proforma	$552,000

There were no options granted or vested during the three and nine months ended March 31, 2008 and 2007.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(unaudited)

3.	Significant Accounting Policies (continued)

	(j)	Loss per common share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive securities. During the three and nine months ended March 31, 2007, the 432,500 warrants outstanding have been excluded from diluted net loss per common share as they were anti- dilutive. There were no potentially dilutive securities during the three and nine months ended March 31, 2008.

	(k)	Comprehensive income (loss)

The Company has adopted SFAS 130, “Reporting Comprehensive Income,” which establishes guidelines for the reporting and display of comprehensive income (loss) and its components in financial statements. Comprehensive income (loss) consists of the Company’s net loss and unrealized gain (loss) on available- for-sale securities.

	(l)	Development stage

The Company is a development stage company as defined in SFAS 7, “Accounting and Reporting by Development Stage Enterprises,” as it is devoting substantially all of its efforts to establish a new business and planned principal operations have not yet commenced.

	(m)	Recent accounting pronouncements

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. In February 2008, the FASB issued Staff Position 157-2, “Effective Date of FASB Statement No. 157,” that deferred the effective date of SFAS 157 for one year for nonfinancial assets and liabilities recorded at fair value on a non-recurring basis. The Company does not believe that the adoption of SFAS 157 will have a material impact on the financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits an instrument election to account for selected financial assts and liabilities at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted as of January 1, 2007. The Company is currently evaluating the impact of SFAS 159 will have on the financial statements.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(unaudited)

3.	Significant Accounting Policies (continued)

(m) Recent accounting pronouncements (continued)

In December 2007, the FASB issued SFAS 141 (revised 2007), "Business Combinations" (“SFAS 141R”). Under SFAS 141R, a company is required to recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration at their fair value at the acquisition date. It further requires that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. Among other changes, SFAS 141R also requires that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, and any deferred tax benefits resulting from a business combination be recognized in income from continuing operations in the period of the combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is evaluating what impact SFAS 141R will have on the financial statements.

In December 2007, the FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51" (“SFAS 160”). SFAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amounts of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations; changes in ownership interest to be accounted for as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary must be measured at fair value. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is evaluating what impact SFAS 160 will have on the financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities including: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The Company is evaluating what impact SFAS 161 will have on the financial statements.

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

		Gross	Gross
	Aggregate	unrealized	unrealized
	fair value	gains	losses	Cost

Equity securities –March 31, 2008	$110,900	$-	$103,550	$214,450
Equity securities – June 30, 2007	$526,775	$312,325	$-	$214,450

In November 2002, the Company received securities valued at $63,000. Pursuant to the license agreement described in Note 14, the Company received additional securities valued at $175,000 in November 2003, and securities valued at $30,000 in January 2006. Securities with a cost of $53,550 were sold prior to July 1, 2005. There were no sales of available-for-sale securities during the three and nine months ended March 31, 2008 and 2007.

The Company’s net unrealized holding gain (loss) was $(221,800) and $55,450 for the three months ended March 31, 2008 and 2007, respectively and $(415,875) and $(110,900) for the nine months ended March 31, 2008 and 2007, respectively. The reclassification adjustment was $0 and $0 for the three months ended March 31, 2008 and 2007, respectively and $0 and $0 for the nine months ended March 31, 2008 and 2007, respectively and $40,800 for the period from inception through March 31, 2008. On an ongoing basis, the Company evaluates its investment in available-for-sale securities if a decline in fair value is other than temporary. There have been no other-than-temporary declines in fair value through March 31, 2008.

At both March 31, 2008 and June 30, 2007, the Company held 5,545,000 common shares, respectively, of Balsam Ventures, Inc. (“Balsam”) for an ownership percentage of 15.3% . This investment in Balsam was not accounted for under the equity method in accordance with APB Opinion 18, “The Equity Method of Accounting for Investments in Common Stock,” because the Company is unable to exercise significant influence over the operating and financial policies of the investee.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(unaudited)

5.	Loans Receivable

During the year ended June 30, 2007, four unsecured loans were granted to Nextdigital, totaling $612,000. The loans bear interest at 8% per annum and are due as follows:

Grant Date	Principal	Due Date

November 7, 2006	$100,000	November 7, 2008
November 20, 2006	75,000	November 20, 2008
December 4, 2006	275,000	December 4, 2008
January 30, 2007	162,000	January 30, 2009
	$612,000
Accrued interest receivable	51,658
	663,658
Loss reserve	(331,829)
	$331,829

Interest income related to these loans receivable totaled $Nil and $11,007 for the three months ended March 31, 2008 and 2007, respectively and $24,960 and $14,492 for the nine months ended March 31, 2008 and 2007, respectively and $51,658 for the period from inception through March 31, 2008.

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

During the nine months ended March 31, 2008, a loan was granted from a third party company for $15,000. The loan is unsecured, bears interest at 10% and is due on demand. Interest expense accrued for the three and nine months ended March 31, 2008 totaled $131 and $131, respectively and $131 for the period from inception through March 31, 2008.

During the nine months ended March 31, 2008, a loan was granted from a third party company for $1,000 of which $680 was repaid in the same period. The loan is unsecured, non-interest bearing and is due on demand.

During the nine months ended March 31, 2008, several loans were granted from a third party company totaling $43,000. The loans are unsecured, bear interest at 10% and are due on demand. Interest expense accrued for the three and nine months ended March 31, 2008 totaled $550 and $654, respectively and $654 for the period from inception through March 31, 2008.

During the year ended June 30, 2007, a loan was granted from a third party company for $10,000. During the nine months ended March 31, 2008, a second loan was granted from the same third party company for $5,000. Both loans are unsecured, non-interest bearing, and due on demand. During the nine months ended March 31, 2008, a third loan was granted from the same third party company for $2,800. The loan is unsecured, bears interest at 10% and is due on demand. Interest expense accrued for the three and nine months ended March 31, 2008 totaled $70 and $111, respectively and $111 for the period from inception through March 31, 2008.

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(unaudited)

7.	Loans Payable (continued)

During the year ended June 30, 2006, several loans were granted from and repaid to a third party. The balance due at June 30, 2006 was $500. During the year ended June 30, 2007, the loan was repaid. The loans were unsecured, non-interest bearing, and due on demand.

8.	Related Party Transactions

Consulting fees paid to an officer and director totaled $3,000 and $3,000 for the three months ended March 31, 2008 and 2007, respectively and $9,000 and $9,000 for the nine months ended March 31, 2008 and 2007, respectively. Consulting fees paid to an officer and director from inception through March 31, 2008 totaled $23,500.

Consulting fees paid to a former officer and director from inception through March 31, 2008 totaled $588,000. During the period of inception through March 31, 2008, a former officer and director settled accounts payable of $146,330 in exchange for 187,500 common shares of the Company with a fair value of $28,125. The difference between the carrying amount of the accounts payable and the fair value of the common shares issued of $118,205 was recorded as an increase to additional paid in capital.

At March 31, 2008, included in accounts payable and accrued liabilities was $52, owed to a former officer and director of the Company.

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

On January 5, 2007, the Company issued 432,500 units at a price of $0.40 per unit for total proceeds of $173,000. Each unit consists of one share of the Company’s common stock and one share purchase warrant. Each warrant entitled the holder to purchase an additional share of the Company’s common stock at a price of $0.40 per share and expired January 5, 2008. The relative fair value of the common stock was estimated to be approximately $103,800 and the relative fair value of the warrants was estimated to be approximately $69,200 as determined based on the relative fair value allocation of the proceeds received. The warrants were valued using the Black-Scholes option pricing model.

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

Information relating to stock options is as follows:

	Number of	Weighted
	Shares	Average
		Exercise
Under option, June 30, 2001	177,500	$7.50
Granted	30,000	0.50
Exercised – conversion of debt and accounts payable	(55,000)	1.50
Cancelled	(27,500)	3.00
Under option, June 30, 2002	125,000	2.65
Expired	(100,000)	2.20
Cancelled	(25,000)	3.00
Under option, June 30, 2003	-	-
Granted	-	-
Expired	-	-
Cancelled	-	-
Under option, March 31, 2008	-	-

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

The benefit for income taxes differs from the amount computed by applying the U.S. federal income tax rate to loss before income taxes for the three and nine months ended March 31, as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Expected tax benefit at
statutory rate	$(22,555)	$(4,110)	$(159,460)	$(29,627)
State tax effects	(3,980)	(725)	(28,140)	(5,228)
Increase in valuation allowance	26,535	4,835	187,600	34,855

	$-	$-	$-	$-

Tax law provides for limitation on the use of future loss carryovers should significant ownership changes occur.

The following is a summary of deferred taxes:

	March 31,	June 30,
	2008	2007

Deferred tax assets:
Deferred pre-opening costs	$(1,166,423)	$(1,138,089)
Valuation allowance	1,166,423	1,138,089

	$-	$-

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

NORPAC TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(unaudited)

15.	Commitments

On February 3, 2008, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Mountain View Holdings, LLC (“Mountain View”), a Colorado Limited Liability Company. Under the terms of the Consulting Agreement, Mountain View is to be paid $1,500 per month in consideration for providing the Company with various investor relation services for a six month period ending on August 31, 2008. The Consulting Agreement shall automatically renew in 30-day period intervals thereafter. Either party shall have the right to terminate this Consulting Agreement, beginning in the first monthly renewal period, upon 15 days advance written notice. In addition to the monthly consulting fee, the Company is required to pay Mountain View a transaction fee as a result of any transaction between the Company and any other party introduced or put into contact with by Mountain View whereby a sale of stock, issuance of debt, sale of assets, consolidation or other similar transaction or series or combination of transactions occurs. The transaction fee shall be equal to 3% of the dollar value of the transaction, which is based on the total value of the consideration, securities, property, business, assets or other value given, paid, transferred or contributed by, or to, the Company.

16.	Subsequent Events

On April 1, 2008, a loan was granted from a third party company for $7,500. The loan is unsecured, bears interest at 10% and is due on demand.

On April 25, 2008, a loan was granted from a third party company for $3,000. The loan is unsecured, bears interest at 10% and is due on demand.

ITEM 2.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute "forward-looking statements." These statements, identified by words such as “plan,” "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption “Part II – Item 1A. Risk Factors” and elsewhere in this Quarterly Report. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-KSB or Form 10-K, our Quarterly Reports on Form 10-QSB or Form 10-Q and our Current Reports on Form 8-K.

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

As of the date of this Quarterly Report, we have not completed the transactions contemplated in the Exchange Agreement. As such, the parties to the Exchange Agreement have entered into negotiations to extend the termination date for completing the Share Exchange.

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

As a result, we are unable to provide an accurate estimate of our financial requirements for the next twelve months. However, we currently have a working capital of $59,447 and will need substantial financing in the near term in order to meet our current obligations as they become due and to meet our ongoing reporting obligations under the Securities Exchange Act of 1934 (the “Exchange Act”). If we are able to complete the transactions set out in the Exchange Agreement, of which there is no assurance, we anticipate that our financing requirements will increase significantly.

RESULTS OF OPERATIONS

Nine Months Summary

	Three Months Ended			Nine Months Ended
	March 31,		Percentage	March 31,		Percentage
			Increase /			Increase /
	2008	2007	(Decrease)	2008	2007	(Decrease)
Revenue	$-	$15,000	(100)%	$-	$15,000	(100)%
Expenses	(66,337)	(38,096)	74.1%	(493,961)	(116,631)	323.5%
Interest Income	-	11,007	(100)%	24,960	14,492	72.2%
Net Income (Loss)	$(66,337)	$(12,089)	448.7%	$(469,001)	$(87,139)	438.2%

Revenues

We did not earn any revenues during the nine months ended March 31, 2008. During the nine months ended March 31, 2007, we had revenues of $15,000 on account of royalty payments we received from Balsam Ventures Inc. As our Cool Can Technology has expired, we do not expect to earn any other sources of revenue in the near future.

Expenses

Our expenses for the nine months ended March 31, 2008 and 2007 consisted of the following:

	Three Months Ended March 31,			Nine Months Ended March 31,
			Percentage			Percentage
	2008	2007	Increase /	2008	2007	Increase /
			(Decrease)			(Decrease)
Accounting	$6,473	$6,749	(4.1)%	$43,535	$42,233	3.1%
Amortization	-	600	(100)%	-	1,800	(100)%
Management Fees	3,000	3,000	n/a	9,000	9,000	n/a
Consulting Fees	33,000	15,000	120%	63,000	15,000	320%
Legal	11,785	6,939	69.8%	26,655	31,339	(14.9)%
Rent	825	838	(1.6)%	2,475	5,157	(52.0)%
Other	10,503	4,978	110%	16,571	12,102	36.9%
Interest	750	-	n/a	896	-	n/a
Loss Reserve on Loans Receivable	-	-	n/a	331,829	-	n/a
Total	$66,336	$38,095	74.1%	$493,960	$116,631	323.5%

The increase in our administrative expenses for the nine months ended March 31, 2008 when compared to the nine months ended March 31, 2007, was primarily attributable to a loss reserve recorded in respect of loans granted to Nextdigital Corp. between November, 2006 and January, 2007. At December 31, 2007, our management determined that the collectibility of these loans was in doubt. As a result, we recorded a loss reserve of $331,829, equal to 50% of the total loans receivable and accrued interest receivable from Nextdigital.

Consulting fees during the three and nine month periods ended March 31, 2008 were also significantly higher than in the corresponding periods ended March 31, 2007. Consulting fees accrued during the period were incurred with respect to general administrative and accounting work performed in connection with our business activities and in connection with meeting our regulatory filings. The increase in consulting fees is due to the fact that we incurred consulting fees of $18,000 to Mountain View Holdings, LLC for performing certain investor relations services during the three months ended March 31, 2008.

Interest Income

Interest income for the periods ended March 31, 2008 and 2007 is related to loans totaling $612,000 granted to Nextdigital Corp. between November, 2006 and January, 2007. As discussed above, at December 31, 2007 our management has determined that the collectibility of these loans was in doubt, and we recorded a loss reserve of $331,829, equal to 50% of the total loans receivable and accrued interest receivable from Nextdigital.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At March 31, 2008	At June 30, 2007	Increase / (Decrease)
Current Assets	$332,826	$1,089	30,462.5%
Current Liabilities	(273,379)	(111,339)	145.5%
Working Capital (Deficit)	$59,447	$(110,250)	153.9%

Cash Flows
	Nine Months Ended March 31,
	2008	2007
Cash Flows (Used In) Operating Activities	$(66,212)	$(76,571)
Cash Flows (Used In) Investing Activities	-	(612,000)
Cash Flows From Financing Activities	66,120	672,500
Net Increase (Decrease) In Cash During Period	$(92)	$(16,071)

Our working capital increased during the nine months ended March 31, 2008 due to the fact that $244,882 in amounts owed to us by Nextdigital were re-classified from long term assets to current assets. We have recorded a loss reserve of $331,829, equal to 50% of the total loans receivable (including principal and accrued interest) from Nextdigital. There is no assurance that we will be able to collect any or all of the amounts owed to us from Nextdigital.

During the nine months ended March 31, 2008, we had no sources of revenue. Our sole source of financing came in the form of short-term loans. We received the following short-term loans during the nine months ended March 31, 2008:

(a)	A loan of $15,000 from a third party company, bearing interest at a rate of 10% per annum and due on demand.

(b)	A loan of $1,000 from a third party company, non-interest bearing and due on demand. During the nine months ended March 31, 2008, we repaid $680 of this loan.

(c)	Loans totaling $43,000 from a third party company, bearing interest at a rate of 10% per annum and due on demand.

(d)

A loan of $5,000 from a third party company, non-interest bearing and due on demand. We also received an additional $2,800 from the same third party company. This loan bears interest at a rate of 10% per annum and is due on demand.

Financing Requirements

We will require additional financing if we are to continue as a going concern. In addition, If we are able to complete the transactions set out in the Exchange Agreement, of which there is no assurance, we anticipate that our financing requirements will increase significantly.

We recorded a loss reserve of $331,829, equal to 50% of the total loans receivable (including principal and accrued interest) from Nextdigital. As of the date of filing of this Quarterly Report on

Form 10-Q, our management believes that no further loss reserve is necessary, however there is no assurance that we will be able to collect the remaining amounts due from Nextdigital.

In addition, although we own 5,545,000 shares of Balsam Ventures, Inc., that have been recorded on our balance sheet with a fair value of $100,900 as of March 31, 2008, there are no assurances that we will be able to sell enough of these shares to meet our short term financing requirements as the trading volume for Balsam’s shares is extremely limited.

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

Loans Receivable

Loans receivable are reported at the outstanding principal balance adjusted for any charge-offs and reserve for loan losses. Our management recorded a reserve amounting to $331,829 for loans receivable and accrued interest receivable at December 31, 2007. When determining the reserve for loan losses, our management considers if any events or changes in circumstances indicate uncollectibility. When a loan is determined to be uncollectible, it is charged against the loss reserve. Loans are not collateralized. Because of inherent uncertainties in estimating the reserve for loan losses, it is at least reasonably possible that the estimates used will change in the near term. Interest on loans is recognized when earned. Interest on loans is generally not recognized when loans become past due. Thereafter, no interest is taken into income until such time as the borrower demonstrates the ability to resume payments. There were no past due loans at March 31, 2008 and June 30, 2007. Based on current loan interest rates, our management does not believe exposure to interest rate sensitivity is significant. Our management periodically reviews loans outstanding to determine if any loans are impaired. Impaired loans, if any, are adjusted to estimated net realized value through the loan loss reserve. At March 31, 2008, loans receivable amounting to $306,000 were on non-accrual status.

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4(T).          CONTROLS AND PROCEDURES.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.               LEGAL PROCEEDINGS.

None.

ITEM 1A.            RISK FACTORS.

The following are some of the important factors that could affect our financial performance or could cause actual results to differ materially from estimates contained in our forward-looking statements. We may encounter risks in addition to those described below. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also impair or adversely affect our business, financial condition or results of operation.

Our independent auditors have substantial doubt about our ability to continue as a going concern.

We have earned substantial losses for each of the nine months ended March 31, 2008 and 2007, and we have an accumulated deficit of $3,231,083 as of March 31, 2008. Although the financial statements for each of these periods were prepared assuming that we would continue as a going concern, in the view of our independent auditors, there is a substantial doubt about our ability to continue as a going concern. Since we do not expect to generate any significant revenues for the foreseeable future, our ability to continue as a going concern depends, in large part, on our ability to raise additional capital through equity or debt financing transactions. If we are unable to raise additional capital, stockholders may lose their investment.

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

We had a working capital surplus of $59,447 as of March 31, 2008 due to the fact that $244,882 in amounts owed to us by Nextdigital were re-classified from long term assets to current assets. We have recorded a loss reserve of $331,829, equal to 50% of the total loans receivable (including principal and accrued interest) from Nextdigital. As of the date of filing of this Quarterly Report on Form 10-Q, our management believes that no further loss reserve is necessary, however there is no assurance that we will be able to collect any or all of the amounts due from Nextdigital. In addition, although we own 5,545,000 shares of Balsam Ventures, Inc. that have been recorded on our balance sheet as “available-for-sale securities” with a fair value of $110,900 as at March 31, 2008, there is no assurance that we will be able to sell any or all of these shares. As such, we may not be able to meet our short term financial needs from our existing assets. If we are not able to obtain financing in an amount sufficient to enable us to pay our liabilities and expenses as they come due, we may not be able to continue as a going concern.

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

None.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.               OTHER INFORMATION.

None.

ITEM 6.               EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit

2.1	Share Exchange Agreement dated as of January 3, 2008 among Cellynx, Inc., the shareholders of Cellynx and Norpac Technologies, Inc.(14)
3.1	Articles of Incorporation and Bylaws.(1)
3.2	Articles of Merger.(6)
3.3	Bylaws as amended.(6)
4.1	Form of Warrant Certificate dated January 5, 2007.(11)
10.1	Sale of Patent Agreement dated as of June 15, 1998 between Cool Can Technologies, Inc. and Edward Halimi.(1)
10.2	Patent and Technology Transfer Agreement dated April 18, 2001 among Cool Can Technologies, Inc., David St. James, Melanie St. James and Edward Halimi.(2)
10.3	Exclusive License Agreement dated June 5, 2002 between Balsam Ventures, Inc., and Cool Can Technologies Inc.(3)
10.4	Form of Convertible Note.(5)
10.5	Form of Subscription Agreement between Cool Can Technologies, Inc. and the Convertible Noteholders.(5)
10.6	Exclusive License Agreement dated for reference November 30, 2003 between Balsam Ventures, Inc., and Cool Can Technologies Inc.(4)
10.7	Agreement and Plan of Merger Agreement dated effective May 21, 2004 among Cool Can Technologies, Inc. and NorPac Technologies, Inc.(7)
10.8	Extension Agreement dated as of January 14, 2006 between NorPac Technologies, Inc. and Balsam Ventures, Inc.(8)
10.9	Agreement and Plan of Merger dated November 7, 2006 among Norpac Technologies, Inc., Nextdigital Corp. and Nextdigital Acquisition Corp.(9)
10.10	Loan Agreement dated November 7, 2006 between Norpac Technologies, Inc. and Nextdigital Corp.(9)
10.11	Promissory Note executed by Nextdigital Corp in favor of Norpac Technologies, Inc.(9)
10.12	Loan Agreement dated December 4, 2006 between Norpac Technologies, Inc. and Nextdigital Corp.(10)
10.13	Promissory Note executed by Nextdigital Corp in favor of Norpac Technologies, Inc.(10)
10.14	Loan Agreement dated January 30, 2007 between Norpac Technologies, Inc. and Nextdigital Corp.(12)
10.15	Promissory Note executed by Nextdigital Corp in favor of Norpac Technologies, Inc.(12)
10.16	Loan Agreement dated November 20, 2006 between Norpac Technologies, Inc. and Nextdigital Corp.(13)
10.17	Promissory Note executed by Nextdigital Corp in favor of Norpac Technologies, Inc.(13)
10.18	Consulting Agreement dated February 1, 2008 between Mountain View Holdings, LLC and Norpac Technologies Inc.(15)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description of Exhibit

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:
(1)	Filed with the SEC as an exhibit to our Registration Statement on Form 10SB originally filed on August 26, 1999, as amended.
(2)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB for the year ended June 30, 2001.
(3)	Filed with the SEC on June 20, 2002 as an exhibit to our Current Report on Form 8-K.
(4)	Filed with the SEC on January 9, 2004 as an exhibit to our Current Report on Form 8-K.
(5)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB for the year ended June 30, 2002.
(6)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB for the fiscal period ended September 30, 2003.
(7)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed July 8, 2004.
(8)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed January 19, 2006.
(9)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed November 13, 2006.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed December 7, 2006.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed January 11, 2007.
(12)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed February 5, 2007.
(13)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed February 20, 2007.
(14)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed January 9, 2008.
(15)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed February 7, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORPAC TECHNOLOGIES, INC.

Date:	May 15, 2008
		By:	/s/ John P. Thornton
JOHN P. THORNTON
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)