Form 10-K
period 2008-06-30
CelLynx Group, Inc.
filed 2008-10-14
CIK 1067286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number: 000-27147

CELLYNX GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	95-4705831
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25910 Acero, Suite 370 Mission Viejo, California	92691
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (949) 305-5290

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained herein, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐         Accelerated filer ☐

Non-accelerated filer ☐           Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

At December 31, 2007, the end of our second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $7,265,557 based on the closing price of $0.21 as reported on the Over-the-Counter Bulletin Board.

Number of shares of common stock outstanding as of October 10, 2008:  80,552,812.

TABLE OF CONTENTS
TO ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED JUNE 30, 2008

i

EXPLANATORY NOTE

As previously reported in our Current Report on Form 8-K dated July 30, 2008, the Company, under its predecessor name NorPac Technologies, Inc. (“NorPac”), completed a share exchange transaction with CelLynx, Inc. a California corporation (“CelLynx”) and CelLynx’s shareholders (the “Share Exchange”) that resulted in CelLynx becoming a wholly-owned subsidiary of NorPac and also resulted in a change of control of the Company. The Share Exchange was accounted for as a reverse acquisition and recapitalization and, as a result, NorPac’s (the legal acquirer) consolidated financial statements will, in substance, be those of CelLynx (the accounting acquirer), with the assets and liabilities, and revenues and expenses, of CelLynx being included effective from the date of the Share Exchange. However, the Share Exchange was not completed until after the end of Company’s current fiscal year, June 30, 2008, and thus the Company was required to file this Annual Report on Form 10-K for NorPac’s business activities prior to the Share Exchange and as of June 30, 2008. Although this Annual Report on Form 10-K includes descriptions of the Share Exchange and the business of the combined entity after the Closing of the Share Exchange, the financial statements and information included are only those of NorPac, the legal acquirer. The financial statements for CelLynx for the years ended September 30, 2006 and September 30, 2007 and the unaudited financial statements for the six-months ended March 31, 2008 were included with the Form 8-K filed on July 30, 2008 in connection with the Share Exchange. Further, the Company has also decided to adopt the fiscal year end of CelLynx, its operating business after the share exchange transaction, and thus the Company will be filing an annual report on Form 10-K for its new fiscal year ending September 30th, commencing with the Company’s annual report for the year ending September 30, 2008.

FORWARD LOOKING STATEMENTS AND CERTAIN TERMINOLOGY

Some of the statements made by us in this Annual Report on Form 10-K are forward-looking in nature, including but not limited to, statements relating to our future revenue, product development, demand, acceptance and market share, gross margins, levels of research and development, our management's plans and objectives for our current and future operations, and other statements that are not historical facts. Forward-looking statements include, but are not limited to, statements that are not historical facts, and statements including forms of the words "intend", "believe", "will", "may", "could", "expect", "anticipate", "plan", "possible", and similar terms. Actual results could differ materially from the results implied by the forward looking statements due to a variety of factors.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release any revisions to these forward-looking statements that may reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by us include, but are not limited to:

● our limited operational history;
● our ability to finance our activities and maintain our financial liquidity;
● our ability to attract and retain qualified, knowledgeable employees;
● the impact of general economic conditions on our business;
● the ability to bring our technology to commercialization;
● market acceptance of our products;
● dependence on suppliers, third party manufacturers and other key vendors;
● our ability to design and market new products successfully;
● our failure to acquire new customers in the future;
● continued enforceability of patent and trademark rights;
● deterioration of business and economic conditions in our markets;
● intensely competitive industry conditions with increasing price competition; and
● the rate of growth in the cellular amplifier market.

In this document, the words "we," "our," "ours," "us,"  “CelLynx” and “Company” refer to CelLynx Group, Inc. and our subsidiary.

ii

PART I

ITEM 1. BUSINESS

Corporate Background

CelLynx Group, Inc. (“CelLynx” or the “Company”) was originally incorporated under the laws of the State of Minnesota on April 1, 1998, under the name “Cool Can Technologies, Inc.” Effective July 12, 2004, the Company merged (the “Merger”) with NorPac Technologies, Inc., its wholly owned subsidiary (“Nevada Sub”), for the purpose of reincorporating the Company in Nevada. The Merger was completed effective July 12, 2004, with Nevada Sub as the surviving corporation. Upon completion of the Merger, the Company’s name was changed to NorPac Technologies, Inc. (“NorPac”).

The Company had originally been in the business of developing and marketing a proprietary technology for self-chilling beverage containers (the “Cool Can Technology”). However, the Company’s patents for the Cool Can Technology expired, and, as a result, the Company’s management decided to abandon the development of the Cool Can Technology and seek alternative business opportunities. To that end, as more fully explained below, on July 24, 2008, the Company closed a transaction with shareholders of CelLynx, Inc., a California corporation ("CelLynx-California"), by which it newly issued shares to the CelLynx-California shareholders in exchange for all outstanding shares of CelLynx-California. Through this transaction, the Company acquired a cellular amplifier business as its wholly owned subsidiary. This transaction has been considered a "reverse take-over" for accounting purposes.

Effective August 5, 2008, the Company changed its name to CelLynx Group, Inc. by merging another wholly owned subsidiary, CelLynx Group, Inc., a Nevada corporation, into the Company and assuming the subsidiary’s name.

The Reverse Take-Over

On July 24, 2008, the Company closed a reverse take-over transaction by which it acquired a cellular amplifier business pursuant to a Share Exchange Agreement, as amended  (the “Exchange Agreement”), by and among the Company, CelLynx, Inc., a California corporation (“CelLynx-California”), and twenty-three (23) CelLynx-California shareholders who, immediately prior to the closing of the transactions contemplated by the Exchange Agreement, collectively held 100% of CelLynx-California’s issued and outstanding shares of capital stock (the “CelLynx Owners”).

Prior to the closing, on July 23, 2008, the Company entered into a Regulation S Subscription Agreement (the “Subscription Agreement”) pursuant to which the Company agreed to issue and sell 10,500,000 shares of its common stock and warrants to purchase 10,500,000 shares of common stock at an exercise price of $0.20 per share to non-U.S. persons (the “Investors”) for an aggregate purchase price of $1,575,000 (the “Financing”).

Prior to the closing, on July 22, 2008, CelLynx-California entered into a Master Global Marketing and Distribution Agreement (the “Distribution Agreement”) with Dollardex Group Corp., a company organized under the laws of Panama (“Dollardex”), whereby Dollardex shall act as CelLynx-California’s exclusive distributor of CelLynx-California’s products and related accessories in the following regions: Canada, South America, Europe, Middle East, China, India, Australia, Africa and South East Asia.

Immediately following the closing, on July 24, 2008, two of the new officers and directors, one of the new employees and one of the new non-officer directors of the Company entered into a Lock-Up Agreement (the “Lock-Up Agreement”) whereby they agreed not to transfer their the Company shares for a period of 24 months following the closing of the reverse take-over transaction.

As a result of the closing of the reverse take-over transaction, the CelLynx Owners became our controlling shareholders, CelLynx-California became our wholly-owned subsidiary, and CelLynx-California’s business became our business.

The following is a brief description of the terms and conditions of the Exchange Agreement, Subscription Agreement and Distribution Agreement, and the transactions contemplated thereunder that are material to the Company.

Share Exchange

Under the Exchange Agreement, the Company was to acquire all of the equity interests of CelLynx-California in exchange for issuing restricted common stock to the CelLynx Owners in an aggregate amount equal to approximately 70% of the total issued and outstanding shares of common stock immediately after the closing of the reverse take-over, taking into account certain derivative shares held by certain CelLynx Owners and a CelLynx-California noteholder, but exclusive of the shares issued in the Financing and to certain CelLynx-California investors.   As a result, the CelLynx Owners were to receive 77,970,956 shares of the Company’s common stock in exchange for 100% of CelLynx’s common stock.   However, the Company had only 41,402,110 authorized, unissued and unreserved shares of common stock available, after taking into account the shares of common stock issued and reserved in the Financing described below.  Pursuant to the Exchange Agreement, in the event that there were an insufficient number of authorized but unissued and unreserved common stock to complete the transaction, the Company was to issue all of the available authorized but unissued and unreserved common stock to the CelLynx Owners in a pro rata manner and then establish a class of Series A Convertible Preferred Stock (“Series A Preferred Stock”) and issue that number of shares of Series A Preferred Stock such that the common stock underlying the Series A Preferred Stock plus the common stock actually issued to the CelLynx Owners would equal the total number of shares of common stock due to the CelLynx Owners under the Exchange Agreement.  As a result, the Company issued to the CelLynx Owners an aggregate of 32,454,922 shares of common stock and 45,516,034 shares of Series A Preferred Stock.  The Series A Preferred Stock automatically converts into common stock on a one-to-one ratio upon the authorized capital stock of the Company being increased to include not less than 150,000,000 shares of common stock.

The Exchange Agreement also provided that all options, warrants and convertible notes to purchase or acquire shares of CelLynx-California be converted into options, warrants or convertible notes to purchase or acquire shares of the Company in the same proportion at which the CelLynx-California shares were converted into Company shares (the “Conversion Ratio”) under the Exchange Agreement.  The exercise or conversion price for such options, warrants or convertible notes shall be the exercise price or conversion price of the CelLynx-California options, warrants or convertible notes divided by the Conversion Ratio.  As a result, 750,000 CelLynx-California options with an exercise price of $0.018 per share were converted into 943,447 Company options with an exercise price of $0.014 per share; 375,000 CelLynx-California options with an exercise price of $0.02 per share were converted into 471,723 Company options with an exercise price of $0.016 per share; 23,394,133 CelLynx-California options with an exercise price of $0.09 per share were converted into 29,428,164 Company options at an exercise price of approximately $0.0715 per share; 18,330,574 CelLynx-California options with an exercise price of $0.099 per share were converted into 23,058,565 Company options with an exercise price of approximately $0.0787 per share, and, with the exception of the Palomar Note described below, $40,000 of CelLynx-California convertible notes with a conversion price of $0.01 per share were converted into $40,000 of Company convertible notes with a conversion price of approximately $0.0079 per share, and $20,000 of CelLynx-California convertible notes with a conversion price of $0.10 per share were converted into $20,000 of Company convertible notes with a conversion price of approximately $0.0795 per share.  There were no CelLynx-California warrants issued and outstanding at the time of the closing of the Exchange Agreement.

In connection with the reverse take-over transaction, Palomar Ventures III, L.P. (“Palomar”), holder of a certain amended and restated convertible promissory note dated November 10, 2007 (the “Palomar Note”) executed by CelLynx-California in the principal amount of $262,356.16, is entitled to convert the Palomar Note into that number of shares of common stock of CelLynx-California such that immediately following the closing of the reverse take-over transaction, the Palomar Note would be convertible into 4.8% of the issued and outstanding common stock of the Company, exclusive of unvested options.  As a result, the Palomar Note is convertible into 6,340,029 shares of the Company's common stock.

As a condition to closing the Exchange Agreement, John P. Thornton resigned as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer, and the following officers were appointed:

▪	Daniel R. Ash, President, Chief Executive Officer, Chief Operating Officer and Secretary;
▪	Kevin Pickard, Chief Financial Officer and Treasurer, and
▪	Tareq Risheq, Chief Strategy Officer.

In addition, Mr. Thornton agreed to resign as a director of the Company and Mr. Ash, Mr. Risheq, Norman W. Collins, and Robert J. Legendre were appointed directors of the Company.  Mr. Ash’s appointment was effective immediately.  The appointment of the other directors became effective upon the Company’s compliance with the provisions of Section 14(f) of the Securities Act of 1933, as amended, and Rule 14(f)-1 thereunder.

$1,575,000 Financing

Under the Subscription Agreement, the Company issued 10,500,000 shares of its common stock and warrants (the “Warrants”) to purchase 10,500,000 shares of common stock at an exercise price of $0.20 per share to the Investors for an aggregate purchase price of $1,575,000, or $0.15 per share, payable in cash and through the cancellation of debt.  The proceeds from the Financing were allocated as follows: $100,000 to pay current obligations of NorPac, $225,000 as cancellation of current debt of NorPac and the remaining $1,250,000 for working capital.  The Warrants expire on July 22, 2010 except in the event that at any time CelLynx has manufactured 25 or more of its mobile or home repeater units, then the Company may, at its option, accelerate the expiry of the Warrants by giving notice (“Notice of Acceleration”) to the holder thereof.  If the holder does not exercise the Warrant within 30 days of the giving of the Notice of Acceleration, the Warrants will expire and the holder will have no further rights to acquire any shares of the Company under the Warrants.

As a result of the closing of the Exchange Agreement and Subscription Agreement, the CelLynx Owners now own 40.3%, and the investors in the Financing own 13.0%, of the issued and outstanding common stock of the Company, and the CelLynx Owners own 100% of the issued and outstanding Preferred Stock, which are convertible into 45,516,034 shares of common stock.  At the closing of the Exchange Agreement, the Company had a total of 80,552,812 shares of its common stock issued and outstanding.

Dollardex Distribution Agreement

Under the Distribution Agreement, Dollardex shall act as CelLynx’s exclusive distributor of the CelLynx’s 5BARz™ products and related accessories (the “Products”) in the following nine regions: Canada, South America, Europe, Middle East, China, India, Australia, Africa, and South East Asia (the “Territory”).  The Distribution Agreement supersedes a prior Joint Venture Agreement, as amended, dated January 3, 2008 entered into between the parties.

In accordance with the terms of the Distribution Agreement, Dollardex will sell and distribute the Products directly to resellers (whether wholesales or retailers) or end users of the Products in the Territory as well as sell and distribute the Products to its agents in the Territory (the “Dealers”).  The Dealers will be located and appointed by Dollardex but their appointment will be subject to CelLynx’s approval.

In accordance with the terms of the Distribution Agreement, CelLynx also granted Dollardex an exclusive non-transferrable license to use the tradenames, trademark, logos, and designations in or associated with the Products during the term of the Distribution Agreement in connection with the promotion and distribution of the Products in the Territory. The Distribution Agreement is otherwise subject to customary intellectual property protections, including, without limitation, all of the processes, know-how, and related material proprietary of CelLynx to manufacture the Products.

The term of the Distribution Agreement is perpetual though the Distribution Agreement may be terminated, in the event of, among other events, a material breach, upon a change of control of Dollardex, or by mutual agreement of the parties.  The Distribution Agreement further provides that CelLynx shall have the exclusive right of first refusal to acquire Dollardex in the event that Dollardex considers such transaction. In addition, effective December 31, 2011, CelLynx shall have the option to acquire Dollardex in accordance with a certain appraisal method as further described in the Distribution Agreement.

In accordance with the terms of the Distribution Agreement, CelLynx and Dollardex, prior to Dollardex entering into a contractual relationship with a Dealer or commencing distribution of the Product in a given Territory, will develop a business plan for deployment of the distribution and marketing of the Products in the specific Territory.  CelLynx will have approval rights over the business plan and Dollardex is obligated to conduct business and ensure that Dealers conduct their business substantially in accordance with the terms of the business plan.

As consideration for the rights granted under the Distribution Agreement, Dollardex will provide funding to the Company as follows: (i) $1,000,000 due and payable after the pilot production run for the first commercial Product is completed (the “Initial Roll Out”); (ii) $4,000,000 due and payable 90 days from the commencement of the Initial Roll Out; and (iii) $5,000,000 due and payable 180 days from the commencement of the Initial Roll Out.  In addition, the parties agreed that the Company will sell products to Dollardex at 10% over cost of goods sold and Dollardex will pay the Company 50.1% of its Net Earning (as defined in the Distribution Agreement) on a quarterly basis with payments to be made within 45 days following the end of each quarter.

Lock-Up Agreements

Under the Lock-Up Agreement, Robert J. Legendre, Chairman of the Board of Directors of the Company,  Daniel R. Ash, Chief Executive Officer and a director of the Company, Tareq Risheq, Chief Strategy Officer and a director of the Company, and Anthony DeMarco, a senior employee of the Company, agreed not to transfer, sell, assign, pledge, hypothecate, give, create a security interest in or lien on, place in trust (voting trust or otherwise), or in any other way encumber or dispose of, directly or indirectly and whether or not voluntarily, without express prior written consent of the Company, any common stock or options to purchase common stock of the Company for a period of 24 months.

The descriptions of the Exchange Agreement, Subscription Agreement, Warrants, Distribution Agreement, Palomar Note, and Lock-Up Agreement are qualified in their entirety by the contents of such agreements, which are attached to this report as Exhibits 2.1, 2.2, 2.3, 10.1, 10.2, 10.3, 10.4 and 10.8, respectively, and are incorporated herein by reference.

Recent Events

On September 22, 2008, shareholders owning in the aggregate 26,441,554 shares of the Company’s common stock and 40,411,544 shares of the Company’s Series A Preferred Stock, outstanding as of September 10, 2008 (the “Record Date”), consented in writing to amend the Company’s articles of incorporation to increase the number of shares of the Company’s authorized common stock from 100,000,000 to 400,000,000.  On October 8, 2008, the Company filed and mailed a Definitive Information Statement notifying its shareholders of this action. This action will become effective on or about October 28, 2008, at which time the Company with file a Certificate of Amendment to its Articles of Incorporation.

Overview of CelLynx

CelLynx is developing and plans to produce and market a next generation of cell phone amplifiers (also known as repeaters or boosters) for the small office, home office (“SOHO”) and vehicle.  This next generation product, CelLynx 5BARz™, is the first single piece unit that strengthens weak cellular signals to deliver higher quality signals for voice, data and video reception on cell phones being used indoors or in vehicles.   CelLynx plans to develop its products for use in North America, Europe and Asia.  The CelLynx product line is intended to be manufactured by top tier contract manufacturers located in South East Asia.   These manufacturers will allow CelLynx to capitalize on the full advantages of multiple manufacturing locations with a trained and experienced technical work force,  state of the art facilities and knowledge of all aspects of supply chain management, operational execution, global logistics and reverse logistics. The marketing and sales functions will be handled in-house incorporating a multi-channel strategy that includes distribution partners, wireless service providers, retail outlets and international joint ventures.

The CelLynx Solution

Most SOHO cellular amplifiers currently on the market require a receiving tower or antenna, usually placed in an attic or on a rooftop, and a transmitting tower or antenna to be placed at least 35 feet from the other antenna with each connected to the amplifier by cable.  CelLynx’s patent pending technology eliminates the need to distance the receiving and transmitting towers, allowing the two towers to be placed directly inside the amplifier, resulting in a more affordable, one piece unit sometimes referred to as ‘plug & play’, i.e. requiring no installation other than plugging the unit into a power source.

CelLynx has recently completed a prototype of the SOHO unit which delivers 45 decibel  (dB) of gain in a Single Band PCS environment providing up to 1,500 square feet of indoor coverage.  This unit measures 6.5 X 7.5 X 2.5 inches, weighs approximately one pound and does not require the installation of antennas or cables in order to function.  In order to optimize marketability, CelLynx is developing an improved model which it expects to operate in a dual band, PCS and Cellular, environment delivering 65 dB of gain thereby allowing for coverage of 2,500 to 3,000 square feet.  This dual band unit would work with all current wireless carriers in the U.S.  and Canada except Nextel, which operates on its own frequency. The PCS network is generally used by the older carriers such as AT&T at 850MHz while the newer carriers such as T-Mobile operate on the Cellular network at 1900 MHz.  Management is confident that all of the critical functions required for this dual band unit have been identified and that their engineering team has the capability to accomplish development leading to commercialization.

We believe the CelLynx product line, when commercialized, will also offer an advantage over other repeater such as the Femtocell architecture being developed by wireless service providers such as AT&T and Verizon.  This Femtocell technology requires a small cellular base station which connects to the service provider’s network via a broadband such as DSL or cable.  As such, Femtocell will be carrier specific and subject to a monthly subscription fee.  CelLynx products, on the other hand, will be compatible with all wireless carriers in the U.S. and Canada  with the exception of Nextel, will not require a broadband internet connection and will not entail a monthly service fee.

CelLynx has also developed a mobile unit particularly designed for use in vehicles.  This unit currently is an adaptation of the SOHO unit described above.  However, CelLynx is currently improving the mobility of that model by developing an amplifier which will measure 3.5 X 5 inches including one built in antenna and another antenna measuring 4 to 6 inches to be connected to the amplifier by a micro-coax cable and attached to any of the windows by suction cup or other portable means.  The unit will produce up to 45 dB of gain offering higher performance than the competition within the interior of the vehicle cabin while minimizing the signal degrading effects of cabling. The mobile unit will feature built in caller ID and Bluetooth speaker phone for hands free driving and will operate in a dual band environment. It will require no installation other than placing the antennae within the cabin of the vehicle and inserting the cigarette lighter power adapter. Unlike the other products on the market, the CelLynx product will not require the installation of a roof top mounted antenna.  As a result, management believes that this consumer friendly product, will surpass the competition in market acceptance thereby creating the potential for a mass market distribution channel.

History and Development of CelLynx

CelLynx assembled a veteran engineering team with extensive cellular radio frequency (RF)  experience headquartered in Sacramento, California.  Within eight months, this team, with more than 80 years of combined experience in building RF products, developed working prototypes of an affordable consumer friendly single piece plug & play amplifier with a minimum of 45dB of gain in both up and down paths. By late 2007, a pre-production prototype had been developed. At that time, CelLynx entered into a merger agreement with NorPac Technologies, Inc., a Nevada corporation trading on the Over The Counter Bulletin Board (OTC BB).

Since the closing of the reverse take-over, CelLynx has continued the development of the product while working toward the development of the dual band unit, improving the design and is currently adapting the SOHO unit into a mobile amplifier for vehicle use.  Meanwhile management is focusing on the manufacturing process and a sales and marketing plan to ensure the delivery of a quality low cost product into the market place.

The CelLynx Product Line

5Barz™ Home Unit

The 5Barz™ home unit is designed to eliminate cell phone dead spots in an area similar to the size of a single family home (2,000 to 3,000 square feet).  Expected to retail at about $299.00, the 5Barz™ home unit is lightweight, aesthetically pleasing and designed to sit on a table near a window in the direction of the nearest cell tower.  There is an indicator light to determine the best placement.  This product requires no assembly: simply place the unit on a table and plug in the power chord.  Product introduction is expected to occur near the beginning of second quarter 2009 for the North American model.  The European and Asian models are expected to be introduced in the fall of 2009.

5Barz™ Mobile Unit

The 5Barz™ mobile unit is designed to eliminate cell phone dead spots while in a vehicle, moving or stationary.  Simply place the unit in a convenient location within the vehicle, place the antenna close to the windshield on the dash board or attached to the inside windshield with the supplied suction cup, and plug in the cigarette lighter power adapter.  The 5Barz™ mobile unit includes a Blue Tooth speaker phone with caller ID to offer the user the convenience of hands free phone conversation while driving, which is mandated by law in many areas.  This product is also expected to retail at about $299.00 and to be introduced in North American in the beginning of 2009.  The European and Asian models are expected to be introduced mid-year 2009.

5Barz Product Launch

The 5Barz product launch schedule is coordinated with the marketing plan to first introduce the 5Barz home unit and 5Barz mobile unit in the United States and Canada, operating at the Cellular and PCS frequencies (800/1900MHz).  To allow for the marketing of the 5Barz products in Europe and Asia, new models will be launched next that are designed to operate at the ETSI defined frequencies for GSM (900/1800MHz).  The development requirement for the new models is primarily limited to the tuning of the US based units for the change of frequency assignments, including replacement of frequency sensitive components such as band pass filters and antennas.

Industry Overview

Given the nature of the CelLynx product line, CelLynx is within the overall cellular telephone market as well as two sub-segments of that market, i.e. the in-building wireless systems marketplace and the vehicle amplifier marketplace.

The overall cellular telephone marketplace

Statistics from the 3GSM World Congress in Barcelona, Spain this year indicate that the number of worldwide mobile subscribers has surpassed the two billion mark and is predicted to reach three billion by the end of this year and four billion by 2011.  Demand for cellular applications beyond voice, such as video, SMS, email and internet access have created a multi-billion dollar market for accessorial cellular network products such as CelLynx amplifiers. “Certain user segments have an almost insatiable appetite for connectivity and enhanced access to critical productivity applications while at work, at home and on the move,” according to Cliff Raskind, Strategy Analytics’ director of Wireless Strategies.  These early adopters are already driving the market for products that will improve connectivity. Business users are twice as likely to carry a mobile phone as a notebook when away from their desk and are keenly interested in expanding email and internet access to the phone.  This increase in bandwidth demand on the cellular network decreases signal strength and increases the need for CelLynx’s 5BARz™ products.

In spite of the overall proliferation of cell phones, the carriers themselves are suffering from a high rate of customer defections sometimes referred to as churn.  According to CITA, The Wireless Association, 40% of those customers switching networks are searching for a better signal. Considering that it costs the average carrier almost $400 to acquire a new subscriber, this global churn rate is the most serious problem affecting the cellular industry and CelLynx is directly addressing this problem through improving indoor and vehicle coverage while diminishing interference. It is also noteworthy that according to First Research, a D & B Company providing Industry Intelligence, 85% of the U.S. Wireless industry revenues are generated by the four major wireless companies, AT&T, Verizon, Sprint and T-Mobile. In the US market, CelLynx will concentrate on adapting its products to the frequencies being used by those carriers, in particular the Dual Band 850/1900MHz.  In the International market, CelLynx will focus on the Dual Band 900/1800MHz being used in Europe, Africa, Asia, Australia, New Zealand and most of South America.

CelLynx believes that all of the above market conditions indicate the potential for the success of The CelLynx product line within the general cell phone market.  The CelLynx products will seek to attract virtually all cell phone users including those who will come by the product through their cellular and Wi-MAX carriers, enterprise employers, government agencies or military service organizations.

The ‘In Building’ wireless systems marketplace

According to ABI Research, ‘In-building wireless systems, forecasted to exceed $15 billion in revenues in 2013, are a key enabler for delivering on the potential of cellular mobile services.’ Total Telecom, a leading communications periodical, reports that the role of the traditional office is no longer essential for day-to-day productivity as people increasingly work wherever the technology is available,  generally at home if not in the office.  The US Department of Labor reports that over 20 million workers work at home and this does not include those who work out of a home office to conduct personal business or those who work at home to finish uncompleted tasks from their regular employment or use their home office for outside or after hours employment.  More and more workers are adopting the trend toward work-life balance that results in them spending more time at home. These factors reinforce the need for improved signal in the Small Office Home Office.  That need is expected to be met by the CelLynx SOHO unit.

The ‘In-Vehicle’ wireless systems marketplace

Three trends are noteworthy when discussing this sub sector:  the growth of the number of motor vehicles on the road, the trend indicating the increased number of mobile workers and the trend toward legislation requiring hands free cell phone operation while driving.

According to Plunkett Research, Ltd. there were 806 million automobiles and light trucks on the roads of the world in 2007.  That number is expected to increase to one billion by the year 2020. Not so surprisingly, predictions by Analyst House IDC indicate that the number of mobile workers is set to reach one billion by 2011. It is reasonable to assume that as the number of vehicles increase and the number of cell phones increase that the number of drivers using cell phones will also increase.

The National Council of Legislators estimate that 73 % of drivers use their cell phones in the car. That being the case,  twenty states and dozens of municipalities have passed legislation requiring hands free  cell phones while driving. Anticipating the continuation of this legislative trend, the CelLynx vehicular model is equipped with Bluetooth for hands free, safe driving.

All of the above trends suggest the need for quality voice, data and media solutions in the mobile environment and that the market for user friendly amplifiers such as CelLynx will follow these trends in both growth and application.

Sales and Marketing Strategy

In the US, CelLynx will  deploy a multi-channel sales strategy seeking to include: Distribution Partners such as Celluphone, QDI or Advantage; Stocking Partners such as Tesco, Hutton & Brightstar;   Cellular Carriers such as AT&T & Verizon; Corporate Accounts such as Accenture, IBM, Remax, Roadway & Hertz;  Retail Outlets such as Radio Shack, Comp USA & Best Buy and Web based direct sales.

CelLynx will address the international market place through a Master Global Marketing, Distribution and Service Agreement between CelLynx and Dollardex Group Corp. (“DGC”).  DGC intends to build an international marketing and distribution dealer network through its existing relationships in its licensed territories.

Operating and Manufacturing Strategy

CelLynx’s  management and engineering teams have extensive experience working with top-tier off shore manufacturers.  In fact, this collective team has successfully launched over 150 complex RF products in the past seven years using off shore manufacturers.

Given their expertise in this area they have become acutely aware of the advantages of partnering with a reputable contract manufacturer (CM).  In this case, CelLynx will immediately leverage manufacturing practices at minimal cost. In fact, the team has identified several CM candidates in South East Asia. Once a CM is selected CelLynx will immediately benefit from multiple manufacturing locations with a trained and experienced technical work force, state of the art facilities and knowledge of all aspects of supply chain management, operational execution, global logistics and reverse logistics.

An additional benefit to CelLynx is that the CM to be selected will have facilities in California which will produce the first 200 units in coordination with the Company’s engineering team.  Once the team has approved these pre-production units, the manufacturing plan will be developed for one of the CM’s Southeast Asia facilities.  The 200 units scheduled for the beginning of the second quarter of 2009 availability will then be used for UL testing and product demonstrations.

Competition by Market Segment

The SOHO or residential wireless amplifier competitors; Most of the companies in this industry do not offer Plug & Play single unit solutions such as CelLynx.  In fact, companies such as Wilson, Wi-Ex and CellAntenna, offer two-piece, ‘cable connected amplifier-to-antenna’ solutions requiring complex installation enabled only by tech savvy users or professional installers and at considerably higher prices than CelLynx.

The mobile vehicle market competitors; A few companies such as Digital Antenna and Richardson (Call Capture) are focused on the vehicle market and others such as Wilson are entering that market.  Again, however, these vehicle solutions require complex installation including roof top mounting of antenna and, in some cases, a direct connection between the cell phone and the roof top antenna.

The Wireless enterprise solution providers as competitors; While the equipment manufacturers in the enterprise market such as Wilson, EMS Wireless and Radioframe Networks are attempting to enter the the SOHO/residential market, their products are engineered for commercial enterprises  requiring complex installation and as a result are expensive as compared to the CelLynx solution.

While each of the above competitors has solutions for certain market segments such as large buildings and warehouses, there is no dominant market leader in the SOHO and Vehicle segments of the Market. CelLynx believes that the total indoor and vehicle cell signal amplification market although now exceeding $300 million annually could experience continued growth through the commercialization of products such as those being offered by CelLynx. As compared to the current products in the marketplace, CelLynx’s key sustainable competitive advantage is in its patent pending technology providing for compact, plug & play, consumer friendly and affordable product lines. An overview of the competition is shown below.

Intellectual Property

CelLynx has trademark protection for the brand name “5Barz” and has applied for trademark protection for its sales slogan, “Turning Weak Spots into Sweet Spots.”  CelLynx has the following patent applications pending:

The CelLynx Technology

The plug-and-play aspects of the CelLynx cellular amplifier demanded complex algorithms and intuitive interfaces. Further complicating the challenge, the repeater required a full duplex linear amplifier providing up to 45db of gain in both RX and TX paths and directional antennae with one inch of separation and 70db of isolation between them. It further required an active feed-forward cancellation in both the RX and TX links with real time correction and an active Automatic Gain Control for both links running in sync with the active feed-forward cancellation.  Typically, a repeater simply boosts off the air cell phone signals so operating performance of a repeater can be related to the amount of boost reliability delivered by the repeater.

System gain is the measure of boost in decibels or dB.  The major obstacles to reliable gain in a repeater are isolation and linearity.  Linearity is a function of the amplification in the active portion of the repeater. Generally, the amplifiers in a repeater are deigned to operate class A and the usable output power is de-rated from the maximum output power by 10dB or 90% below the saturated output of the amplifier. Isolation is the measure of separation of the input from the output of the repeater.  If the separation is less than the system gain, the result will be similar to the feedback screech heard when a microphone is placed too close to a loud speaker.  In practice, isolation has proven to be the Achilles heel of repeaters because unlike linearity, improvements in isolation have proven to be costly and unmanageable.

Traditionally the low tech approaches to achieving the isolation necessary for adequate repeater performance includes vertical and horizontal spacing of the two antennae, as with a speaker and microphone.  In most cases this horizontal spacing requires approximately ten times the distance of vertical spacing.   CelLynx has used a high tech approach to deal with the real world environment resulting in a superior product delivering high performance. Not only did the team meet the challenge, but in the process they developed a user friendly, affordable unit that is protected by five pending patents.

Government Regulation and Probability of Affecting Business

Our products are subject to Federal Communications Commission (FCC) and Underwriter Laboratories (UL) certifications.  We will submit samples of our products to both agencies according to our product development process.  We do not anticipate any difficulty in obtaining these certifications for our products.

In addition, because we plan to market and sell our products in other countries, importation and exportation regulations may impact our activities. A breach of these laws or regulations may result in the imposition of penalties or fines, suspension or revocation of licenses. We are not currently involved in any such judicial or administrative proceedings and believe that we are in compliance with all applicable regulations.  Although it is impossible to predict with certainty the effect that additional importation and exportation requirements and other regulations may have on future earnings and operations, we are presently unaware of any future regulations that may have a material effect on our financial position, but cannot rule out the possibility.

Compliance with Environmental Laws

CelLynx is not required to comply with any environmental laws that are particular to the cellular amplifier industry.  However, it is company policy to be as environmentally conscience in every aspect of our operations.

Employees

CelLynx has approximately seven (7) full-time employees.  In addition, we have hired several consultants to assist with development of our cellular amplifier units.   CelLynx is not affiliated with any union or collective bargaining agreement.  There have been no adverse labor incidents or work stoppages in the history of CelLynx. Management believes that its relationship with our employees is good.

Corporate Information

CelLynx’s principal executive offices are located at 25910 Acero, Suite 370, Mission Viejo, California 92691.  CelLynx’s main telephone number is (949) 305-5290, and our website address is www.CelLynx.com.  Information provided on our website, however, is not part of this report and is not incorporated herein.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We lease office space in Mission Viejo, California at 25910 Acero, Suite 370, Mission Viejo, California 92691.  The facility is our primary operating offices and headquarters.  The facility is approximately 2,120 square feet.  The lease has a one-and-half year term that expires March 31, 2010 and the monthly base rent is $4,664.

We also lease office space in El Dorado Hills, California at 5047 Robert J Mathews Parkway, Suite 400, El Dorado Hills, California 95762. This facility is used for research, development and engineering.  The facility is approximately 1,570 square feet. The lease has a one-year term that expires February 21, 2009 and the monthly base rent is $2,198.

We believe that the foregoing facilities are sufficient for our operational needs.

We do not anticipate investing in real estate or interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities. We currently have no formal investment policy, and we do not intend to undertake investments in real estate as a part of our normal operations.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any material legal proceedings, nor have we been involved in any such proceedings that have had or may have a significant effect on the Company. We are not aware of any other material legal proceedings pending against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

  PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock, par value $0.001 per share, is traded on the Over-The-Counter Bulletin Board ("OTCBB") under the symbol "CYNX." The following table sets forth, for each quarter within the last two fiscal years, the reported high and low bid quotations for the Company’s common stock as reported on the OTCBB. The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

QUARTER	HIGH ($)	LOW ($)
1st Quarter 2007	$0.25	$0.25
2nd Quarter 2007	$0.62	$0.25
3rd Quarter 2007	$0.65	$0.28
4th Quarter 2007	$0.31	$0.11
1st Quarter 2008	$0.19	$0.12
2nd Quarter 2008	$0.23	$0.12
3rd Quarter 2008	$0.35	$0.18
4th Quarter 2008	$0.28	$0.18

Holders

As of October 10, 2008, there were approximately 191 shareholders of record of our common stock based upon the shareholder list provided by our transfer agent. Our transfer agent is Signature Stock Transfer located at 2632 Coachlight Court, Plano, Texas 75093, and their telephone number is (972) 612-4120.

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

Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management’s Discussion and Analysis or Plan of Operation.

FORWARD LOOKING STATEMENTS

The following discussion and analysis of our results of operations and financial condition for the years ended June 30, 2008 and 2007 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, we do not undertake any obligation to update or keep current either (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement, or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement.

Overview

On July 24, 2008, the Company acquired all of the outstanding shares of CelLynx-California in exchange for the issuance by the Company of 32,454,922 restricted shares of our common stock to the CelLynx Owners, which represented approximately 40.3% of the then-issued and outstanding common stock of the Company (including the shares issued in the Financing), and 45,516,034 restricted shares of Preferred Stock of the Company, which automatically convert into 45,516,034 shares of common stock of the Company upon the filing of a Certificate of Amendment to the Company’s Articles of Incorporation increasing the number of authorized common stock to at least 150,000,000 shares. As a result of this reverse merger transaction, CelLynx-California became the Company’s wholly owned subsidiary, and the Company acquired the business and operations of CelLynx-California.

Just prior to the closing of the share exchange transaction, on July 23, 2008, we raised $1,575,000 in a private placement by issuing 10,500,000 shares of our common stock and warrants to purchase 10,500,000 shares of our common stock at an exercise price of $0.20 per share to investors.   See Item 1.01 of our Form 8-K filed on July 30, 2008 for additional details regarding this equity financing.

We have not generated any revenue since the commencement of our operations on October 11, 2005.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our combined financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 3 to our financial statements attached hereto as Exhibit 99.1, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis:

Fair Value of Financial Instruments

On January 1, 2008, CelLynx adopted SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

CelLynx analyzes all financial instruments with features of both liabilities and equity under SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

CelLynx’s share-based compensation liability is carried at fair value totaling $296,267 (unaudited), as of March 31, 2008. The Company used Level 2 inputs for its valuation methodology for the share-based compensation liability, and the fair values is determined by using the Black Scholes option pricing model based on various assumptions.

CelLynx recognized a $1,851 (unaudited) gain, on the change in the share-based compensation liability for the six months ended March 31, 2008, and compensation expense of $208,500 (unaudited) for the six month ended March 31, 2008.

CelLynx did not identify any other non-recurring assets and liabilities that are required to be presented on the balance sheet at fair value in accordance with SFAS No. 157.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

Income taxes are provided based upon the liability method of accounting in accordance with SFAS No. 109, “Accounting for Income Taxes.”  Deferred income taxes are recognized for the tax effect of temporary differences between the basis of assets and liabilities for financial statement and income tax purposes.  Pursuant to SFAS No. 109, we are required to compute deferred income tax assets for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

We adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes”, during 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on our financial statements.

Stock-Based Compensation

We account for our stock-based compensation for employees in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, "Share-Based Payment, an Amendment of Financial Accounting Standards Board (“FASB”) Statement No. 123." We recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.  We use the Black-Scholes option pricing model to value the options issued.

Shares Issued for Services

From time to time, we issued stock for services.  Since we were a private company, we used the most recent stock issuance price to determine the value of the services performed.

Patents and Trademarks

Acquired patents and trademarks are capitalized at their acquisition cost or fair value. The legal costs, patent registration fees and models and drawings required for filing patent applications are capitalized if they relate to commercially viable technologies. Commercially viable technologies are those technologies that are projected to generate future positive cash flows in the near term. Legal costs associated with applications that are not determined to be commercially viable are expensed as incurred. All research and development costs incurred in developing the patentable idea are expensed as incurred. Legal fees from the costs incurred in successful defense to the extent of an evident increase in the value of the patents are capitalized.

Capitalized cost for pending patents are amortized on a straight-line basis over the remaining twenty year legal life of each patent after the costs have been incurred. Once each patent or trademark is issued, capitalized costs are amortized on a straight-line basis over a period not to exceed 20 years and 10 years, respectively.

Plan of Operations

Overview

CelLynx is an early stage developer of patent pending technology that allows for the production of the next generation of cell phone amplifiers (also known as repeaters or boosters) for the small office,  home office (SOHO) and vehicle.  This next generation product, CelLynx 5BARz, is a single piece unit that strengthens weak cellular signals to deliver higher quality signals for voice, data and video reception on cell phones being used indoors or in vehicles.  CelLynx has recently completed a prototype SOHO unit which delivers 45 decibel (dB) of gain in a Single Band PCS environment providing up to 1,500 square feet of indoor coverage.  This unit measures 6.5 X 7.5 X 2.5 inches, weighs approximately one pound and does not require the installation of antennas or cables in order to function.  Most SOHO cellular amplifiers currently on the market require a receiving tower or antenna, usually placed in an attic or on a rooftop, and a transmitting tower or antenna to be placed at least 35 feet from the other antenna with each connected to the amplifier by cable.  CelLynx’s patent pending technology eliminates the need to distance the receiving and transmitting towers, allowing the two towers to be placed directly inside the amplifier, resulting in a more affordable, one piece unit sometimes referred to as ‘plug & play’, i.e. requiring no installation other than plugging the unit into a power source. In order to optimize marketability, CelLynx is developing an improved model which it expects to operate in a dual band, PCS and Cellular, environment delivering 65 dB of gain thereby allowing for coverage of 2,500 to 3,000 square feet.  This dual band unit would work with all current wireless carriers except Nextel which operates on its own frequency. The PCS network is generally used by the older carriers such as AT&T at 850MHz while the newer carriers such as T-Mobile operate on the Cellular network at 1900 MHz.  Management is confident that all of the critical functions required for this dual band unit have been identified and that their engineering team has the capability to accomplish development leading to commercialization.

CelLynx has also developed a mobile unit particularly designed for use in vehicles.  This unit currently is an adaptation of the SOHO unit described above.  However, CelLynx is currently improving the mobility of that model by developing a single piece amplifier which will measure 3.5 X 5 inches including one built in antenna and another antenna measuring 4 to 6 inches to be attached to any of the windows by suction cup or other portable means.  The unit will produce up to 45 dB of gain offering higher performance within the interior of the vehicle cabin while reducing the signal degrading effects of cabling. The mobile unit will feature built in caller ID and Bluetooth speaker phone for hands free driving and will operate in a dual band environment. It will require no installation other than placing the antennae within the cabin of the vehicle and inserting the cigarette lighter power adapter. Unlike the other products on the market, the CelLynx product will not require the installation of a roof top, garage mounted, antenna.  As a result, management believes that this consumer friendly product will surpass the competition in market acceptance thereby creating the potential for a mass market distribution channel.

The CelLynx product line is expected to be manufactured by top tier contract manufacturers located in South East Asia.   These manufacturers allow CelLynx to capitalize on the full advantages of multiple manufacturing locations with a trained and experienced technical work force,  state of the art facilities and knowledge of all aspects of supply chain management, operational execution, global logistics and reverse logistics. The marketing and sales functions will be handled in house incorporating a multi-channel strategy that includes distribution partners, wireless service providers, retail outlets and international joint ventures.

Material Impact of Known Events on Liquidity

There are no known events that are expected to have a material impact on our short-term or long-term liquidity.

Capital Resources

We have financed our operations primarily through proceeds from the issuance of common stock.  From January to June 2008, we received approximately $750,000 in equity financing. In July 2008, we also received proceeds of $1,575,000 from a private placement financing transaction.  We believe that our current cash, anticipated cash flow from operations, and net proceeds from the private placement financing will be sufficient to meet our anticipated cash needs, including our cash needs for working capital and capital expenditures for at least the next four months.  We will need to raise additional capital in order to remain operational beyond this point.  We believe we will raise an additional $2,100,000 by the Investors exercising the warrants they were issued in the private placement financing transaction referenced above, however, the Investors are under no obligation to exercise their warrants and there can be no assurances that they will exercise their warrants.  We also believe we will receive an additional $10,000,000 from the Distribution Agreement we entered into with Dollardex, however, this funding is contingent on our meeting certain milestones and there can be no assurances that we will meet those milestones.  If we receive these funds, we believe we will have sufficient capital to meet our needs for the foreseeable future.  If these funds do not materialize, we will need to seek additional financing elsewhere.  In addition, we may require additional cash due to changes in business conditions or other future developments, including any investments or acquisitions we may decide to pursue. To the extent it becomes necessary to raise additional cash in the future, we may seek to raise it through the sale of debt or equity securities, funding from joint-venture or strategic partners, debt financing or loans, issuance of common stock or a combination of the foregoing. We currently do not have any binding commitments for, or readily available sources of, additional financing. We cannot provide any assurances that we will be able to secure the additional cash or working capital we may require to continue our operations, either now or in the future.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

CelLynx has certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our financial position, results of operations, and cash flows.

The following table summarizes CelLynx’s contractual obligations as of June 30, 2008, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

Contractual Obligation	Total	Less than 1 year	1-3 years
Note payable	$250,000	$250,000	$-
Stockholder notes	60,000	-	60,000
Operating lease	21,980	21,980	-
Total Contractual Obligations	$331,980	$271,980	$60,000

Off-Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder’s equity or that are not reflected in our financial statements.  Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are listed in the Index to Financial Statements on page F-1.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934 (the "Exchange Act") require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, as of the Evaluation Date, our CEO and CFO believe that:

(i) our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure; and

(ii) our disclosure controls and procedures are not effective.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such terms are defined in Rules 13(a) – 15(f) promulgated under the Securities Exchange Act of 1934, as amended. The purpose of an internal control system is to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. An internal control significant deficiency, or aggregation of deficiencies, is one that could result in a misstatement of the financial statements that is more than consequential.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008 and this assessment identified the following material weaknesses in the company’s internal control over financial reporting:

o	A system of internal controls (including policies and procedures) has neither been designed nor implemented.
o	A formal, internal accounting system has not been implemented.
o	Appropriate technology systems to ensure reliability of information and record-keeping have not been acquired.
o	Management has not organized an Audit Committee to supervise and monitor accounting and financial control initiatives.
o	Segregation of duties in the handling of cash, cash receipts, and cash disbursements is not formalized.

It is Management’s opinion that the above weaknesses exist due to the small size of operating staff and the current R&D phase of operations (e.g., no current sales activity).

In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Because of the material weaknesses described in the preceding paragraph, Management believes that, as of June 30, 2008, the Company’s internal control over financial reporting was not effective based on those criteria.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the year ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our international control over financial reporting.

ITEM 9B. OTHER INFORMATION

On August 26, 2008, we entered into a lease agreement (the “Lease”) with Dolphinshire, L.P. for approximately 2,120 square feet of office space located at 25910 Acero, Suite 370, Mission Viejo, California 92691.  The term of the Lease is for a period of one year and six months, commencing October 1, 2008 and ending March 31, 2010, with a base rent of $4,664.

The foregoing discussion provides only a brief description of the Lease and is qualified in its entirety by the full text of the Lease, which is attached to this Annual Report on Form 10-K as Exhibit 10.27.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Previous Executive Officers and Directors

As of June 30, 2008, John P. Thornton was the Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer and sole Director of the Company.

Name of Director	Age	Position

John P. Thornton	74	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director

John P. Thornton – Chief  Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director

Effective April 18, 2006, John P. Thornton was appointed as a member of our board of directors. Mr. Thornton was appointed as our Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer as of June 7, 2006. Mr. Thornton has been a self-employed businessman and consultant in the securities industry in the Vancouver, British Columbia area since 1986. During the past five years, Mr. Thornton served as a director of several U.S. and Canadian public companies listed on TSX Venture Exchange, Canadian Venture Exchange, and Over-the-Counter Bulletin Board (“OTCBB”) including:

•	Bonaventure Enterprises Inc., TSX Venture Exchange;

•	Consolidated Odyssey Exploration Inc., TSX Venture Exchange;

•	Caesar’s Explorations Inc., Canadian Venture Exchange;

•	Goldnev Resources Inc., TSX Venture Exchange;

•	Knightsbridge Resources Inc., OTCBB;

•	Fairchild International Corp., OTCBB; and

•	Patch International Inc., OTCBB.

In connection with the reverse take-over, Mr. Thornton resigned as our Chief Executive Officer, President, Chief Financial Officer, Secretary and Treasurer effective July 24, 2008, and as a director effective August 21, 2008.

Current Executive Officers and Directors

Our current directors and executive officers, their ages, their respective offices and positions, and their respective dates of election or appointment are as follows:

Name	Age	Position	Date of Appointment
Daniel R. Ash	47	President, Chief Executive Officer, Chief Operating Officer, Secretary and Director	July 24, 2008
Tareq Risheq	44	Chief Strategy Officer and Director	July 24, 2008
Kevin Pickard	44	Chief Financial Officer and Treasurer	July 24, 2008
Robert J. Legendre	51	Chairman of the Board	July 24, 2008
Norman W. Collins	69	Director	July 24, 2008

Daniel R. Ash – President, Chief Executive Officer, Chief Operating Officer, Secretary and Director

Daniel R. Ash currently serves as a Director, President and Chief Executive Officer.  Since July of 2006 he has devoted his full time efforts to the development of CelLynx and its products. Mr. Ash has more than 20 years experience in the wireless industry with senior management roles in new product development, engineering, off-shore manufacturing and global operations.

From 1999 to 2006 Mr. Ash held senior positions at Powerwave Technologies, a manufacturer of RF amplifiers and antennae, and was instrumental in its growth from $200M to more than $800M annual revenues. From 1991 to 1999, Mr. Ash held senior positions with Hewlett Packard and was responsible for the transfer of RF cell phone amplifier modules to high volume production in Malaysia ramping production to over one million amplifiers per month.

Early in his career, Mr. Ash worked in the electronic defense industry for Teledyne Microwave and Narda Microwave. He worked on several missile projects and was considered by many to be one of the industry experts in millimeter wave electronics.

Tareq Risheq – Chief Strategy Officer and Director

Tareq Risheq currently serves as Director and Chief Strategy Officer.  He has over 20 years experience in the Consumer Electronics and Information Technology industries.  Mr. Risheq, founded Simpliciti Corporation, where, from 2002 to 2004, he took a PDA product from concept to volume manufacturing and nationwide distribution to major retailers.  Simpliciti was featured in the Wall Street Journal as well as most of the other national media outlets. Mr. Risheq also established a direct sales organization in Saudi Arabia and grew that firm to $30M in revenues within three years.  He holds a Bachelor of Science degree in Business/Management from Bradley University.

Kevin Pickard – Chief Financial Officer and Treasurer

Since 1998, Mr. Pickard has been a principal officer and owner of Pickard & Green CPAs (formerly Pickard & Company, CPA’s, P.C.), an accounting firm formed by Mr. Pickard that specializes in providing SEC accounting and other management consulting services for small to medium sized companies, including preparing required SEC filings for public companies, due diligence on potential acquisitions, preparing projections and business plans, assisting with restructuring of companies, and positioning companies for initial public offerings. Mr. Pickard also currently serves as the interim President for Universal Guardian Holding, Inc., a company that trades on the Pink Sheets, and as interim CFO for Signalife, Inc., a company that trades on the American Stock Exchange.  Mr. Pickard was a Partner with Singer Lewak Greenbaum & Goldstein, LLP, from 1996 to 1998, where he co-managed the firm’s securities practice group. Mr. Pickard also spent over nine years with Coopers & Lybrand, L.L.P. (currently PricewaterhouseCoopers, LLP), where he focused on the auditing companies in the insurance, high-tech and manufacturing industries.  Mr. Pickard holds Bachelors of Science and Masters degrees in Accounting from Brigham Young University.

Robert J. Legendre – Chairman of the Board

Robert J. Legendre brings 25 years of global experience in all aspects of operations management including supply chain management, global operations, captive and contracted offshore manufacturing, NPI management, research & development, engineering development, and sales & marketing. Mr. Legendre held several senior level positions including Sr. Vice President of Global Operations and President of Asia & America’s Strategic Business Unit for Powerwave Technologies. He has also held Sr. Management positions in operations and supply chain with Infocus Corporation, Pemstar Corporation and Western Digital, where he managed operations and supply chain in many global locations including Puerto Rico, Singapore and Malaysia. Mr. Legendre has a Bachelor of Science degree in Business from LaSalle University.

Norman W. Collins – Director

Norman W. Collins, Sr. is an independent Director who was appointed upon the completion of the merger between CelLynx, Inc. and NorPac.  Since June of 2003, Mr. Collins has been Director and President of Collins & Associates, a Delaware corporation providing consulting services to corporations as well as legal services in the form of Mediation and Arbitration of corporate disputes.  He is admitted to the Tennessee Bar and is a Certified Mediator and Arbitrator in Georgia and a Certified Mediator in North Carolina and the District of Columbia.  Between 2003 and 2007 Mr. Collins also served as the Executive Director of the Living Memorial Tree Foundation, a New York non-profit organization dedicated to the creation of a memorial to the victims of 9/11. Since May of 2006, Mr. Collins has also served as Director and CEO of Upgrade International, a Washington technology corporation.  Prior positions include Director and CEO of several non-reporting companies either in the development stage or with revenues exceeding $30 Million.

Mr. Collins holds a Bachelor of Science degree in Business Administration from Trine University and a Juris Doctor degree from Michigan State University, College of Law.

Family Relationships

There are no family relationships among our directors and executive officers.

Involvement in Certain Legal Proceedings

Except as provided below, none of our directors or executive officers has, during the past five years:

(a)
Has had a petition under the federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(b)	Been convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(c)
Been the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

• Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

• Engaging in any type of business practice; or

(iii)   Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(d)
Been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph I(i) above, or to be associated with persons engaged in any such activity;

(e)
Been found by a court of competent jurisdiction in a civil action or by the Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated; and

(f)
Been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

In January 2008, Mr. Pickard became interim President of Universal Guardian Holding, Inc. (“UGH”) to assist the Board of Directors in disposing of UGH’s assets to repay UGH’s bondholders.  UGH was not successful in selling its assets and on June 23, 2008, the Board of Directors elected to voluntarily file for Chapter 7 bankruptcy protection.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of the copies of such forms furnished to the Company, or written representations that no reports were required, we believe that for the fiscal year ended June 30, 2008, beneficial owners complied with Section 16(a) filing requirements applicable to them.

Code of Ethics

We have not adopted a code of ethics, but we plan on adopting a code of ethics that applies to all directors, officers, and employees, including our Chief Executive Officer and Chief Financial Officer, and members of the board of directors in the near future.

Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Board of Directors

There have been no material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Board Committees; Director Independence

As of this date, our board of directors has not appointed an audit committee or compensation committee, and none of our current directors qualifies as an “audit committee financial expert;” however, we are not currently required to have such committees.  The functions ordinarily handled by these committees are currently handled by our entire board of directors. Our board of directors intends, however, to review our governance structure and institute board committees as necessary and advisable in the future to facilitate the management of our business.

Our board of directors consists of one independent director, Mr. Norman W. Collins, and three non-independent directors. We have determined independence in accordance with definitions and criteria applicable under the NASDAQ rules.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our board of directors and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

ITEM 11. EXECUTIVE COMPENSATION

Summary of Compensation

Executive Compensation

The following summary compensation table reflects all compensation for fiscal years 2007 and 2008 received by our predecessor’s principal executive officer and two most highly compensated executive officers whose salary exceeded $100,000.

Summary Compensation Table – Predecessor

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John P. Thornton, Former President, CEO, CFO, Secretary and Treasurer	2008	12,000	--	--	--	--	--	--	12,000
	2007	12,000	--	--	--	--	--	--	12,000

The following summary compensation table reflects all compensation for fiscal years 2006 and 2007 received by CelLynx’s principal executive officer and two most highly compensated executive officers whose salary exceeded $100,000.

Summary Compensation Table – CelLynx

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ( $)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)		Non-qualified Deferred Compensation Earnings ($)	All Other Comp-ensation ( $)	Total ($)
Daniel R. Ash, President, Chief Executive Officer, Chief Operating Officer Secretary and Director	2008	170,000	--	--		623,956	(2)	--	--	--	793,956
	2007	30,000	--	63,333	(1)	--		--	--	--	93,333

Tareq Risheq, Chief Strategy Officer and Director	2008	108,000	--	--		448,931	(2)	--	--	--	556,931
	2007	30,000	--	63,333	(1)	--		--	--	--	93,333

(1)	The value of the stock award was determined based on the fair market value of the services performed.

(2)
The Company used the Black-Scholes option-pricing model to value the options.  The assumptions used in calculating the fair value of options granted are as follows:

Expected life (years):      2.5 – 3.5
Risk-free interest rate:     2.37% -- 4.05%
Expected volatility:         100%
Expected dividend yield: 0%

Outstanding Equity Awards

The following table sets forth certain information concerning stock and option awards granted to our named executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS						STOCK AWARDS
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Daniel R. Ash (1)	—	4,587,979	—	$0.0787	10/01/2012
Daniel R. Ash (2)	—	349,426	—	$0.0787	04/21/2013
Daniel R. Ash (1)	—	8,475,270	—	$0.0787	05/20/2013
Tareq Risheq (1)	—	4,587,979	—	$0.0787	10/01/2012
Tareq Risheq (2)	—	349,426	—	$0.0787	04/21/2013
Tareq Risheq (1)	—	4,708,484	—	$0.0787	05/20/2013

_______________________
(1)	Option vests 33.3% after one year, with the remaining 66.7% to vest evenly over the remaining months.

(2)	Option fully vests after 90 days of the grant date of April 21, 2008.

Retirement Plans

We currently have no plans that provide for the payment of retirement benefits, or benefits that will be paid primarily following retirement, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans, tax-qualified defined contribution plans and nonqualified defined contribution plans.

Potential Payments upon Termination or Change-in-Control

Except as described below under “Employment Agreements,” we currently have no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to a named executive officer at, following, or in connection with any termination, including without limitation resignation, severance, retirement or a constructive termination of a named executive officer, or a change in control of the registrant or a change in the named executive officer’s responsibilities, with respect to each named executive officer.

Employment Agreements

On October 1, 2007, the Board of Directors of CelLynx-California approved the following compensation packages for Daniel R. Ash and Tareq Risheq:

Annual Base Salary:	$200,000

Bonus Plan:
Participation in the CelLynx Bonus Plan can amount up to 30% of the annual base salary, but is conditioned upon achievement of the goals and objectives of the then current plan, including those related to overall company performance.

Fringe Benefits:	Fifteen paid vacation days per year. Ten paid holidays per year. Health insurance with hospital coverage.

Stock Options:
3% of the current outstanding common stock based the fair market value on the date of hire of $0.10 per share.  The options vest over three years with 33.3% vesting after the first year and monthly vesting thereafter of 1/24th of the remaining 66.6%.

Severance:	If employment is terminated without cause, Mr. Ash and Mr. Tareq will receive six months pay.

Acquisition:	If CelLynx-California is acquired, all outstanding stock options will become fully vested.

The Board of Directors of CelLynx-California amended this compensation package on May 20, 2008 to provide for an annual salary of $170,000 for Mr. Ash and $108,000 for Mr. Risheq.

On July 22, 2008, CelLynx-California entered into a consulting agreement (the “Consulting Agreement”) with Kevin Pickard whereby Mr. Pickard agreed to serve as the Company’s interim Chief Financial Officer for a period beginning on the date of the Consulting Agreement and ending on the earlier of (i) the date that the Company retains a permanent Chief Financial Officer, (ii) the 90th day after the closing of the reverse take-over transaction contemplated by the Exchange Agreement, or (iii) the date which the Company notifies Mr. Pickard that he has been terminated in writing, and which notification may occur at any time for any reason.  As an inducement to enter into the Consulting Agreement, CelLynx-California granted Mr. Pickard 100,000 shares of CelLynx-California common stock and $5,000 in cash.  The CelLynx-California common stock were converted into 62,896 shares of the Company's common stock and 62,897 shares of the Company's Series A Preferred Stock upon the closing of the reverse take-over transaction.

Director Compensation

On July 15, 2008, CelLynx-California entered into an agreement with Mr. Norman W. Collins that granted Mr. Collins a stock option to purchase 610,000 shares of CelLynx-California’s common stock at an exercise price of $0.09 per share that vests 25% per year so long as Mr. Collins remains a director of CelLynx.  Upon the closing of the Exchange Agreement, this option was exchanged for an option to purchase 767,337 shares of the Company's common stock at an exercise price of $0.0715 per share.

Other than as described above, we do not pay any compensation to members of our board of directors for their service on the board. However, we intend to review and consider future proposals regarding board compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

Set forth in the table below is information regarding awards made through compensation plans or arrangements through June 30, 2008, the most recently completed fiscal year.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	--	$--	--
Equity compensation plans not approved by security holders	53,901,899	$$0.073	21,098,101
Total	53,901,899		21,098,101

Security Ownership of Certain Beneficial Owners and Management

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name. Unless otherwise indicated, the address of each beneficial owner listed below is 27795 Country Lane, Laguna Niguel, California 92677.  The percentage of class beneficially owned set forth below is based on 126,068,846 shares outstanding as of October 10, 2008, which includes 80,552,812 shares of common stock and 45,516,034 shares of Series A Preferred Stock that automatically convert into 45,516,034 shares of common stock upon the authorized common stock of the Company being increased to include not less than 150,000,000 shares of common stock.

Name and Position	Number of Shares of Common Stock Beneficially Owned (1)	Percent of Shares of Common Stock Beneficially Owned (2)
Daniel R. Ash, President, Chief Executive Officer, Chief Operating Officer, Secretary and Director (3)	32,864,326	25.2%
Tareq Risheq, Chief Strategy Officer and Director (4)	32,864,326	25.2%
Kevin Pickard, Chief Financial Officer and Treasurer (5)	382,970	*
Robert J. Legendre, Chairman of the Board	--	*
Norman W. Collins, Director	490,793	*
All Executive Officers and Directors as a Group (5 persons)	66,602,415	49.3%

________________
* Less than 1%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding.

(2)
Percentage based upon 126,068,846 issued and outstanding shares of the Company’s capital stock, which include 42,954,922 shares of our common stock and 45,516,034 shares of our Series A Preferred Stock.  The Series A Preferred Stock automatically convert into 45,516,034 shares of common stock upon the authorized common stock of the Company being increased to include not less than 150,000,000 shares of common stock. Percentage totals may vary slightly due to rounding.

(3)
Includes 10,672,726 shares of common stock, 17,672,726 shares of Series A Preferred Stock, options to purchase 1,877,223 shares of common stock at an exercise price of $0.0787 per share, a $20,000 note convertible into 2,515,858 shares of common stock at a conversion price of $0.0079 per share and a $10,000 note convertible into 125,793 shares of common stock at a conversion price of $0.0795 per share.

(4)
Includes 10,672,726 shares of common stock, 17,672,726 shares of Series A Preferred Stock, options to purchase 1,877,223 shares of common stock at an exercise price of $0.0787 per share, a $20,000 note convertible into 2,515,858 shares of common stock at a conversion price of $0.0079 per share and a $10,000 note convertible into 125,793 shares of common stock at a conversion price of $0.0795 per share.

(5)	Includes 191,484 shares of common stock and 191,486 shares of Series A Preferred Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Share Exchange Agreement

On July 24, 2008, in a reverse take-over transaction, we acquired a cellular amplifier business based in California by executing the Exchange Agreement by and among the Company, CelLynx, and the CelLynx Owners.

Under the Exchange Agreement, on the Closing Date, we acquired all of the issued and outstanding shares of CelLynx through the issuance of 32,454,922 restricted shares of our common stock and 45,516,034 restricted shares of our Series A Preferred Stock to the CelLynx Owners. Immediately prior to the exchange transaction, we had 37,597,890 shares of common stock issued and outstanding and no shares of Series A Preferred Stock issued and outstanding. Immediately after the issuance of the shares to the CelLynx Owners, we had 80,552,812 shares of common stock issued and outstanding (including the shares issued in the Financing) and 45,516,034 shares of Series A Preferred Stock issued and outstanding. As a result of this exchange transaction, the CelLynx Owners became our controlling shareholders and CelLynx became our wholly owned subsidiary. In connection with CelLynx becoming our wholly owned subsidiary, we acquired the business and operations of CelLynx, which has become our principal business.

Related Party Transactions of CelLynx

On October 1, 2007, CelLynx-California granted to Robert J. Legendre, the Company’s current Chairman of the Board, options to purchase 9,725,991 shares of CelLynx-California’s common stock at an exercise price of $0.09 per share in exchange for executive management services rendered as a consultant.  Upon the closing of the Exchange Agreement, this option was exchanged for an option to purchase 12,234,608 shares of NorPac’s common stock at an exercise price of $0.0715 per share.

On March 27, 2007, CelLynx-California entered into a two-year convertible promissory note with Daniel R. Ash, the Company’s current Chief Executive Officer and a director, and Tareq Risheq, the Company’s current Chief Strategy Officer and a director, in the amount of $20,000 each in exchange for cash leant to CelLynx-California.  The unpaid principal balance accrues interest at a rate of 4% per annum, computed on the basis of the actual number of days elapsed and a year of 365 days.  The note and accrued interest is convertible into CelLynx-California common stock at a conversion rate of $0.01 per share.  Upon the closing of the Exchange Agreement, these notes were exchanged for notes of the Company at a conversion rate $0.0079 per share.

On October 25, 2007, CelLynx-California entered into a two-year convertible promissory note with Mssrs. Ash and Risheq in the amount of $10,000 each in exchange for cash leant to CelLynx-California.  The unpaid principal balance accrues interest at a rate of 4% per annum, computed on the basis of the actual number of days elapsed and a year of 365 days.  The note and accrued interest is convertible into CelLynx-California common stock at a conversion rate of $0.10 per share.  Upon the closing of the Exchange Agreement, these notes were exchanged for notes of the Company at a conversion rate $0.0795 per share.

On February 12, 2008, CelLynx-California entered into a Stock Purchase Agreement with Norman Collins, currently a director of the Company, under which CelLynx-California issued an aggregate of 1,111,111 shares of common stock in exchange for an investment of $100,000.  Pursuant to the Stock Purchase Agreement, 100,000 shares were delivered to Mr. Collins and 1,011,111 shares were held in escrow and automatically cancelled upon the closing of the Exchange Agreement.  The remaining 100,000 shares were converted into 125,793 shares of the Company.

On July 15, 2008, CelLynx-California entered into an agreement with Mr. Norman W. Collins that granted Mr. Collins a stock option to purchase 610,000 shares of CelLynx-California’s common stock at an exercise price of $0.09 per share that vests 25% per year so long as Mr. Collins remains a director of CelLynx.  Upon the closing of the Exchange Agreement, this option was exchanged for an option to purchase 767,337 shares of the Company’s common stock at an exercise price of $0.0715 per share.

Other than the transactions described above, there were no transactions or proposed transactions since the beginning of CelLynx’s last fiscal year, in which CelLynx was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of CelLynx’s total assets at year-end for the last three completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

Director Independence

One of our directors – Norman W. Collins – is an independent director as that term is defined under NASDAQ Rules and Regulations.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the two most recently completed fiscal years ended June 30, 2008 and 2007 for professional services rendered by the principal accountant for the audit of the Corporation’s annual financial statements and review of the financial statements included our quarterly reports and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended June 30, 2008	Year Ended June 30, 2007
Audit Fees	$39,000	$34,400
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$39,000	$34,400

Fees for audit services include fees associated with the annual audit and the review of documents filed with the Securities and Exchange Commission. Audit-related fees principally include fees reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees. Tax fees included tax compliance, tax advice and tax planning work.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

A list of the financial statements of the Company filed as part of this Report can be found in the Index to Financial Statements on page F-1.

Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Share Exchange Agreement by and among the Company, CelLynx-California and the CelLynx Owners dated January 3, 2008 (1)

2.2	Amendment Agreement to Share Exchange Agreement between the Company and CelLynx-California dated May 20, 2008 (2)

2.3	Waiver of Conditions Precedent *

3.1	Articles of Incorporation of CelLynx Group, Inc. (3)

3.2	Articles of Merger of CelLynx Group, Inc. (4)

3.3	Bylaws of CelLynx Group, Inc. (4)

3.4	Certificate of Designation of CelLynx Group, Inc. (5)

3.5	Articles of Merger of CelLynx Group, Inc. (8)

10.1	Form of Subscription Agreement dated July 23, 2008 (6)

10.2	Form of Warrant dated July 23, 2008 (6)

10.3	Master Global Marketing and Distribution Agreement between CelLynx and Dollardex Group Corp. dated July 22, 2008 (7)

10.4	Palomar Ventures III, LP Amended and Restated Subordinated Convertible Promissory Note dated November 10, 2007 (7)

10.5	Lease Agreement between CelLynx-California and CSS Properties, LLC dated February 21, 2008 (7)

10.6	CelLynx-California 2007 Stock Incentive Plan (7)

10.7	Amendment No. 1 to CelLynx-California 2007 Stock Incentive Plan (7)

10.8	Form of Lock-Up Agreement dated July 22, 2008 (7)

10.9	Norman W. Collins Offer Letter dated July 15, 2008 (7)

10.10	Kevin Pickard Consulting Agreement dated July 22, 2008 (7)

10.11	Convertible Promissory Note between CelLynx-California and Daniel Ash dated March 27, 2007 (7)

10.12	Convertible Promissory Note between CelLynx-California and Tareq Risheq dated March 27, 2007 (7)

10.13	Convertible Promissory Note between CelLynx-California and Daniel Ash dated October 25, 2007 (7)

10.14	Convertible Promissory Note between CelLynx-California and Tareq Risheq dated October 25, 2007 (7)

10.15	Incentive Stock Option Agreement between CelLynx-California and Daniel Ash dated October 1, 2007 (7)

10.16	Incentive Stock Option Agreement between CelLynx-California and Tareq Risheq dated October 1, 2007 (7)

10.17	Incentive Stock Option Agreement between CelLynx-California and Robert Legendre dated October 1, 2007 (7)

10.18	Non-Qualified Stock Option Agreement between CelLynx-California and Daniel Ash dated October 1, 2007 (7)

10.19	Non-Qualified Option Agreement between CelLynx-California and Tareq Risheq dated October 1, 2007 (7)

10.20	Non-Qualified Stock Option Agreement between CelLynx-California and Robert Legendre dated October 1, 2007 (7)

10.21	Non-Qualified Stock Option Agreement between CelLynx-California and Daniel Ash dated April 21, 2008 (7)

10.22	Non-Qualified Option Agreement between CelLynx-California and Tareq Risheq dated April 21, 2008 (7)

10.23	Non-Qualified Stock Option Agreement between CelLynx-California and Daniel Ash dated May 20, 2008 (7)

10.24	Non-Qualified Option Agreement between CelLynx-California and Tareq Risheq dated May 20, 2008 (7)

10.25	Non-Qualified Option Agreement between CelLynx-California and Norman Collins dated July 20, 2008 (7)

10.26	Stock Purchase Agreement between CelLynx-California and Norman Collins dated February 12, 2008 (7)

10.27	Lease Agreement between CelLynx and Dolphinshire, L.P. dated August 26, 2008 *

17.1	Letter of Resignation from John P. Thornton to the Board of Directors (7)

21.1	List of Subsidiaries (7)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *
__________________
* Filed Herewith.

(1)	Filed on January 9, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(2)	Filed on May 27, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(3)	Filed as an exhibit to our Registration Statement on Form 10SB originally filed on August 26, 1999, as amended, an incorporated herein by reference.
(4)	Filed as an exhibit to our Quarterly Report on Form 10-QSB for the fiscal period ended September 30, 2003, and incorporated herein by reference.
(5)	Filed on July 15, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(6)	Filed on July 23, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(7)	Filed on July 30, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(8)	Filed on August 8, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

26

INDEX TO FINANCIAL STATEMENTS

PAGE
FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of June 30, 2008 and June 30, 2007	F-3

Statements of Operations and Comprehensive Loss for the years ended June 30, 2008, 2007 and the period from inception (April 1, 1998) through June 30, 2008	F-4

Statements of Cash Flows for the years ended June 30, 2008, 2007 and the period from inception (April 1, 1998) through June 30, 2008	F-5

Statements of Stockholders' Equity (Deficit) for the years ended June 30, 2008, 2007 and the period from inception (April 1, 1998) through June 30, 2008	F-6

Notes to financial statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
CelLynx Group, Inc.
Mission Viejo, California

We have audited the accompanying balance sheets of CelLynx Group, Inc. (formerly NorPac Technologies, Inc.) (a development stage company) as of June 30, 2008 and 2007, and the related statements of operations and comprehensive loss, cash flows and stockholders' equity for each of the years in the two-year period ended June 30, 2008, and for the period from April 1, 1998 (date of inception) to June 30, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CelLynx Group, Inc. (a development stage company) as of June 30, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2008, and for the period from April 1, 1998 (date of inception) to June 30, 2008, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has experienced recurring losses from operations since inception, net operating cash flow deficits, and has a deficit accumulated during the development stage.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN PLLC

Seattle, Washington
October 7, 2008

CelLynx Group, Inc.
(formerly NorPac Technologies, Inc.)
(A Development Stage Company)

BALANCE SHEETS

	June 30,	June 30,
	2008	2007
ASSETS

CURRENT ASSETS:
Cash	$181	$1,089
Total Current Assets	181	1,089

AVAILABLE-FOR-SALE SECURITIES (Note 4)	-	526,775

LOANS RECEIVABLE (Note 5)	-	638,698

	$181	$1,166,562

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$217,388	$101,339
Loans payable (Note 7)	84,213	10,000
Total Current Liabilities	301,601	111,339

STOCKHOLDERS’ EQUITY (Note 9):
Authorized:
100,000,000 shares of common stock, $0.001 par value
100,000,000 shares of preferred stock, $0.001 par value
Issued and outstanding:
June 30, 2008 and 2007
37,597,890 shares of common stock	37,597	37,597
Additional paid-in capital	3,467,383	3,467,383
Deficit accumulated during the development stage	(3,806,400)	(2,762,082)
Accumulated other comprehensive income	-	312,325
	301,420	1,055,223

	$181	$1,166,562

The accompanying notes are an integral part of these financial statements.

CelLynx Group, Inc.
(formerly NorPac Technologies, Inc.)
 (A Development Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

			Period From
			Inception
			(April 1, 1998)
	Year Ended	Year Ended	Through
	June 30,	June 30,	June 30,
	2008	2007	2008

Revenues	$-	$15,000	$303,000

Administrative pre-opening and development expenses	(188,778)	(146,807)	(1,909,892)
Interest expense	(2,393)	-	(681,934)
Impairment of intangibles	-	(4,800)	(24,800)
Stock-based expenses	-	-	(624,000)
Realized loss on sale of available-for-sale securities	-	-	(42,325)
Loss reserve on loans receivable	(331,829)	-	(331,829)
Loss on assignment of loans receivable	(331,829)	-	(331,829)
Loss on surrender of available-for-sale securities	(214,449)	-	(214,449)

Loss before interest income	(1,069,278)	(136,607)	(3,858,058)

Interest income	24,960	26,698	51,658

Net loss	(1,044,318)	(109,909)	(3,806,400)

Unrealized loss on available-for-sale securities	(312,325)	(27,725)	-

Comprehensive loss	$(1,356,643)	$(137,634)	$(3,806,400)

Basic and diluted net loss per common share	$(0.03)	$(0.00)

Weighted average number of outstanding shares	37,597,890	36,542,246

The accompanying notes are an integral part of these financial statements.

CelLynx Group, Inc.
(formerly NorPac Technologies, Inc.)
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
			Period From
			Inception
			(April 1, 1998)
	Year Ended		Through
	June 30,		June 30,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,044,318)	$(109,909)	$(3,806,400)
Adjustments to reconcile net loss to net cash flows from operating activities:
Amortization expense	-	2,400	19,200
Compensation expense, options to nonemployees	-	-	504,000
Receipt of available-for-sale securities	-	-	(268,000)
Fair value of common stock issued over carrying amount of debt-	-	-	120,000
Realized loss on sales of available-for-sale securities	-	-	42,325
Amortization of original issue discount	-	-	550,000
Impairment loss on intangibles	-	4,800	24,800
Loss reserve on loans receivable	331,829	-	331,829
Loss on assignment of loans receivable	331,829	-	331,829
Loss on surrender of available-for-sale securities	214,449	-	214,449
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(24,960)	(26,698)	(51,658)
Increase in accounts payable and accrued liabilities	116,049	43,109	297,169
Increase in accrued interest payable	2,394	-	129,774
Increase in accounts payable, stockholders	-	-	369,346
Increase in due to stockholders	-	-	20,776
Net cash flows from operating activities	(72,728)	(86,298)	(1,170,561)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of available-for-sale securities	-	-	11,225
Advances under loan receivable agreements	-	(612,000)	(612,000)
Purchase of intangibles	-	-	(44,000)
Net cash flows from investing activities	-	(612,000)	(644,775)

CASH FLOWS FROM FINANCING ACTIVITIES:
Collection of subscription receivable	-	-	10,000
Issuance of common stock	-	673,000	1,292,269
Net proceeds from due to stockholders	-	-	348,928
Proceeds from (repayment of) loans payable	71,820	(9,500)	81,820
Issuance of convertible notes	-	-	82,500
Net cash flows from financing activities	71,820	682,500	1,815,517

Increase (decrease) in cash	(908)	(15,798)	181
Cash:
Beginning	1,089	16,887	-

Ending	$181	$1,089	$181

SUPPLEMENTAL CASH FLOWS INFORMATION:

Cash paid for interest	$1	$-	$2,183

NONCASH INVESTING AND FINANCING ACTIVITIES:

Stock issued for amount due to stockholders	$-	$-	$233,125
Stock issued for accounts payable	$-	$-	$10,000
Conversion of accounts payable, stockholders and due to stockholders
and issuance of subscription receivable for convertible notes	$-	$-	$467,500
Stock issued for conversion of notes payable	$-	$-	$550,000
Stock issued for accrued interest on notes payable	$-	$-	$127,381

The accompanying notes are an integral part of these financial statements.

CelLynx Group, Inc. (formerly NorPac Technologies, Inc.) (A Development Stage Company) STATEMENTS OF STOCKHOLDERS’ EQUITY
	Common Stock		Additional Paid In	Amount Per Share/	Stock Subscription	Accumulated Other Comprehensive	Deficit Accumulated During the Development
	Shares	Amount	Capital	Unit	Receivable	Income (Loss)	Stage

Balance, April 1, 1998	-	$-	$-		$-	$-	$-
Net loss	-	-	-		-	-	(6,345)
Balance, June 30, 1998	-	-	-		-	-	(6,345)
Shares issued for cash - July and August 1998	891,000	891	16,929	0.02	-	-	-
Shares issued for cash - September 1998	10,000	10	99,990	10.00	-	-	-
Shares issued for cash - April 1999	1,841	2	55,228	30.00	-	-	-
Shares issued for receivable - April 1999	3,557	4	106,715	30.00	(106,719)	-	-
Payment on receivable	-	-	-		106,719	-	-
Net loss	-	-	-		-	-	(228,505)
Balance, June 30, 1999	906,398	907	278,862		-	-	(234,850)
Net loss	-	-	-		-	-	(174,236)
Balance, June 30, 2000	906,398	907	278,862		-	-	(409,086)
Net loss	-	-	-		-	-	(307,225)
Balance, June 30, 2001	906,398	907	278,862		-	-	(716,311)
Shares issued for stockholder debt - October 2001	25,000	25	274,975	11.00	-	-	-
Shares issued for cash - October 2001	6,250	6	49,994	8.00	-	-	-
Shares issued for stockholder debt - November 2001	25,000	25	49,975	2.00	-	-	-
Shares issued for accounts payable - November 2001	5,000	5	9,995	2.00	-	-	-
Shares issued for rounding up of fractional shares related to merger	451	-	-
Stock option compensation expense	-	-	504,000		-	-	-
Net loss	-	-	-		-	-	(840,330)
Balance, June 30, 2002	968,099	968	1,167,801		-	-	(1,556,641)
Beneficial conversion of convertible notes issued – January 2003 to June 2003	-	-	550,000		-	-	-
Net loss	-	-	-		-	-	(225,141)
Other comprehensive loss on available-for-sale securities	-	-	-		-	(48,000)	-
Balance, June 30, 2003	968,099	968	1,717,801		-	(48,000)	(1,781,782)

CelLynx Group, Inc. (formerly NorPac Technologies, Inc.) (A Development Stage Company) STATEMENTS OF STOCKHOLDERS’ EQUITY
	Common Stock		Additional Paid In	Amount Per Share/	Stock Subscription	Accumulated Other Comprehensive	Deficit Accumulated During the Development
	Shares	Amount	Capital	Unit	Receivable	Income (Loss)	Stage

Shares issued for conversion of note payable – April 23, 2004	1,000,000	1,000	19,000	0.02	-	-	-
Shares issued for accrued interest on note payable – April 23, 2004	8,901	9	2,583	0.29	-	-	-
Net loss	-	-	-		-	-	(278,135)
Other comprehensive gain on available-for-sale securities	-	-	-		-	128,000	-
Balance, June 30, 2004	1,977,000	1,977	1,739,384		-	80,000	(2,059,917)
Shares issued for conversion of notes payable – May 26, 2005 to June 27, 2005	26,500,000	26,500	503,500	0.02	-	-	-
Shares issued for accrued interest on notes payable – May 26, 2005 to June 27, 2005	2,300,646	2,301	46,013	0.021	-	-	-
Shares issued for accrued interest on notes payable – May 26, 2005 to June 27, 2005	1,514,286	1,514	51,486	0.035	-	-	-
Shares issued for accrued interest on notes payable – May 26, 2005 to June 27, 2005	72,848	73	2,987	0.042	-	-	-
Shares issued for accrued interest on notes payable – May 26, 2005 to June 27, 2005	42,869	43	4,758	0.112	-	-	-
Shares issued for accrued interest on notes payable – May 26, 2005 to June 27, 2005	67,551	67	7,971	0.119	-	-	-
Shares issued for accrued interest on notes payable – May 26, 2005 to June 27, 2005	90,190	90	7,486	0.084	-	-	-
Net loss	-	-	-		-	-	(548,670)
Other comprehensive loss on available-for-sale securities	-	-	-		-	(12,200)	-
Balance, June 30, 2005	32,565,390	32,565	2,363,585		-	67,800	(2,608,587)
Shares issued for cash –June 2006	2,412,500	2,413	287,087	0.12	-	-	-
Shares issued for stockholder accounts payable –June 2006	187,500	187	146,143		-	-	-
Net loss	-	-	-		-	-	(43,586)
Other comprehensive gain on available-for-sale securities	-	-	-		-	272,250	-
Balance, June 30, 2006	35,165,390	35,165	2,796,815		-	340,050	(2,652,173)

CelLynx Group, Inc. (formerly NorPac Technologies, Inc.) (A Development Stage Company) STATEMENTS OF STOCKHOLDERS’ EQUITY
	Common Stock		Additional Paid In	Amount Per Share/	Stock Subscription	Accumulated Other Comprehensive	Deficit Accumulated During the Development
	Shares	Amount	Capital	Unit	Receivable	Income (Loss)	Stage

Shares issued for cash –November 2006	2,000,000	2,000	498,000	0.25	-	-	-

Shares issued for cash –January 2007	432,500	432	103,368	0.40	-	-	-

Issuance of warrants –January 2007	-	-	69,200		-	-	-

Net loss	-	-	-		-	-	(109,909)

Other comprehensive loss on available-for-sale securities	-	-	-		-	(27,725)	-

Balance, June 30, 2007	37,597,890	37,597	3,467,383		-	312,325	(2,762,082)

Net loss	-	-	-		-	-	(1,044,318)

Other comprehensive loss on available-for-sale securities	-	-	-		-	(312,325)	-

Balance, June 30, 2008	37,597,890	$37,597	$3,467,383		$-	$-	$(3,806,400)

The accompanying notes are an integral part of these financial statements.

CelLynx Group, Inc.
(formerly NorPac Technologies, Inc.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

1.           History and Organization of the Company

NorPac Technologies, Inc. (the “Company”) was originally incorporated on April 1, 1998 in the State of Minnesota.  On July 12, 2004 the Company was reorganized and became a Nevada corporation.  The Company was formed to act as a holding company for manufacturing companies and since inception, has devoted its efforts to raising capital and pre-opening activities.  The Company previously owned a patent for a self-chilling beverage container (the “Cool Can Technology”) in the United States and certain foreign countries.  The Company had a License Agreement with Balsam Ventures, Inc. (“Balsam”) for the Cool Can Technology, which it settled under the terms of a Release Agreement dated June 30, 2008 (see Note 13).  Management abandoned the development of the Cool Can Technology during the year ended June 30, 2008.

On November 7, 2006, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) for a merger with Nextdigital Corp. (“Nextdigital”), a Nevada company engaged in the provision of smart card solutions to the international marketplace.  Under the terms of the Merger Agreement, the Company would have merged with Nextdigital and changed its name to Nextdigital Corporation.  On February 15, 2007 the Company received notice from Nextdigital that it was electing not to proceed with the Merger Agreement because it believed its shareholders would not approve it.  During the year ended June 30, 2007, the Company made advances to Nextdigital amounting to $612,000 under a series of unsecured loan agreements.  At December 31, 2007, management determined that the collectibility of the loans was in doubt and based on its best estimate, recorded a loss reserve equal to 50% of the total loans receivable and accrued interest receivable totaling $331,829.  Also on December 31, 2007, the Company ceased accruing interest on the loans receivable (see Note 5).  On June 30, 2008, the Company assigned the loans receivable of $612,000 plus accrued interest to Balsam under the terms of a Release Agreement (see Notes 5 and 13).

On July 25, 2008, the Company completed a reverse take-over transaction with CelLynx, Inc. (“CelLynx-California”), a California company engaged in the development of plug-and-play cell phone signal amplification technology pursuant to a Share Exchange Agreement (the “Exchange Agreement”) dated January 3, 2008.  Under the terms of the Exchange Agreement, the Company issued a total of 32,454,922 shares of the Company’s common stock and 45,516,034 shares of the Company’s series A convertible preferred stock (established July 2, 2008) to the former CelLynx-California shareholders.  The series A convertible preferred stock automatically converts into common stock on a one-to-one ratio upon the authorized capital stock of the Company being increased to not less than 150,000,000 shares of common stock.  As a result of the reverse take-over transaction, the former shareholders of CelLynx-California became the Company’s controlling shareholders and CelLynx-California became the Company’s wholly-owned subsidiary. For accounting purposes, the Exchange Agreement will be treated as an acquisition of the Company (legal acquirer) by CelLynx-California and a recapitalization of CelLynx-California (accounting acquirer).

On July 21, 2008, the Company incorporated a wholly-owned subsidiary, CelLynx Group, Inc., for the sole purpose of effecting a name change. On August 5, 2008, the Company merged with CelLynx Group, Inc., with the Company as the surviving corporation.  Upon completion of the merger, the Company’s name was changed to CelLynx Group, Inc.

The Company is considered to be in the development stage. The accompanying financial statements represent those of a development stage enterprise and therefore, are subject to the usual business risks of development stage companies.  The Company has had no significant revenue from operations.  Research and development costs are expensed as incurred.

CelLynx Group, Inc.
(formerly NorPac Technologies, Inc.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

2.           Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.  However, the Company has sustained substantial losses, net operating cash flow deficits, and has a deficit accumulated during the development stage.  These financial statements do not include any adjustments that might result from this uncertainty.

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

(c)  Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.  As of June 30, 2008 and 2007, cash and cash equivalents consists of cash only.

(d)  Loans receivable

Loans receivable are reported at the outstanding principal balance adjusted for any charge-offs and reserve for loan losses.  Management recorded a reserve amounting to $331,829 for loans receivable and accrued interest receivable resulting from its impairment review.  When determining the reserve for loan losses, management considers if any events or changes in circumstances indicate uncollectibility.  When a loan is determined to be uncollectible, it is charged against the loss reserve.  Loans are not collateralized.

CelLynx Group, Inc.
(formerly NorPac Technologies, Inc.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

3.	Significant Accounting Policies (continued)

(d)  Loans receivable (continued)

Because of inherent uncertainties in estimating the reserve for loan losses, it is at least reasonably possible that the estimates used will change in the near term.  Interest on loans is recognized when earned.  Interest on loans is generally not recognized when loans become past due.  Thereafter, no interest is taken into income until such time as the borrower demonstrates the ability to resume payments.  There were no past due loans at June 30, 2007.  Based on current loan interest rates, management does not believe exposure to interest rate sensitivity is significant.  Management periodically reviews loans outstanding to determine if any loans are impaired.  Impaired loans, if any, are adjusted to estimated net realized value through the loan loss reserve.  On June 30, 2008, the Company assigned the loans receivable of $612,000 plus accrued interest to Balsam under the terms of a Release Agreement (see Notes 5 and 13).

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

CelLynx Group, Inc.
(formerly NorPac Technologies, Inc.)
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

(h)  Advertising expenses

The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for the years ended June 30, 2008 and 2007.

(i)  Stock-based compensation

Effective January 1, 2006, the Company adopted SFAS123(R), "Share-Based Payment," which requires that compensation cost for all stock-based awards be measured at the grant date, based on the fair value of the award, and is recognized as an expense, on a straight-line basis, over the requisite service period.  The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model.  SFAS 123(R) requires stock-based compensation expense to be recorded only for those awards expected to vest using an estimated forfeiture rate.  The Company estimates pre-vesting option forfeitures at the time of grant and reflects the impact of estimated pre-vesting option forfeitures in compensation expense recognized.

The following table shows the pro forma effect on net loss prior to the adoption of SFAS 123(R) had compensation expense been determined based on the fair value at the award grant date, in accordance with SFAS 123:

Period From Inception (April 1, 1998) Through June 30,
2008
Net loss	$(3,806,400)
Pro forma net loss	$(3,854,400)

Stock based compensation
As reported	$504,000
Proforma	$552,000

There were no options granted or vested during the years ended June 30, 2008 and 2007.

CelLynx Group, Inc.
(formerly NorPac Technologies, Inc.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

3.	Significant Accounting Policies (continued)

(j)  Loss per common share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive securities.  As of June 30, 2007, the 432,500 warrants outstanding have been excluded from diluted net loss per common share as they were anti-dilutive.  There were no other potentially dilutive securities during the years ended June 30, 2008 and 2007.

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

CelLynx Group, Inc.
(formerly NorPac Technologies, Inc.)
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

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities including: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged.  The Company is evaluating what impact SFAS 161 will have on the financial statements.

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This Statement will not have an impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of SFAS 60.”  The scope of this statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of SFAS 60.  Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of SFAS 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivable).  This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments include within the scope of SFAS 133, “Accounting for Derivative Instrument and Hedging Activities.”  This Statement will not have an impact on the Company’s financial statements.

CelLynx Group, Inc.
(formerly NorPac Technologies, Inc.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

3.           Significant Accounting Policies (continued)

(m)  Recent accounting pronouncements (continued)

In June 2007, the FASB’s Emerging Issues Task Force (“EITF”) issued EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities,” which addresses whether nonrefundable advance payments for goods or services that were used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed.  Management is currently evaluating the effect of this pronouncement on financial statements.

4.           Available-for-sale Securities

Investments held by the Company were classified as available-for-sale securities. Available-for-sale securities were reported at fair value with all unrealized gains or losses included in other comprehensive income (loss).  The fair value of the securities was determined by quoted market prices of the underlying security.  For purposes of determining gross realized gains or losses, the cost of available-for-sale securities is based on specific identification.

	Aggregate fair value	Gross unrealized gains	Gross unrealized losses	Cost
Equity securities – June 30, 2008 Equity securities – June 30, 2007	$ - $ 526,775	$ - $ 312,325	$ - $ -	$ - $ 214,450

In November 2002, the Company received securities valued at $63,000.  Pursuant to the License Agreement described in Note 13, the Company received additional securities valued at $175,000 in November 2003, and securities valued at $30,000 in January 2006.  Securities with a cost of $53,550 were sold prior to July 1, 2005.  There were no sales of available-for-sale securities during the years ended June 30, 2008 and 2007.

The Company’s net unrealized holding loss was $(429,737) and $(27,725) for the years ended June 30, 2008 and 2007, respectively.  The reclassification adjustment was $117,412 and $0 for the years ended June 30, 2008 and 2007, respectively and $40,800 for the period from inception through June 30, 2008.

On June 30, 2008, the Company entered into a Release Agreement with Balsam, pursuant to which Balsam agreed to release the Company from any legal claims and liabilities (the “Release”) in connection with a License Agreement dated November 30, 2003, and amended on January 12, 2006.  In exchange for the Release, the Company surrendered for cancellation the 5,545,000 shares of Balsam’s common stock to Balsam which were issued to the Company under the License Agreement (see Note 13).

On June 30, 2007, the Company held 5,545,000 common shares, respectively, of Balsam for an ownership percentage of 15.3%.  This investment in Balsam was not accounted for under the equity method in accordance with APB Opinion 18, “The Equity Method of Accounting for Investments in Common Stock,” because the Company was unable to exercise significant influence over the operating and financial policies of the investee.

CelLynx Group, Inc.
(formerly NorPac Technologies, Inc.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

5.	Loans Receivable

During the year ended June 30, 2007, four unsecured loans were granted to Nextdigital, totaling $612,000.  The loans bear interest at 8% per annum and all loan agreements were due during the year ended June 30, 2009.

Interest income related to these loans receivable totaled $24,960 and $26,698 for the years ended June 30, 2008 and 2007, respectively and $51,658 for the period from inception through June 30, 2008.

As discussed in Note 1, the Merger Agreement with Nextdigital was terminated.  Management determined that the collectibility of the loans was in doubt and based on its best estimate, recorded a loss reserve equal to 50% of the total loans receivable and accrued interest receivable totaling $331,829.  On December 31, 2007, the Company ceased accruing interest on the loans receivable.

On June 30, 2008, the Company entered into a Release Agreement with Balsam, pursuant to which Balsam agreed to release the Company from any legal claims and liabilities in connection with a License Agreement dated November 30, 2003, and amended on January 12, 2006.  In exchange for the Release, the Company agreed to assign the loans receivable of $612,000 plus accrued interest to Balsam  (see Note 13).

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

CelLynx Group, Inc.
(formerly NorPac Technologies, Inc.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

7.	Loans Payable

During the year ended June 30, 2008, a loan was granted from an unrelated entity for $15,000.  The loan is unsecured, bears interest at 10% and is due on demand.  Interest expense accrued for the year ended June 30, 2008 totaled $476 and $476 for the period from inception through June 30, 2008.  On June 25, 2008, the loan was assigned to another unrelated entity.  Subsequent to June 30, 2008, the Company issued 103,221 units at a price of $0.15 per unit in satisfaction of the loan and accrued interest outstanding (see Note 15).

During the year ended June 30, 2008, two loans were granted from an unrelated entity for $1,000 and $2,700 of which $680 of the first loan was repaid.  The first loan is unsecured, non-interest bearing and is due on demand.  The second loan is unsecured, bears interest at 10% and is due on demand.  Interest expense accrued for the year ended June 30, 2008 totaled $20 and $20 for the period from inception through June 30, 2008.  Subsequent to June 30, 2008, the Company issued 20,270 units at a price of $0.15 per unit satisfaction of the loan and accrued interest outstanding (see Note 15).

During the year ended June 30, 2008, several loans were granted from an unrelated entity totaling $43,000.  The loans are unsecured, bear interest at 10% and are due on demand.  Interest expense accrued for the year ended June 30, 2008 totaled $1,662 and $1,662 for the period from inception through June 30, 2008.  Subsequent to June 30, 2008, the Company issued 297,747 units at a price of $0.15 per unit in satisfaction of the loan and accrued interest outstanding (see Note 15).

During the year ended June 30, 2007, a loan was granted from an unrelated entity for $10,000.  During the year ended June 30, 2008, a second loan was granted from the same unrelated entity for $5,000.  Both loans are unsecured, non-interest bearing, and due on demand.  During the year ended June 30, 2008, two additional loans were granted from the same unrelated entity totaling $5,800.  The additional loans are unsecured, bear interest at 10% and are due on demand.  Interest expense accrued for the year ended June 30, 2008 totaled $235 and $235 for the period from inception through June 30, 2008.  On June 25, 2008, the loan was assigned to another unrelated entity.  Subsequent to June 30, 2008, the Company issued 140,182 units at a price of $0.15 per unit in satisfaction of the loan and accrued interest outstanding (see Note 15).

During the year ended June 30, 2006, several loans were granted from and repaid to an unrelated entity.  The balance due at June 30, 2006 was $500.  During the year ended June 30, 2007, the loan was repaid.  The loans were unsecured, non-interest bearing, and due on demand.

8.	Related Party Transactions

Consulting fees paid to an officer and director totaled $12,000 for each of the years ended June 30, 2008 and 2007.  Consulting fees paid to an officer and director from inception through June 30, 2008 totaled $26,500.

Consulting fees paid to a former officer and director from inception through June 30, 2008 totaled $588,000.  During the period of inception through June 30, 2008, a former officer and director settled accounts payable of $146,330 in exchange for 187,500 common shares of the Company with a fair value of $28,125.  The difference between the carrying amount of the accounts payable and the fair value of the common shares issued of $118,205 was recorded as an increase to additional paid in capital.

At June 30, 2007 included in accounts payable and accrued liabilities was $50, owed to a former officer and director of the Company.

CelLynx Group, Inc.
(formerly NorPac Technologies, Inc.)
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

On January 5, 2007, the Company issued 432,500 units at a price of $0.40 per unit for total proceeds of $173,000 in a private placement transaction.  Each unit consists of one share of the Company’s common stock and one share purchase warrant.  Each warrant entitled the holder to purchase an additional share of the Company’s common stock at a price of $0.40 per share and expired January 5, 2008.  The relative fair value of the common stock was estimated to be approximately $103,800 and the relative fair value of the warrants was estimated to be approximately $69,200 as determined based on the relative fair value allocation of the proceeds received.  The warrants were valued using the Black-Scholes option pricing model.

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

Information relating to stock options is as follows:

	Number of Shares	Weighted Average Exercise
Under option, June 30, 2001	177,500	$7.50
Granted	30,000	0.50
Exercised – conversion of debt and accounts payable	(55,000)	1.50
Cancelled	(27,500)	3.00
Under option, June 30, 2002	125,000	2.65
Expired	(100,000)	2.20
Cancelled	(25,000)	3.00
Under option, June 30, 2003	-	-
Granted	-	-
Expired	-	-
Cancelled	-	-
Under option, June 30, 2008	-	-

During the year ended June 30, 2002, based on the decrease in the market price of the Company’s common stock, the Company re-priced its stock options.  There was no accounting consequence or compensation for the options repriced.  All outstanding options were cancelled or expired during the year ended June 30, 2003.  On October 10, 2007, the Company terminated the 2000 Stock Option Plan.

CelLynx Group, Inc.
(formerly NorPac Technologies, Inc.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

11.           Segment Information

The Company’s business is considered as operating in one segment based upon the Company’s organization structure, the way in which the operation is managed and evaluated, the availability of separate financial results and materiality considerations.

12.           Income Taxes

For income tax purposes, pre-opening costs are generally deferred and amortized to expense in future tax returns.  Accordingly, the Company has no significant tax loss carryforwards.  For financial reporting purposes, realization of the value of book versus tax temporary differences is dependent upon the Company generating sufficient taxable income in future years.  Because of the development stage nature of the Company, lack of operating history and potential future stock sales (which may limit the value of loss carryforwards), management has eliminated the deferred tax value of pre-opening costs with a valuation allowance. Each of the years from April 1, 1998 (date of inception) to June 30, 2008, remain subject to examination by federal and state tax jurisdictions.

The benefit for income taxes differs from the amount computed by applying the U.S. federal income tax rate to loss before income taxes for the years ended June 30, as follows:

	2008	2007
Expected tax benefit at statutory rate	$(355,068)	$(40,769)
State tax effects	(62,659)	(7,195)
Increase in valuation allowance	417,727	47,964

	$-	$-

Tax law provides for limitation on the use of future loss carryovers should significant ownership changes occur.

The following is a summary of deferred taxes:

	June 30,	June 30,
	2008	2007
Deferred tax assets:
Deferred pre-opening costs	$(1,555,816)	$(1,138,089)
Valuation allowance	1,555,816	1,138,089

	$-	$-

CelLynx Group, Inc.
(formerly NorPac Technologies, Inc.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

13.           License Agreement

The Company has entered into an exclusive licensing agreement (the "License Agreement") with Balsam, dated for reference November 30, 2003, granting Balsam the exclusive right and license (the “License”), for a period of 40 years, to use, commercialize and exploit the Company’s proprietary trademarks, patents, process information, technical information, designs and drawings associated with the Company’s self-chilling beverage container technology (the "Cool Can Technology") including the right to manufacture, use and sell apparatus and products embodying the Cool Can Technology within the countries comprising the European Union and the Republic of China.  Balsam also has the right to sub-license the right to manufacture, use and sell products embodying the Cool Can Technology.

The consideration for the License Agreement was as follows:

1.	Balsam issued to the Company 5,000,000 restricted shares of its common stock; and

2.
Balsam must pay the Company the following royalties: (a) a sales royalty equal to 2% of gross profits from sales of all apparatus incorporating the Cool Can Technology and/or commercial goods or products incorporating the Cool Can Technology, (b) a license royalty equal to 5% of revenues received by Balsam from sub-licensing the Cool Can Technology, and (c) a minimum royalty payment of $5,000 per month commencing on January 15, 2006, which is to be credited towards all royalty payments under the License Agreement that have been paid by Balsam or become payable by Balsam during the course of the License Agreement.

On January 14, 2006, the Company entered into an agreement (the “Extension Agreement”) with Balsam, to amend the terms of the License Agreement dated November 30, 2003.  Under the Extension Agreement, the Company agreed to extend the date on which Balsam is required to commence paying the minimum royalty payments to January 15, 2007.

The consideration for the Extension Agreement was as follows:

1.	Balsam issued to the Company 500,000 restricted shares of its common stock; and

2.	Balsam paid the Company $20,000.

The Cool Can Technology and the Company patents and trademarks included in the Cool Can Technology remain the property of the Company subject to the terms of the License granted under the License Agreement.  However, Balsam has a right of first refusal to acquire the intellectual property subject to the License Agreement should the Company seek to dispose of the Cool Can Technology during the currency of the License Agreement.  The License Agreement supersedes all prior arrangements and agreements between the Company and Balsam in respect of the Cool Can Technology.

In June, 2007, the Company notified Balsam that its intellectual property rights to the Cool Can Technology possibly expired.  As a result, Balsam suspended payment of the minimum royalty amounts required under the License Agreement effective April 1, 2007.  As the patents for the Cool Can Technology have expired, Balsam advised the Company that they intended to terminate the Agreement.

CelLynx Group, Inc.
(formerly NorPac Technologies, Inc.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

13.           License Agreement (continued)

On June 30, 2008, the Company entered into a Release Agreement with Balsam, pursuant to which Balsam agreed to release the Company from any legal claims and liabilities (the “Release”) in connection with the License Agreement.

The consideration for the Release was as follows:

1.	The Company surrendered for cancellation the 5,545,000 shares of Balsam’s common stock to Balsam which were issued to the Company under the License Agreement; and

2.	The Company agreed to assign loans receivable of $612,000 plus accrued interest to Balsam.

14.	Commitments

On February 3, 2008, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Mountain View Holdings, LLC (“Mountain View”), a Colorado Limited Liability Company.  Under the terms of the Consulting Agreement, Mountain View is to be paid $1,500 per month in consideration for providing the Company with various investor relation services for a six month period ending on August 31, 2008.  The Consulting Agreement shall automatically renew in 30-day period intervals thereafter.  Either party shall have the right to terminate this Consulting Agreement, beginning in the first monthly renewal period, upon 15 days advance written notice.  In addition to the monthly consulting fee, the Company is required to pay Mountain View a transaction fee as a result of any transaction between the Company and any other party introduced or put into contact with by Mountain View whereby a sale of stock, issuance of debt, sale of assets, consolidation or other similar transaction or series or combination of transactions occurs.  The transaction fee shall be equal to 3% of the dollar value of the transaction, which is based on the total value of the consideration, securities, property, business, assets or other value given, paid, transferred or contributed by, or to, the Company.  The Consulting Agreement was terminated effective April 1, 2008.  The Company incurred expenses amounting to $3,000 during the year ended June 30, 2008 for services provided by Mountain View.

15.	Subsequent Events

On July 7, 2008, a loan was granted and payment waived from an unrelated third party for $2,400.

On July 23, 2008, the Company issued 10,500,000 units at a price of $0.15 per unit for total consideration of $1,575,000 in a private placement transaction.  As payment for the subscription price, several subscribers agreed to cancel indebtedness from the Company in the amount of $225,000.  Each unit consists of one share of the Company’s common stock and one share purchase warrant.  Each warrant entitles the holder to purchase an additional share of the Company’s common stock at a price of $0.20 per share for a period of two years from the date of issuance.  In the event that Cellynx manufactures 25 or more of its mobile or home repeater units, the Company may, at its option, accelerate the expiry of the warrants by giving a 30 day notice to the warrant holder.

CelLynx Group, Inc.
(formerly NorPac Technologies, Inc.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

15.	Subsequent Events (continued)

On July 24, 2008, the Company completed a reverse take-over transaction with CelLynx, Inc. (“CelLynx-California”), a California company engaged in the development of plug-and-play cell phone signal –amplification technology pursuant to a Share Exchange Agreement (the “Exchange Agreement”) dated January 3, 2008.  Under the terms of the Exchange Agreement, the Company issued a total of 32,454,922 shares of the Company’s common stock and 45,516,034 shares of the Company’s series A convertible preferred stock (established July 2, 2008) to the former CelLynx-California shareholders.  The series A convertible preferred stock automatically converts into common stock on a one-to-one ratio upon the authorized capital stock of the Company being increased to include not less than 150,000,000 shares of common stock.  Under the Exchange Agreement, all options and convertible notes to purchase or acquire shares of CelLynx-California were converted into options and convertible notes to purchase or acquire shares of the Company in the same proportion at which the CelLynx-California shares were converted into Company shares (the “Conversion Ratio).  As a result, 750,000 CelLynx-California options with an exercise price of $0.018 per share were converted into 943,447 Company options at an exercise price of $0.014 per share; 375,000 CelLynx-California options with an exercise price of $0.02 per share were converted into 471,723 CelLynx-California options at an exercise price of $0.016 per share; 23,394,133 CelLynx-California options with an exercise price of $0.09 per share were converted into 29,428,164 Company options at an exercise price of approximately $0.0715 per share; 18,330,574 CelLynx-California options with an exercise price of $0.099 per share were converted into 23,058,565 Company options with an exercise price of approximately $0.0787 per share; $40,000 of CelLynx-California convertible notes with a conversion price of $0.01 were converted into $40,000 of Company convertible notes with a conversion price of $0.0079; $20,000 of CelLynx-California convertible notes with a conversion price of $0.10 were converted into $20,000 of Company convertible notes with a conversion price of $0.0795 per share; and $262,356 of CelLynx-California convertible notes with a conversion price such that the note holder immediately following the closing of the reverse take-over transaction would hold equal to 4.8% of the issued and outstanding common stock of the Company were converted into Company convertible notes which are convertible into 6,340,029 shares of the Company’s common stock.  As a result of the reverse take-over transaction, the former shareholders of CelLynx-California became the Company’s controlling shareholders and CelLynx-California became the Company’s wholly-owned subsidiary.

On July 21, 2008, the Company incorporated a wholly-owned subsidiary, CelLynx Group, Inc., for the sole purpose of effecting a name change. On August 5, 2008, the Company merged with CelLynx Group, Inc., with the Company as the surviving corporation.  Upon completion of the merger, the Company’s name was changed to CelLynx Group, Inc.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELLYNX GROUP, INC.

Dated: October 14, 2008	By:	/s/ Daniel R. Ash Daniel R. Ash, President, Chief Executive Officer and Chief Operating Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Daniel R. Ash Daniel R. Ash	Director and Principal Executive Officer	October 14, 2008

/s/ Tareq Risheq Tareq Risheq	Director and Chief Strategy Officer	October 14, 2008

/s/ Kevin Pickard Kevin Pickard	Principal Financial and Accounting Officer	October 14, 2008

/s/ Robert J. Legendre Robert J. Legendre	Director	October 14, 2008

/s/ Norman W. Collins Norman W. Collins	Director	October 14, 2008