Form 10-K
period 2008-09-30
CelLynx Group, Inc.
filed 2008-12-24
CIK 1067286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

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

At March 31, 2008, the end of our second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $9,687,409 based on the closing price of $0.28 as reported on the Over-the-Counter Bulletin Board.

Number of shares of common stock outstanding as of December 19, 2008:  126,068,846.

TABLE OF CONTENTS
TO ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED SEPTEMBER 30, 2008

i

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

Immediately following the closing, on July 24, 2008, two of the new officers and directors, one of the new employees and one of the new non-officer directors of the Company entered into a Lock-Up Agreement (the “Lock-Up Agreement”) whereby they agreed not to transfer their Company shares for a period of 24 months following the closing of the reverse take-over transaction.

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

On September 22, 2008, shareholders owning in the aggregate 26,441,554 shares of the Company’s common stock and 40,411,544 shares of the Company’s Series A Preferred Stock, outstanding as of September 10, 2008 (the “Record Date”), consented in writing to amend the Company’s articles of incorporation to increase the number of shares of the Company’s authorized common stock from 100,000,000 to 400,000,000.  On October 8, 2008, the Company filed and mailed a Definitive Information Statement notifying its shareholders of this action and on November 7, 2008, the Company filed a Certificate of Amendment to its Articles of Incorporation (the “Amendment”) with the Secretary of State of the State of Nevada to increase the number of authorized shares common stock of the Company from 100,000,000 to 400,000,000.  As a result of filing the Amendment, the 45,516,034 shares of Series A Preferred Stock were automatically converted into 45,516,034 shares of common stock.

The Exchange Agreement also provided that all options, warrants and convertible notes to purchase or acquire shares of CelLynx-California be converted into options, warrants or convertible notes to purchase or acquire shares of the Company in the same proportion at which the CelLynx-California shares were converted into Company shares (the “Conversion Ratio”) under the Exchange Agreement.  The exercise or conversion price for such options, warrants or convertible notes shall be the exercise price or conversion price of the CelLynx-California options, warrants or convertible notes divided by the Conversion Ratio.  As a result, 750,000 CelLynx-California options with an exercise price of $0.018 per share were converted into 943,447 Company options with an exercise price of $0.014 per share; 375,000 CelLynx-California options with an exercise price of $0.02 per share were converted into 471,723 Company options with an exercise price of $0.016 per share; 23,394,133 CelLynx-California options with an exercise price of $0.09 per share were converted into 29,428,166 Company options at an exercise price of approximately $0.0715 per share; 18,330,544 CelLynx-California options with an exercise price of $0.099 per share were converted into 23,058,527 Company options with an exercise price of approximately $0.0787 per share, and, with the exception of the Palomar Note described below, $40,000 of CelLynx-California convertible notes with a conversion price of $0.01 per share were converted into $40,000 of Company convertible notes with a conversion price of approximately $0.0079 per share, and $20,000 of CelLynx-California convertible notes with a conversion price of $0.10 per share were converted into $20,000 of Company convertible notes with a conversion price of approximately $0.0795 per share.  There were no CelLynx-California warrants issued and outstanding at the time of the closing of the Exchange Agreement.

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

In addition, Mr. Thornton agreed to resign as a director of the Company and Mr. Ash, Mr. Risheq, Norman W. Collins, and Robert J. Legendre were appointed directors of the Company.  Mr. Ash’s appointment was effective immediately.  The appointment of the other directors became effective on August 14, 2008, upon the Company’s compliance with the provisions of Section 14(f) of the Securities Act of 1933, as amended, and Rule 14(f)-1 thereunder.

On November 17, 2008, the Board of Directors of the Company appointed Mr. Legendre Executive Chairman of the Board to assist the Company’s Chief Executive Officer with strategy and execution of the Company’s manufacturing and supply chain operations, corporate development, capital markets and investor relations.

On December 12, 2008, Mr. Risheq resigned as the Company’s Chief Strategy Officer but remains a director.

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

Lock-Up Agreement

Under the Lock-Up Agreement, Robert J. Legendre, Executive Chairman of the Board of Directors of the Company,  Daniel R. Ash, Chief Executive Officer and a director of the Company, Tareq Risheq, Chief Strategy Officer and a director of the Company, and Anthony DeMarco, a senior employee of the Company, agreed not to transfer, sell, assign, pledge, hypothecate, give, create a security interest in or lien on, place in trust (voting trust or otherwise), or in any other way encumber or dispose of, directly or indirectly and whether or not voluntarily, without express prior written consent of the Company, any common stock or options to purchase common stock of the Company for a period of 24 months.

The descriptions of the Exchange Agreement, Subscription Agreement, Warrants, Distribution Agreement, Palomar Note, and Lock-Up Agreement are qualified in their entirety by the contents of such agreements, which are attached to this report as Exhibits 2.1, 2.2, 2.3, 10.1, 10.2, 10.3, 10.4 and 10.8, respectively, and are incorporated herein by reference.

Recent Events

On October 27, 2008, the CelLynx’s Board of Directors approved a change of the Company’s fiscal year.  CelLynx’s new fiscal year will begin on October 1 and end on September 30 of each year, and the change shall be applicable with the year ending September 30, 2008.  The Company previously had a June 30 fiscal year end.  The September 30 fiscal year end is also the fiscal year end of CelLynx-California.

On November 7, 2008, CelLynx filed a Certificate of Amendment to its Articles of Incorporation (the “Amendment”) with the Secretary of State of the State of Nevada after shareholders approved a proposal to increase the number of authorized shares of common stock of the Company from 100,000,000 to 400,000,000 by written consent in lieu of a special meeting of shareholders.  As a result of filing the Amendment, 45,516,034 shares of the Company’s Series A Preferred Stock automatically converted into 45,516,034 shares of the Company’s common stock.  The Company now has 126,068,846 shares of common stock and no shares of Series A Preferred Stock issued and outstanding.

On November 17, 2008, CelLynx’s Board of Directors appointed Robert J. Legendre Executive Chairman of the Board to assist the Company’s Chief Executive Officer with strategy and execution of the Company’s manufacturing and supply chain operations, corporate development, capital markets and investor relations.

On November 24, 2008, CelLynx announced that it had successfully reached a key commercialization milestone with its manufacturing of the newly enhanced 5BARz™ Universal Unit.  Initially envisioned as a plug-and-play mobile unit to be used in vehicles, this product has also proven highly effective for single-room coverage in a home or office.  Accordingly, CelLynx plans to introduce the Universal Unit with a 110 volt power cord for indoor use, as well as with an accessory portable battery pack that can be used virtually anywhere a weak cellular signal exists.  The Universal Unit contrasts with CelLynx’s 5BARz™ SOHO stationary table top unit which is designed to cover a 2,000 square foot home or office space.

On December 12, 2008, Tareq Risheq resigned as CelLynx’s Chief Strategy Officer.  There were no disagreements between Mr. Risheq and CelLynx regarding any matter relating to CelLynx’s operations, policies, practices or otherwise.  Mr. Risheq remains a director of CelLynx.

Overview of CelLynx

CelLynx is developing and plans to produce and market a next generation of cell phone boosters (also known as repeaters or amplifiers) for the small office, home office (“SOHO”) and vehicle.  This next generation product, CelLynx 5BARz™, is the first consumer-friendly, single-piece unit that strengthens weak cellular signals to deliver higher quality signals for voice, data and video reception on cell phones being used indoors or in vehicles.   CelLynx plans to develop its products for use in North America, Europe and Asia.  The CelLynx product line is intended to be manufactured by contract manufacturers located in South East Asia.   These manufacturers will allow CelLynx to capitalize on the full advantages of multiple manufacturing locations with a trained and experienced technical work force, state of the art facilities and knowledge of all aspects of supply chain management, operational execution, global logistics and reverse logistics. The marketing and sales functions will be handled in-house incorporating a multi-channel strategy that includes distribution partners, wireless service providers, retail outlets and international joint ventures.

  The CelLynx Solution

Most SOHO cellular amplifiers currently on the market require a receiving tower or antenna, usually placed in an attic or on a rooftop, and a transmitting tower or antenna to be placed at least 35 feet from the other antenna with each connected to the amplifier by cable.  CelLynx’s patent pending technology eliminates the need to distance the receiving and transmitting towers, allowing the two towers to be placed directly inside the booster, resulting in a more affordable, one piece unit sometimes referred to as ‘plug ‘n play’, i.e. requiring no installation other than plugging the unit into a power source.

CelLynx has recently completed a prototype of the 5BARz SOHO Unit which delivers 45 decibel (dB) of gain in a Single Band PCS environment providing up to 1,500 square feet of indoor coverage.  This unit measures 6.5 X 7.5 X 2.5 inches, weighs approximately one pound and does not require the installation of antennas or cables in order to function.  In order to optimize marketability, CelLynx is developing an improved model which it expects to operate in a dual band, PCS and Cellular, environment delivering 65 dB of gain thereby allowing for coverage of 2,000 to 3,000 square feet.  This dual band unit would work with all current wireless carriers in the U.S. and Canada except Nextel, which operates on its own frequency. The PCS network is generally used by the older carriers such as AT&T at 850MHz while the newer carriers such as T-Mobile operate on the Cellular network at 1900 MHz.  Management is confident that all of the critical functions required for this dual band unit have been identified and that their engineering team has the capability to accomplish development leading to commercialization.

We believe the CelLynx 5BARz product line, when commercialized, will also offer an advantage over other amplifiers such as the Femtocell architecture being developed by wireless service providers such as AT&T and Verizon.  This Femtocell technology requires a small cellular base station which connects to the service provider’s network via a broadband such as DSL or cable.  As such, Femtocell will be carrier specific and subject to a monthly subscription fee.  CelLynx products, on the other hand, will be compatible with all wireless carriers in the U.S. and Canada (except Nextel), and will not require a broadband internet connection and will not entail a monthly service fee.

CelLynx has also developed a mobile 5BARz Universal Unit designed primarily for use in vehicles, or for single-room coverage in the home or office.  In November, 2008, the Company announced it had manufactured 25 5BARz Universal Unit production samples, reaching a key commercialization milestone. The 5BARz Universal Unit is an adaptation of the 5BARz SOHO Unit described above.  The unit will produce up to 45 dB of gain offering higher performance than the competition within the interior of a vehicle cabin or single room, while minimizing the signal degrading effects of cabling.

Initially envisioned as a plug ‘n play mobile unit to be used in vehicles with a 12 volt cigarette lighter power adapter, the 5BARz Universal Unit has also proven highly effective for single-room coverage in a home or office. Accordingly, the Company plans to introduce the 5BARz Universal Unit with a 110 volt power cord for indoor single-room use, as well as with an accessory portable battery pack that can be used virtually anywhere a weak signal exists. Using the 5BARz Universal Unit with Bluetooth® extends the effective coverage range to that of the Bluetooth® signal.

History and Development of CelLynx

CelLynx assembled a veteran engineering team with extensive cellular radio frequency (RF) experience headquartered in Sacramento, California.  Within eight months, this team, with more than 80 years of combined experience in building RF products, developed working prototypes of an affordable consumer friendly single piece plug ‘n play booster with a minimum of 45dB of gain in both up and down paths. By late 2007, a pre-production prototype had been developed. At that time, CelLynx entered into a merger agreement with NorPac Technologies, Inc., a Nevada corporation trading on the Over The Counter Bulletin Board (OTC BB).

Since the closing of the reverse take-over July 24, 2008, CelLynx has continued the development of the 5BARz product line with both the 5BARz Universal Unit and 5BARz SOHO Unit on similar but separate development tracks. Concurrently, management is focusing on the manufacturing process and implementation of a sales and marketing plan to ensure the delivery of a quality low-cost product into the market place. In 2008, the Company has raised $2 million in equity capital, added executives to its board of directors and management team, and opened a new corporate headquarters in Mission Viejo, California while maintaining its R&D facility in El Dorado Hills, California.

The CelLynx 5BARz™  Product Line

5BARz SOHO Unit

The 5BARz SOHO Unit  (small office, home office) is designed to eliminate cell phone weak spots in an area similar to the size of a single family home (2,000 to 3,000 square feet).  Expected to retail at a competitive price of about $299, the 5BARz SOHO Unit is lightweight, aesthetically pleasing and designed to sit on a table near a window in the direction of the nearest cell tower.  There is an indicator light to determine the best placement.  This product requires no assembly: simply place the unit on a table and plug in the power chord.  Product introduction is expected to occur in the first half of 2009 for the North American model.  The European and Asian models are expected to be introduced in mid 2009.

5BARz Universal Unit

The 5BARz Universal Unit is designed to eliminate cell phone weak spots primarily while in a vehicle --moving or stationary -- as well as for single-room coverage in home, office or hotel.

For vehicles, simply place the unit on the dashboard and plug in the cigarette lighter power adapter/cradle for handheld cell phone use, or place the cell phone into the cradle for hands-free or Bluetooth® operation. This unit includes a Bluetooth® speaker phone with caller ID.  CelLynx technology is designed to be superior to current vehicle solutions that require complex installation including roof top mounting of the antenna and, in some cases, a direct connection between the cell phone and the roof top antenna.

For single-room home, office, or hotel room coverage, simply place the unit near a window in the building, plug in the powerline and extend the antenna line for handheld cell phone operation. Place the cell phone in the cradle for best hands-free or Bluetooth® performance; use of a Bluetooth® device extends the effective coverage to that of the Bluetooth® range.

The Bluetooth® speaker phone with caller ID will offer the user the convenience of hands free phone conversation while driving, which is mandated by law in many areas including California, the nation’s largest automobile market.  This product is also expected to retail at a competitive price of about $299 and to be introduced in North American in the first half of 2009.  The European and Asian models are expected to be introduced mid-year 2009.

5BARz Product Launch

The 5BARz product launch schedule is coordinated with the marketing plan to first introduce the 5BARz SOHO Unit and 5BARz Universal Unit in the United States and Canada, operating at the Cellular and PCS frequencies (800/1900MHz).  To allow for the marketing of the 5BARz products in Europe and Asia, new models will be subsequently launched that are designed to operate at the ETSI defined frequencies for GSM (900/1800MHz).  The development requirement for the new models is primarily limited to the tuning of the U.S. based units for the change of frequency assignments, including replacement of frequency sensitive components such as band pass filters and antennas.

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

In spite of the overall proliferation of cell phones, the carriers themselves are suffering from a high rate of customer defections sometimes referred to as churn.  According to CITA, The Wireless Association, 40% of those customers switching networks are searching for a better signal. Considering that it costs the average carrier almost $400 to acquire a new subscriber, this global churn rate is the most serious problem affecting the cellular industry and CelLynx is directly addressing this problem through improving indoor and vehicle coverage while diminishing interference. It is also noteworthy that according to First Research, a D & B Company providing Industry Intelligence, 85% of the U.S. Wireless industry revenues are generated by the four major wireless companies, AT&T, Verizon, Sprint and T-Mobile. In the U.S. market, CelLynx will concentrate on adapting its products to the frequencies being used by those carriers, in particular the Dual Band 850/1900MHz.  In the International market, CelLynx will focus on the Dual Band 900/1800MHz being used in Europe, Africa, Asia, Australia, New Zealand and most of South America.

CelLynx believes that all of the above market conditions indicate the potential for the success of the CelLynx 5BARz product line within the general cell phone market.  The CelLynx products will seek to attract virtually all cell phone users including those who will come by the product through their cellular and Wi-MAX carriers, enterprise employers, government agencies or military service organizations.

The ‘In Building’ wireless systems marketplace

According to ABI Research, ‘In-building wireless systems, forecasted to exceed $15 billion in revenues in 2013, are a key enabler for delivering on the potential of cellular mobile services.’ Total Telecom, a leading communications periodical, reports that the role of the traditional office is no longer essential for day-to-day productivity as people increasingly work wherever the technology is available, generally at home if not in the office.  The U.S. Department of Labor reports that over 20 million workers work at home and this does not include those who work out of a home office to conduct personal business or those who work at home to finish uncompleted tasks from their regular employment or use their home office for outside or after hours employment.  More and more workers are adopting the trend toward work-life balance that results in them spending more time at home. These factors reinforce the need for improved signal in the Small Office Home Office.  That need is expected to be met by the CelLynx 5BARz SOHO Unit.

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

The National Council of Legislators estimate that 73 % of drivers use their cell phones in the car. That being the case, twenty states and dozens of municipalities have passed legislation requiring hands free cell phone usage while driving. Anticipating the continuation of this legislative trend, the CelLynx vehicular 5BARz Universal Unit is equipped with Bluetooth® for hands free, safe driving.

All of the above trends suggest the need for quality voice, data and media solutions in the mobile environment, and that the market for user friendly boosters such as the CelLynx 5BARz Universal Unit will follow these trends in both growth and application.

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

Given their expertise in this area they have become acutely aware of the advantages of partnering with a reputable contract manufacturer (CM).  In this case, CelLynx will immediately leverage manufacturing practices at minimal cost. In fact, the team has identified several CM candidates in Southeast Asia. Once a CM is selected, CelLynx will immediately benefit from multiple manufacturing locations with a trained and experienced technical work force, state of the art facilities and knowledge of all aspects of supply chain management, operational execution, global logistics and reverse logistics.

An additional benefit to CelLynx is that the CM to be selected will have facilities in California which will produce the first 200 units in coordination with the Company’s engineering team.  Once the team has approved these initial mass production  units, the manufacturing plan will be developed for one of the CM’s Southeast Asia facilities.  The 200 units scheduled for availability in the second quarter of 2009 will then be used for UL testing and product demonstrations.

Competition by Market Segment

The SOHO or residential wireless amplifier competitors; Most of the companies in this industry do not offer plug ‘n play single-unit solutions such as CelLynx.  In fact, companies such as Wilson, Wi-Ex and CellAntenna, offer two-piece, ‘cable connected amplifier-to-antenna’ solutions requiring complex installation enabled only by tech savvy users or professional installers and at considerably higher prices than CelLynx.

The mobile vehicle market competitors; A few companies such as Digital Antenna and Richardson (Call Capture) are focused on the vehicle market and others such as Wilson are entering that market.  Again, however, these vehicle solutions require complex installation including roof top mounting of antenna and, in some cases, a direct connection between the cell phone and the roof top antenna.

The Wireless enterprise solution providers as competitors; While the equipment manufacturers in the enterprise market such as Wilson, EMS Wireless and Radioframe Networks are attempting to enter the SOHO/residential market, their products are engineered for commercial enterprises requiring complex installation and as a result are expensive as compared to the CelLynx solution.

While each of the above competitors has solutions for certain market segments such as large buildings and warehouses, there is no dominant market leader in the SOHO and Vehicle segments of the Market. CelLynx believes that the total indoor and vehicle cell signal amplification market, now exceeding $300 million annually, could experience continued growth through the commercialization of products such as those being offered by CelLynx. As compared to the current products in the marketplace, CelLynx’s key sustainable competitive advantage is in its patent pending technology providing for compact, plug ‘n play, consumer friendly and affordable product lines. An overview of the competition is shown below.

Intellectual Property

CelLynx has trademark protection for the brand name “5BARz” and has applied for trademark protection for its sales slogan, “Turning Weak Spots into Sweet Spots.”  CelLynx has the following patent applications pending:

The CelLynx Technology

The plug ‘n play aspects of the CelLynx cellular booster demanded complex algorithms and intuitive interfaces. Further complicating the challenge, the booster required a full duplex linear amplifier providing up to 45db of gain in both RX and TX paths and directional antennae with one inch of separation and 70db of isolation between them. It further required an active feed-forward cancellation in both the RX and TX links with real time correction and an active Automatic Gain Control for both links running in sync with the active feed-forward cancellation.  Typically, a repeater simply boosts off the air cell phone signals so operating performance of a repeater can be related to the amount of boost reliability delivered by the repeater.

System gain is the measure of boost in decibels or dB.  The major obstacles to reliable gain in a repeater are isolation and linearity.  Linearity is a function of the amplification in the active portion of the repeater. Generally, the amplifiers in a repeater are designed to operate class A and the usable output power is de-rated from the maximum output power by 10dB or 90% below the saturated output of the amplifier. Isolation is the measure of separation of the input from the output of the repeater.  If the separation is less than the system gain, the result will be similar to the feedback screech heard when a microphone is placed too close to a loud speaker.  In practice, isolation has proven to be the Achilles heel of repeaters because unlike linearity, improvements in isolation have proven to be costly and unmanageable.

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

ITEM 1A. RISK FACTORS

CelLynx is a “smaller reporting company” as that term is defined in Rule 12b-2 of the Securities Exchange Act, and, accordingly, is not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

CelLynx is a “smaller reporting company” as that term is defined in Rule 12b-2 of the Securities Exchange Act, and, accordingly, is not required to provide the information required by this item.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 22, 2008, shareholders owning in the aggregate 26,441,554 shares of the Company’s common stock and 40,411,544 shares of the Company’s Series A Preferred Stock, outstanding as of September 10, 2008 (the “Record Date”), consented in writing to amend the Company’s articles of incorporation to increase the number of shares of the Company’s authorized common stock from 100,000,000 to 400,000,000.  On October 8, 2008, the Company filed and mailed a Definitive Information Statement notifying its shareholders of this action and on November 7, 2008, the Company filed a Certificate of Amendment to its Articles of Incorporation (the “Amendment”) with the Secretary of State of the State of Nevada to increase the number of authorized shares common stock of the Company from 100,000,000 to 400,000,000.  As a result of filing the Amendment, 45,516,034 shares of Series A Preferred Stock were automatically converted into 45,516,034 shares of common stock.

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

QUARTER	HIGH ($)	LOW ($)
1st Quarter 2007	$0.62	$0.25
2nd Quarter 2007	$0.65	$0.28
3rd Quarter 2007	$0.31	$0.11
4th Quarter 2007	$0.19	$0.12
1st Quarter 2008	$0.23	$0.12
2nd Quarter 2008	$0.35	$0.18
3rd Quarter 2008	$0.28	$0.18
4th Quarter 2008	$0.26	$0.12

Holders

As of December 19, 2008, there were approximately 192 shareholders of record of our common stock based upon the shareholder list provided by our transfer agent. Our transfer agent is Signature Stock Transfer located at 2632 Coachlight Court, Plano, Texas 75093, and their telephone number is (972) 612-4120.

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

Sales of Unregistered Securities

There were no unregistered sales of securities during the period covered by this report that were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

  ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management’s Discussion and Analysis or Plan of Operation.

FORWARD LOOKING STATEMENTS

The following discussion and analysis of our results of operations and financial condition for the years ended September 30, 2008 and 2007 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, we do not undertake any obligation to update or keep current either (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement, or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement.

Overview

On July 24, 2008, we acquired all of the outstanding shares of CelLynx-California in exchange for the issuance by us of 32,454,922 restricted shares of our common stock to the CelLynx Owners, which represented approximately 40.3% of our-issued and outstanding common stock (including the shares issued in the Financing), and 45,516,034 restricted shares of our Preferred Stock, which automatically convert into 45,516,034 shares of our common stock upon the filing of a Certificate of Amendment to the our Articles of Incorporation increasing the number of authorized common stock to at least 150,000,000 shares. As a result of this reverse merger transaction, CelLynx-California became our wholly owned subsidiary, and then we acquired the business and operations of CelLynx-California.

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

We have not generated any revenue since the commencement of our operations on October 11, 2005.  We have financed our operations primarily through proceeds from the issuance of common stock.  At this time, we believe that our current cash position will not be sufficient to meet our anticipated cash needs beyond January 2009.  We will need to raise additional capital in order to remain operational beyond this point.

If we are unable to raise additional capital in January 2009, we will be required to severely reduce, or even cease, our operations.

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

We analyze all financial instruments with features of both liabilities and equity under SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

Our share-based compensation liability is carried at fair value totaling $2,714,724, as of September 30, 2008. We used Level 2 inputs for its valuation methodology for the share-based compensation liability, and the fair values is determined by using the Black Scholes option pricing model based on various assumptions. We recognized compensation expense of $2,625,106 for the year ended September 30, 2008.

Our accrued beneficial conversion liability is carried at fair value totaling $2,358,439, as of September 30, 2008. We used Level 2 inputs for its valuation methodology for the accrued beneficial conversion liability, and the fair values is determined by using the Black Scholes option pricing model based on various assumptions.  We recognized a $1,151,992 loss on the change in the accrued beneficial conversion liability for the year ended September 30, 2008.

The Company’s accrued warrant liability is carried at fair value totaling $603,993, as of September 30, 2008. The Company used Level 2 inputs for its valuation methodology for the accrued warrant liability, and the fair values is determined by using the Black Scholes option pricing model based on various assumptions.  The Company recognized a $127,688 gain on the change in the accrued warrant liability for the year ended September 30, 2008.

We did not identify any other assets and liabilities that are required to be presented on the balance sheet at fair value in accordance with SFAS No. 157.

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

Plan of Operations

Overview

We are an early stage developer of patent pending technology that allows for the production of the next generation of cell phone boosters (also known as repeaters or amplifiers) for the small office, home office (SOHO) and vehicle.  This next generation product, CelLynx 5BARz, is a single piece unit that strengthens weak cellular signals to deliver higher quality signals for voice, data and video reception on cell phones being used indoors or in vehicles.  We have recently completed a prototype SOHO unit which delivers 45 decibel (dB) of gain in a Single Band PCS environment providing up to 1,500 square feet of indoor coverage.  This unit measures 6.5 X 7.5 X 2.5 inches, weighs approximately one pound and does not require the installation of antennas or cables in order to function.  Most SOHO cellular amplifiers currently on the market require a receiving tower or antenna, usually placed in an attic or on a rooftop, and a transmitting tower or antenna to be placed at least 35 feet from the other antenna with each connected to the amplifier by cable.  Our patent pending technology eliminates the need to distance the receiving and transmitting towers, allowing the two towers to be placed directly inside the amplifier, resulting in a more affordable, one piece unit sometimes referred to as ‘plug ‘n play’, i.e. requiring no installation other than plugging the unit into a power source. In order to optimize marketability, we are developing an improved model which it expects to operate in a dual band, PCS and Cellular, environment delivering 65 dB of gain thereby allowing for coverage of 2,500 to 3,000 square feet.  This dual band unit would work with all current wireless carriers except Nextel which operates on its own frequency. The PCS network is generally used by the older carriers such as AT&T at 850MHz while the newer carriers such as T-Mobile operate on the Cellular network at 1900 MHz.  Management is confident that all of the critical functions required for this dual band unit have been identified and that their engineering team has the capability to accomplish development leading to commercialization.

We have also developed a mobile unit designed primarily for use in vehicles, or for single-room coverage in the home or office.   The mobile is an adaptation of the SOHO Unit described above.  The unit will produce up to 45 dB of gain offering higher performance than the competition within the interior of a vehicle cabin or single room, while minimizing the signal degrading effects of cabling.  Initially envisioned as a plug ‘n play mobile unit to be used in vehicles with a 12 volt cigarette lighter power adapter, the 5BARz Universal Unit has also proven highly effective for single-room coverage in a home or office. Accordingly, we plan to introduce the 5BARz Universal Unit with a 110 volt power cord for indoor single-room use, as well as with an accessory portable battery pack that can be used virtually anywhere a weak signal exists. Using the 5BARz Universal Unit with Bluetooth® extends the effective coverage range to that of the Bluetooth® signal.

Our product line is expected to be manufactured by contract manufacturers located in South East Asia.   These manufacturers allow us to capitalize on the full advantages of multiple manufacturing locations with a trained and experienced technical work force,  state of the art facilities and knowledge of all aspects of supply chain management, operational execution, global logistics and reverse logistics. The marketing and sales functions will be handled in house incorporating a multi-channel strategy that includes distribution partners, wireless service providers, retail outlets and international joint ventures.

Material Impact of Known Events on Liquidity

There are no known events that are expected to have a material impact on our short-term or long-term liquidity.

Results of Operations

During the year ended September 30, 2008, we incurred $308,906 of research and development expenses compared to $81,218 incurred during the year ended September 30, 2007.  Research and development expenses relate to our ongoing development and testing of our cell phone boosters.  Our research and development costs were higher in 2008 compared to 2007 due to increase in personnel costs, consultant costs and materials.  We expect our research and development costs to increase as we continue to grow and develop our products.

During the year ended September 30, 2008, we incurred $4,397,131 of general and administrative expenses, compared to $254,650 incurred during the year ended September 30, 2007.  The increase is due to an increase in compensation expense related to options of $2,625,106, an increase in professional fees of approximately $750,000, and an increase in salaries of approximately $600,000

During the year ended September 30, 2008, we incurred $1,952,499 of non-operating expense, compared to $10,375 incurred during the year ended September 30, 2007.  The increase is due to an increase in the fair value of the accrued beneficial conversion feature of $1,151,992, an increase in interest and financing costs of $921,845 and a gain on the change in the fair value of the accrued warrant liability of $127,688.  The increase in interest and financing costs of $921,845 is related to the recording the fair value of the conversion feature for the convertible promissory notes.

Financial Condition

As of September 30, 2008, we had a working capital deficit of $5,301,132, which includes a share-based compensation liability of $2,714,724, an accrued beneficial conversion liability of $2,358,439 and an accrued warrant liability of $603,993.  These liabilities will be reclassified to equity in the first quarter ending December 31, 2008 because as of November 7, 2008, we increased our authorized shares to 400,000,000 which will provide sufficient shares to cover the potential conversion of the options and the convertible promissory notes.

For the year ended September 30, 2008 and 2007 and for the period from October 11, 2005 (Date of Inception) to September 30, 2008, we incurred net losses of $6,658,536, $346,243 and $7,695,448, respectively. As of September 30, 2008 and 2007, we have a deficit accumulated during the development stage of $7,695,448 and $1,036,912, respectively.

The report of our independent registered public accounting firm for the fiscal year ended September 30, 2008 states that due to our net operating cash flow deficits and the deficit accumulated during the development stage,  there is a substantial doubt about our ability to continue as a going concern.

Capital Resources

We have financed our operations primarily through proceeds from the issuance of common stock.  From January to June 2008, we received approximately $750,000 in equity financing. In July 2008, we also received proceeds of $1,575,000 from a private placement financing transaction.  We believe that our current cash, anticipated cash flow from operations, and net proceeds from the private placement financing will be sufficient to meet our anticipated cash needs, including our cash needs for working capital and capital expenditures for only the next month.  We will need to raise additional capital in order to remain operational beyond this point.  We believe we will raise an additional $2,100,000 by the Investors exercising the warrants they were issued in the private placement financing transaction referenced above; however, the Investors are under no obligation to exercise their warrants and there can be no assurances that they will exercise their warrants.  We also believe we will receive an additional $10,000,000 from the Distribution Agreement we entered into with Dollardex, however, this funding is contingent on our meeting certain milestones and there can be no assurances that we will meet those milestones.  If we receive these funds, we believe we will have sufficient capital to meet our needs for the foreseeable future.  If these funds do not materialize, we will need to seek additional financing elsewhere.  In addition, we may require additional cash due to changes in business conditions or other future developments, including any investments or acquisitions we may decide to pursue. To the extent it becomes necessary to raise additional cash in the future, we may seek to raise it through the sale of debt or equity securities, funding from joint-venture or strategic partners, debt financing or loans, issuance of common stock or a combination of the foregoing. We currently do not have any binding commitments for, or readily available sources of, additional financing. We cannot provide any assurances that we will be able to secure the additional cash or working capital we may require to continue our operations, either now or in the future.

  Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our financial position, results of operations, and cash flows.

The following table summarizes our contractual obligations as of September 30, 2008, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

		Less than
Contractual Obligation	Total	1 year	1-3 years
Note payable	$262,356	$-	$262,356
Stockholder notes	60,000	40,000	20,000
Operating lease	97,140	69,156	27,984
Total Contractual Obligations	$419,496	$109,156	$310,340

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008 and this assessment identified the following material weaknesses in the company’s internal control over financial reporting:

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the year ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our international control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Previous Executive Officers and Directors

Prior to the reverse take-over transaction that closed on July 24, 2008, John P. Thornton was the Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer and sole Director of the Company.

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

Current Executive Officers and Directors

Our current directors and executive officers, their ages, their respective offices and positions, and their respective dates of election or appointment are as follows:

Name	Age	Position	Date of Appointment
Daniel R. Ash	47	President, Chief Executive Officer, Chief Operating Officer, Secretary and Director	July 24, 2008
Tareq Risheq	44	Chief Strategy Officer and Director (1)	July 24, 2008
Kevin Pickard	44	Chief Financial Officer and Treasurer	July 24, 2008
Robert J. Legendre	51	Executive Chairman of the Board	July 24, 2008
Norman W. Collins	69	Director	July 24, 2008

(1)	Tareq Risheq resigned as Chief Strategy Officer on December 12, 2008. Mr. Risheq remains a director of the Company.

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

Tareq Risheq – Chief Strategy Officer and Director

Tareq Risheq currently serves as Director and Chief Strategy Officer.  He has over 20 years experience in the Consumer Electronics and Information Technology industries.  Mr. Risheq founded Simpliciti Corporation, where, from 2002 to 2004, he took a PDA product from concept to volume manufacturing and nationwide distribution to major retailers.  Simpliciti was featured in the Wall Street Journal as well as most of the other national media outlets. Mr. Risheq also established a direct sales organization in Saudi Arabia and grew that firm to $30M in revenues within three years.  He holds a Bachelor of Science degree in Business/Management from Bradley University.  Mr. Risheq resigned as Chief Strategy Officer on December 12, 2008.  Mr. Risheq remains a director.

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

Robert J. Legendre – Executive Chairman of the Board

Robert J. Legendre brings 25 years of global experience in all aspects of operations management including supply chain management, global operations, captive and contracted offshore manufacturing, NPI management, research & development, engineering development, and sales & marketing. Mr. Legendre held several senior level positions including Sr. Vice President of Global Operations and President of Asia & America’s Strategic Business Unit for Powerwave Technologies. He has also held senior management positions in operations and supply chain with Infocus Corporation, Pemstar Corporation and Western Digital, where he managed operations and supply chain in many global locations including Puerto Rico, Singapore and Malaysia. Mr. Legendre has a Bachelor of Science degree in Business from LaSalle University.

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

•     Engaging in any type of business practice; or

·     Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

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

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of the copies of such forms furnished to the Company, or written representations that no reports were required, we believe that for the fiscal year ended September 30, 2008, beneficial owners complied with Section 16(a) filing requirements applicable to them.

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

Board Committees; Director Independence

In November 2008, our board of directors appointed Robert J. Legendre and Norman W. Collins to serve as members of our audit committee, although neither qualifies as an “audit committee financial expert.”  Our board of directors has yet to appoint a compensation committee.  The functions ordinarily handled by a compensation committee are currently handled by our entire board of directors. Our board of directors intends, however, to review our governance structure and institute board committees as necessary and advisable in the future to facilitate the management of our business.

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

The following summary compensation table reflects all compensation for fiscal years 2007 and 2008 received by CelLynx’s principal executive officer and two most highly compensated executive officers whose salary exceeded $100,000.

Summary Compensation Table – CelLynx

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ( $)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Comp -ensation ( $)	Total ($)
Daniel R. Ash, President, Chief Executive Officer, Chief Operating Officer Secretary and Director	2008	170,000	--	--		217,671	(2)	--	--	--	387,671
	2007	30,000	--	63,333	(1)	--		--	--	--	93,333

Tareq Risheq, Chief Strategy Officer and Director (3)	2008	108,000	--	--		159,330	(2)	--	--	--	267,330
	2007	30,000	--	63,333	(1)	--		--	--	--	93,333

(1)	The value of the stock award was determined based on the fair market value of the services performed.

(2)
The Company used the Black-Scholes option-pricing model to value the options.  The assumptions used in calculating the fair value of options granted are as follows:

Expected life (years):      2.5 – 3.5
Risk-free interest rate:     2.37% -- 4.05%
Expected volatility:         100%
Expected dividend yield: 0%

(3)	Mr. Risheq resigned as Chief Strategy Officer on December 12, 2008.

Outstanding Equity Awards

The following table sets forth certain information concerning stock and granted to our named executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS						STOCK AWARDS
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Daniel R. Ash (1)	—	4,587,979	—	$0.0787	10/01/2012
Daniel R. Ash (2)	349,426	—	—	$0.0787	04/21/2013
Daniel R. Ash (1)	—	8,475,233	—	$0.0787	05/20/2013
Tareq Risheq (1)	—	4,587,979	—	$0.0787	10/01/2012
Tareq Risheq (2)	349,426	—	—	$0.0787	04/21/2013
Tareq Risheq (1)	—	4,708,484	—	$0.0787	05/20/2013

_______________________
(1)	Option vests 33.3% after one year, with the remaining 66.7% to vest evenly over the remaining months.

(2)	Option fully vested after 90 days of the grant date of April 21, 2008.

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

The Board of Directors of CelLynx-California amended this compensation package on May 20, 2008 to provide for an annual salary of $170,000 for Mr. Ash and $108,000 for Mr. Risheq.  Mr. Risheq resigned as Chief Strategy Officer on December 12, 2008 and is no longer entitled to this compensation.

On July 22, 2008, CelLynx-California entered into a consulting agreement (the “Consulting Agreement”) with Kevin Pickard whereby Mr. Pickard agreed to serve as the Company’s interim Chief Financial Officer for a period beginning on the date of the Consulting Agreement and ending on the earlier of (i) the date that the Company retains a permanent Chief Financial Officer, (ii) the 90th day after the closing of the reverse take-over transaction contemplated by the Exchange Agreement, or (iii) the date which the Company notifies Mr. Pickard that he has been terminated in writing, and which notification may occur at any time for any reason.  As an inducement to enter into the Consulting Agreement, CelLynx-California granted Mr. Pickard 100,000 shares of CelLynx-California common stock and $5,000 in cash.  The CelLynx-California common stock were converted into 62,896 shares of the Company's common stock and 62,897 shares of the Company's Series A Preferred Stock upon the closing of the reverse take-over transaction.  The Series A Preferred Stock automatically converted into 62,897 shares of the Company’s common stock upon the filing of a Certificate of Amendment to the Company’s Articles of Incorporation increasing the number of authorized common stock from 100,000,000 to 400,000,000 on November 7, 2008.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

Set forth in the table below is information regarding awards made through compensation plans or arrangements through September 30, 2008, the most recently completed fiscal year.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	--	$--	--
Equity compensation plans not approved by security holders	53,901,899	$$0.073	21,098,101
Total	53,901,899		21,098,101

Security Ownership of Certain Beneficial Owners and Management

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name. Unless otherwise indicated, the address of each beneficial owner listed below is 25910 Acero, Suite 370, Mission Viejo, California 92691.  The percentage of class beneficially owned set forth below is based on 126,068,846 shares outstanding as of December 19, 2008.

Name and Position	Number of Shares of Common Stock Beneficially Owned (1)	Percent of Shares of Common Stock Beneficially Owned (2)
Daniel R. Ash, President, Chief Executive Officer, Chief Operating Officer, Secretary and Director (3)	32,864,326	25.2%
Tareq Risheq, Chief Strategy Officer and Director (4)	32,864,326	25.2%
Kevin Pickard, Chief Financial Officer and Treasurer	382,970	*
Robert J. Legendre, Chairman of the Board	--	*
Norman W. Collins, Director	490,793	*
All Executive Officers and Directors as a Group (5 persons)	66,602,415	49.3%

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

(2)	Percentage based upon 126,068,846 issued and outstanding shares of the Company’s capital stock.

(3)
Includes 28,345,452 shares of common stock, options to purchase 1,877,223 shares of common stock at an exercise price of $0.0787 per share, a $20,000 note convertible into 2,515,858 shares of common stock at a conversion price of $0.0079 per share and a $10,000 note convertible into 125,793 shares of common stock at a conversion price of $0.0795 per share.

(4)
Includes 28,345,452 shares of common stock, options to purchase 1,877,223 shares of common stock at an exercise price of $0.0787 per share, a $20,000 note convertible into 2,515,858 shares of common stock at a conversion price of $0.0079 per share and a $10,000 note convertible into 125,793 shares of common stock at a conversion price of $0.0795 per share.  Mr. Risheq resigned as Chief Strategy Officer on December 12, 2008 but remains a director of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Share Exchange Agreement

On July 24, 2008, in a reverse take-over transaction, we acquired a cellular amplifier business based in California by executing the Exchange Agreement by and among the Company, CelLynx-California, and the CelLynx Owners.

Under the Exchange Agreement, on the Closing Date, we acquired all of the issued and outstanding shares of CelLynx-California through the issuance of 32,454,922 restricted shares of our common stock and 45,516,034 restricted shares of our Series A Preferred Stock to the CelLynx Owners. Immediately prior to the exchange transaction, we had 37,597,890 shares of common stock issued and outstanding and no shares of Series A Preferred Stock issued and outstanding. Immediately after the issuance of the shares to the CelLynx Owners, we had 80,552,812 shares of common stock issued and outstanding (including the shares issued in the Financing) and 45,516,034 shares of Series A Preferred Stock issued and outstanding. The Series A Preferred Stock automatically converted into common stock upon the filing of a Certificate of Amendment to our Articles of Incorporation increasing the number of authorized common stock from 100,000,000 to 400,000,000.  As a result of this exchange transaction, the CelLynx Owners became our controlling shareholders and CelLynx-California became our wholly owned subsidiary. In connection with CelLynx-California becoming our wholly owned subsidiary, we acquired the business and operations of CelLynx-California, which has become our principal business.

Related Party Transactions of CelLynx

On October 1, 2007, CelLynx-California granted to Robert J. Legendre, the Company’s current Executive Chairman of the Board, options to purchase 9,725,991 shares of CelLynx-California’s common stock at an exercise price of $0.09 per share in exchange for executive management services rendered as a consultant.  Upon the closing of the Exchange Agreement, this option was exchanged for an option to purchase 12,234,608 shares of the Company’s common stock at an exercise price of $0.0715 per share.

On March 27, 2007, CelLynx-California entered into a two-year convertible promissory note with Daniel R. Ash, the Company’s current Chief Executive Officer and a director, and Tareq Risheq, currently a director of the Company, in the amount of $20,000 each in exchange for cash leant to CelLynx-California.  The unpaid principal balance accrues interest at a rate of 4% per annum, computed on the basis of the actual number of days elapsed and a year of 365 days.  The note and accrued interest is convertible into CelLynx-California common stock at a conversion rate of $0.01 per share.  Upon the closing of the Exchange Agreement, these notes were exchanged for notes of the Company at a conversion rate $0.0079 per share.

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

Other than the transactions described above, there were no transactions or proposed transactions since the beginning of CelLynx’s last fiscal year in which CelLynx was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of CelLynx’s total assets at year-end for the last three completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

Director Independence

One of our directors – Norman W. Collins – is an independent director as that term is defined under NASDAQ Rules and Regulations.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the two most recently completed fiscal years ended September 30, 2008 and 2007 for professional services rendered by the principal accountant for the audit of the Corporation’s annual financial statements and review of the financial statements included our quarterly reports and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended September 30, 2008	Year Ended September 30, 2007
Audit Fees	$35,000	$60,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$35,000	$60,000

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

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

A list of the financial statements of the Company filed as part of this Report can be found in the Index to Financial Statements on page F-1.

Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Share Exchange Agreement by and among the Company, CelLynx-California and the CelLynx Owners dated January 3, 2008 (1)

2.2	Amendment Agreement to Share Exchange Agreement between the Company and CelLynx-California dated May 20, 2008 (2)

2.3	Waiver of Conditions Precedent *

3.1	Articles of Incorporation of CelLynx Group, Inc. (3)

3.2	Articles of Merger of CelLynx Group, Inc. (4)

3.3	Bylaws of CelLynx Group, Inc. (4)

3.4	Certificate of Designation of CelLynx Group, Inc. (5)

3.5	Articles of Merger of CelLynx Group, Inc. (8)

3.6	Certificate of Amendment to Articles of Incorporation of CelLynx Group, Inc. (9)

10.1	Form of Subscription Agreement dated July 23, 2008 (6)

10.2	Form of Warrant dated July 23, 2008 (6)

10.3	Master Global Marketing and Distribution Agreement between CelLynx and Dollardex Group Corp. dated July 22, 2008 (7)

10.4	Palomar Ventures III, LP Amended and Restated Subordinated Convertible Promissory Note dated November 10, 2007 (7)

10.5	Lease Agreement between CelLynx-California and CSS Properties, LLC dated February 21, 2008 (7)

10.6	CelLynx-California 2007 Stock Incentive Plan (7)

10.7	Amendment No. 1 to CelLynx-California 2007 Stock Incentive Plan (7)

10.8	Form of Lock-Up Agreement dated July 22, 2008 (7)

10.9	Norman W. Collins Offer Letter dated July 15, 2008 (7)

10.10	Kevin Pickard Consulting Agreement dated July 22, 2008 (7)

10.11	Convertible Promissory Note between CelLynx-California and Daniel Ash dated March 27, 2007 (7)

10.12	Convertible Promissory Note between CelLynx-California and Tareq Risheq dated March 27, 2007 (7)

10.13	Convertible Promissory Note between CelLynx-California and Daniel Ash dated October 25, 2007 (7)

10.14	Convertible Promissory Note between CelLynx-California and Tareq Risheq dated October 25, 2007 (7)

10.15	Incentive Stock Option Agreement between CelLynx-California and Daniel Ash dated October 1, 2007 (7)

10.16	Incentive Stock Option Agreement between CelLynx-California and Tareq Risheq dated October 1, 2007 (7)

10.17	Incentive Stock Option Agreement between CelLynx-California and Robert Legendre dated October 1, 2007 (7)

10.18	Non-Qualified Stock Option Agreement between CelLynx-California and Daniel Ash dated October 1, 2007 (7)

10.19	Non-Qualified Option Agreement between CelLynx-California and Tareq Risheq dated October 1, 2007 (7)

10.20	Non-Qualified Stock Option Agreement between CelLynx-California and Robert Legendre dated October 1, 2007 (7)

10.21	Non-Qualified Stock Option Agreement between CelLynx-California and Daniel Ash dated April 21, 2008 (7)

10.22	Non-Qualified Option Agreement between CelLynx-California and Tareq Risheq dated April 21, 2008 (7)

10.23	Non-Qualified Stock Option Agreement between CelLynx-California and Daniel Ash dated May 20, 2008 (7)

10.24	Non-Qualified Option Agreement between CelLynx-California and Tareq Risheq dated May 20, 2008 (7)

10.25	Non-Qualified Option Agreement between CelLynx-California and Norman Collins dated July 20, 2008 (7)

10.26	Stock Purchase Agreement between CelLynx-California and Norman Collins dated February 12, 2008 (7)

10.27	Lease Agreement between CelLynx and Dolphinshire, L.P. dated August 26, 2008 *

17.1	Letter of Resignation from John P. Thornton to the Board of Directors (7)

21.1	List of Subsidiaries (7)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *
__________________
* Filed Herewith.

(1)	Filed on January 9, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(2)	Filed on May 27, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(3)	Filed as an exhibit to our Registration Statement on Form 10SB originally filed on August 26, 1999, as amended, an incorporated herein by reference.
(4)	Filed as an exhibit to our Quarterly Report on Form 10-QSB for the fiscal period ended September 30, 2003, and incorporated herein by reference.
(5)	Filed on July 15, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(6)	Filed on July 23, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(7)	Filed on July 30, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(8)	Filed on August 8, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(9)	Filed on November 21, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

INDEX TO FINANCIAL STATEMENTS

PAGE
FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of September 30, 2008 and September 30, 2007	F-3

Statements of Operations and Comprehensive Loss for the years ended September 30, 2008, 2007 and the period from inception (October 11, 2005) through September 30, 2008	F-4

Statements of Cash Flows for the years ended September 30, 2008, 2007 and the period from inception (October 11, 2005) through September 30, 2008	F-5

Statements of Stockholders' Equity (Deficit) for the years ended September 30, 2008, 2007 and the period from inception (October 11, 2005) through September 30, 2008	F-6

Notes to financial statements	F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
CelLynx Group, Inc.
Mission Viejo, California

We have audited the accompanying consolidated balance sheets of CelLynx Group, Inc. (formerly Norpac Technologies, Inc.) (a development stage company) as of September 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from October 11, 2005 (date of inception) to September 30, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion.An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CelLynx Group, Inc. (a development stage company) as of September 30, 2008 and 2007, and the results of operations and cash flows for the years then ended and for the period from October 11, 2005 (date of inception) to September 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has net operating cash flow deficits and a deficit accumulated during the development stage.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore Stephens Wurth Frazer and Torbet, LLP
Walnut, California
December 19, 2008

CELLYNX GROUP, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2008 AND 2007

	September 30,	September 30,
	2008	2007

ASSETS

CURRENT ASSETS:
Cash	$599,024	$2,371
Other current assets	6,862	-
Total current assets	605,886	2,371

EQUIPMENT, net	9,658	755
INTANGIBLE ASSETS, net	70,776	28,406
OTHER ASSETS	11,526	-
TOTAL ASSETS	$697,846	$31,532

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accrued liabilities	206,298	37,569
Note payable	-	250,000
Accrued interest	12,507	12,192
Share-based compensation liability	2,714,724	-
Accrued beneficial conversion liability	2,358,439	-
Accrued warrant liability	603,993	-
Convertible stockholder notes, net of debt discount of $28,943 and $0	11,057	-
Total current liabilities	5,907,018	299,761

LONG TERM LIABILITIES
Stockholder notes	-	52,400
Convertible promissory note, net of debt discount of $241,067 and $0	21,289	-
Convertible stockholder notes, net of debt discount of $17,031 and $0	2,969	-
Total liabilities	5,931,276	352,161

STOCKHOLDERS' DEFICIT:
Series A Preferred Stock, $0.001 par value;100,000,000 shares authorized:
45,516,034 and 41,107,396 shares issued and outstanding	45,516	41,107
Common stock, $0.001 par value, 100,000,000 authorized; 80,552,812 and
27,153,988 shares issued and outstanding	80,553	27,154
Additional paid in capital	2,335,949	648,022
Deficit accumulated during the development stage	(7,695,448)	(1,036,912)
Total stockholders' deficit	(5,233,430)	(320,629)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$697,846	$31,532

The accompanying notes are an integral part of these consolidated financial statements

CELLYNX GROUP, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007 AND THE PERIOD
FROM OCTOBER 11, 2005 (DATE OF INCEPTION) TO SEPTEMBER 30, 2008

			For the period from
			October 11, 2005
	Year Ended	Year Ended	(date of inception)
	September 30, 2008	September 30, 2007	to September 30, 2008

Net Revenue	$-	$-	$-

Cost of Revenue	-	-	-

Gross profit	-	-	-

Operating expenses
Research and development	308,906	81,218	599,825
General and administrative	4,397,131	254,650	5,133,026
Total operating expenses	4,706,037	335,868	5,732,851

Loss from operations	(4,706,037)	(335,868)	(5,732,851)

Non-operating income (expense):
Interest income	4,198	173	6,292
Interest and financing costs	(932,393)	(10,548)	(944,585)
Change in fair value of accrued beneficial conversion feature	(1,151,992)	-	(1,151,992)
Change in fair value of accrued warrant liability	127,688	-	127,688
Total non-operating (expense) income	(1,952,499)	(10,375)	(1,962,597)
Loss before provision for income taxes	(6,658,536)	(346,243)	(7,695,448)

Provision for income taxes	-	-	-

Net loss	$(6,658,536)	$(346,243)	$(7,695,448)

Weighted average shares outstanding :
Basic	40,407,479	23,823,351	27,445,697
Diluted	40,407,479	23,823,351	27,445,697

Earnings per share:
Basic	$(0.16)	$(0.01)	$(0.28)
Diluted	$(0.16)	$(0.01)	$(0.28)

The accompanying notes are an integral part of these consolidated financial statements

CELLYNX GROUP, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR PERIOD FROM OCTOBER 11, 2005 (DATE OF INCEPTION) TO SEPTEMBER 30, 2008

						Deficit
						Accumulated
						During	Total
	Preferred Stock		Common Stock		Additional Paid	Development	Stockholders'
	Shares	Amount	Shares	Amount	in Capital	Stage	Deficit

Balance, October 11, 2005 (Date of Inception)	-	$-	-	$-	$-	$-	$-

Shares issued for cash	28,120,280	28,120	18,800,734	18,801	215,043	-	261,964
Shares issued for services	2,222,540	2,223	1,523,576	1,523	294,054	-	297,800
Options issues to employees and non employees	-	-	-	-	16,652	-	16,652
Net loss	-	-	-	-	-	(690,669)	(690,669)
Balance, September 30, 2006	30,342,820	$30,343	20,324,310	20,324	525,749	(690,669)	(114,253)

Shares issued for services	10,764,576	10,764	6,829,678	6,830	122,273	-	139,867
Net loss	-	-	-	-	-	(346,243)	(346,243)
Balance, September 30, 2007	41,107,396	$41,107	27,153,988	27,154	648,022	(1,036,912)	(320,629)

Shares issued for cash	-	-	938,897	939	745,345	-	746,284
Shares issued for services	4,408,638	4,409	4,362,037	4,362	563,231	-	572,002
Fair value of stock options reclassified to share-based compensation liability	-	-	-	-	(89,618)	-	(89,618)
Shares issued in merger with Norpac Technologies, Inc.	-	-	48,097,890	48,098	1,200,650		1,248,748
Fair value of warrants transferred to liability	-	-	-	-	(731,681)	-	(731,681)
Net loss	-	-	-	-	-	(6,658,536)	(6,658,536)
Balance, September 30, 2008	45,516,034	$45,516	80,552,812	$80,553	$2,335,949	$(7,695,448)	$(5,233,430)

Effective July 24, 2008, the Company effected a 1.2579 for 1 forward stock split of the authorized, issued and outstanding common stock, without a change to the par value. All share amounts have been retroactively adjusted for all periods presented

Effective July 24, 2008, the Company issued Series A Preferred Stock on a pro rata basis to the shareholders of CelLynx, Inc. All share amounts have been retroactively adjusted for all periods presented

The accompanying notes are an integral part of these consolidated financial statements

CELLYNX GROUP, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007 AND THE PERIOD
FROM OCTOBER 11, 2005 (DATE OF INCEPTION) TO SEPTEMBER 30, 2008

			For the period
			from October 11, 2005
	Year Ended	Year Ended	(date of inception)
	September 30, 2008	September 30, 2007	to September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,658,536)	$(346,243)	$(7,695,448)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	2,278	504	3,097
Stock issued for services	572,002	139,867	1,009,669
Stock compensation expense for options issued to employees	2,625,106	-	2,641,758
Change in fair value of accrued beneficial conversion feature	1,151,992	-	1,151,992
Change in fair value of accrued warrant liability	(127,688)	-	(127,688)
Non cash financing costs	833,321	-	833,321
Amortization of debt discount	86,085	-	86,085
Changes in operating assets and liabilities:
Change in other assets	(18,388)	-	(18,388)
Change in accrued liabilities	167,363	6,832	204,932
Change in accrued interest	12,671	10,548	24,863
Net cash used in operating activities	(1,353,794)	(188,492)	(1,885,807)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(10,572)	-	(12,146)
Increase in intangible assets	(42,979)	(13,704)	(71,385)
Net cash acquired in merger with Norpac Technologies, Inc.	1,250,114	-	1,250,114
Net cash provided by (used in) investing activities	1,196,563	(13,704)	1,166,583

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	-	250,000
Proceeds from issuance of common stock	746,284	-	1,008,248
Proceeds from stockholders note payable	7,600	52,400	60,000
Net cash provided by financing activities	753,884	52,400	1,318,248

NET (DECREASE) INCREASE IN CASH	596,653	(149,796)	599,024

CASH, BEGINNING OF PERIOD	2,371	152,167	-

CASH, END OF PERIOD	$599,024	$2,371	$599,024

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING:
Increase in convertible promissory note for interest payable	$12,356	$-	$12,356

The accompanying notes are an integral part of these consolidated financial statements

CelLynx Group, Inc.
(A Development Stage Company)
Notes To Financial Statements
For the Years Ended September 30, 2008 and 2007 and
the Period From October 11, 2005 (Date of Inception) to September 30, 2008

Note 1 - Organization and Basis of Presentation

Organization and Line of Business

CelLynx Group, Inc. formerly known as NorPac Technologies, Inc. (hereinafter referred to as “CelLynx” or the “Company”) was originally incorporated under the laws of the State of Minnesota on April 1, 1998.

On July 23, 2008, prior to the closing of the Share Exchange Agreement (described below), the Company entered into a Regulation S Subscription Agreement pursuant to which the Company issued 10,500,000 shares of its common stock and warrants to purchase 10,500,000 shares of common stock at an exercise price of $0.20 per share to non-U.S. persons for an aggregate purchase price of $1,575,000.

On July 24, 2008, the Company entered into a Share Exchange Agreement, as amended, with CelLynx, Inc. a California corporation ("CelLynx-California") and twenty-three (23) CelLynx-California shareholders who, immediately prior to the closing of the transaction collectively held 100% of CelLynx-California’s issued and outstanding shares of capital stock.  As a result, the CelLynx-California shareholders were to receive 77,970,956 shares of the Company’s common stock in exchange for 100% or 61,983,580 shares of capital stock of CelLynx-California’s common stock.   However, the Company had only 41,402,110 authorized, unissued and unreserved shares of common stock available, after taking into account the shares of common stock issued in the July 23, 2008 financing described above.  Pursuant to the Share Exchange Agreement, in the event that there were an insufficient number of authorized but unissued and unreserved common stock to complete the transaction, the Company was to issue all of the available authorized but unissued and unreserved common stock to the CelLynx-California shareholders in a pro rata manner and then establish a class of Series A Convertible Preferred Stock (“Series A Preferred Stock”) and issue that number of shares of Series A Preferred Stock such that the common stock underlying the Series A Preferred Stock plus the common stock actually issued to the CelLynx-California shareholders would equal the total number of shares of common stock due to the CelLynx-California shareholders under the Share Exchange Agreement.  As a result, the Company issued to the CelLynx-California shareholders an aggregate of 32,454,922 shares of common stock and 45,516,034 shares of Series A Preferred Stock.  The Series A Preferred Stock automatically converts into common stock on a one-to-one ratio upon the authorized capital stock of the Company being increased to include not less than 150,000,000 shares of common stock.

The exchange of shares with CelLynx-California was accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of CelLynx-California obtained control of the Company. On August 5, 2008, NorPac Technologies, Inc. changed its name to CelLynx Group, Inc.  Accordingly, the merger of CelLynx-California into the Company was recorded as a recapitalization of CelLynx-California, with CelLynx-California being treated as the continuing entity. The historical financial statements presented are the financial statements of CelLynx-California. The Share Exchange Agreement has been treated as a recapitalization and not as a business combination; therefore, no pro forma information is disclosed. At the date of this transaction, the net assets of the legal acquirer (CelLynx Group, Inc. formerly NorPac Technologies, Inc.) were $1,248,748.

CelLynx Group, Inc.
(A Development Stage Company)
Notes To Financial Statements
For the Years Ended September 30, 2008 and 2007 and
the Period From October 11, 2005 (Date of Inception) to September 30, 2008

As a result of the reverse merger transactions described above the historical financial statements presented are those of CelLynx-California, the operating entities.  The CelLynx-California shareholder received 1.2579292 shares of stock in the Company for each shares of CelLynx-California capital stock.  The consolidated statement of stockholders’ deficit and all shares and per share information have been retroactively restated for all periods presented to reflect the reverse merger transaction as took place on October 11, 2005.

On October 27, 2008, the Board of Directors approved a change of the Company’s fiscal year end from June 30 year end to September 30 to agree with the fiscal year of CelLynx-California.  The fiscal year end change would be effective for the year ending September 30, 2008.

The Company develops and manufactures a cell phone signal amplifier. As of September 30, 2008, the Company has not commenced planned operations.

Development Stage Company and Going Concern

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises". The Company is in the development stage since planned principal activities have not commenced and the Company has not generated any revenue. In a development stage company, management devotes most of its activities to developing a market for its products and services. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity and debt financing to continue operations and to generate sustainable revenue. There is no guarantee that the Company will be able to raise adequate equity or debt financing or generate profitable operations. For the year ended September 30, 2008 and 2007 and for the period from October 11, 2005 (Date of Inception) to September 30, 2008, the Company incurred net losses of $6,658,536, $346,243 and $7,695,448, respectively. As of September 30, 2008 and 2007, the Company has a deficit accumulated during the development stage of $7,695,448 and $1,036,912, respectively. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management intends to raise additional funds through equity or debt financing.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  The accompanying consolidated financial statements include the accounts of CelLynx Group, Inc. and its 100% owned subsidiary, CelLynx, Inc.  All intercompany accounts and transactions have been eliminated within the consolidation.

CelLynx Group, Inc.
(A Development Stage Company)
Notes To Financial Statements
For the Years Ended September 30, 2008 and 2007 and
the Period From October 11, 2005 (Date of Inception) to September 30, 2008

Note 2 - Summary of Significant Accounting Policies

Concentration of credit risk

Cash includes cash on hand in accounts maintained in the United States. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the Unites States. As of September 30, 2008 and 2007, the Company had deposits in excess of federally insured limits totaling $399,204 and $55,938, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Equipment

Equipment is stated at historical cost and is depreciated using the straight-line method over their estimated useful lives.  The useful life and depreciation method are reviewed periodically to ensure that the depreciation method and period are consistent with the anticipated pattern of future economic benefits. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains and losses on disposals are included in the results of operations. The useful life of the equipment is being depreciated over three years.

Impairment or Disposal of Long-lived Assets

The Company applies the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.  Based on its review, the Company believes that as of September 30, 2008 and 2007, there were no significant impairments of its long-lived assets.

Revenue Recognition

The Company's financial statements are prepared under the accrual method of accounting.  Revenues will be recognized in the period the products are shipped.

CelLynx Group, Inc.
(A Development Stage Company)
Notes To Financial Statements
For the Years Ended September 30, 2008 and 2007 and
the Period From October 11, 2005 (Date of Inception) to September 30, 2008

Accrued Warrant Liability and Accrued Beneficial Conversion Feature

Pursuant to Emerging Issues Task Force (“EITF”) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the Company has recorded the fair value of all outstanding options, warrants, and beneficial conversion features as accrued liabilities since the Company may not have enough authorized shares to satisfy the exercise of its outstanding, options, warrants, and the conversion of the convertible promissory notes.

Fair Value of Financial Instruments

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follows:

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

The Company analyzes all financial instruments with features of both liabilities and equity under SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

The Company’s share-based compensation liability is carried at fair value totaling $2,714,724, as of September 30, 2008. The Company used Level 2 inputs for its valuation methodology for the share-based compensation liability, and the fair values is determined by using the Black Scholes option pricing model based on various assumptions.

The Company recognized compensation expense of $2,625,106 for the year ended September 30, 2008.

The Company’s accrued beneficial conversion liability is carried at fair value totaling $2,358,439, as of September 30, 2008. The Company used Level 2 inputs for its valuation methodology for the accrued beneficial conversion liability, and the fair values is determined by using the Black Scholes option pricing model based on various assumptions.

CelLynx Group, Inc.
(A Development Stage Company)
Notes To Financial Statements
For the Years Ended September 30, 2008 and 2007 and
the Period From October 11, 2005 (Date of Inception) to September 30, 2008

The Company recognized a $1,151,992 loss on the change in the accrued beneficial conversion liability for the year ended September 30, 2008.

The Company’s accrued warrant liability is carried at fair value totaling $603,993, as of September 30, 2008. The Company used Level 2 inputs for its valuation methodology for the accrued warrant liability, and the fair values is determined by using the Black Scholes option pricing model based on various assumptions.

The Company recognized a $127,688 gain on the change in the accrued warrant liability for the year ended September 30, 2008.

The following table summarizes the fair value of the Company’s financial instruments at September 30, 2008:

	Fair Value As of September 30, 2008	Fair Value Measurements at September 30, 2008 Using Fair Value Hierarchy
Liabilities		Level 1	Level 2	Level 3
Share-based compensation liability	$2,714,724		$2,714,724
Accrued beneficial conversion liability	$2,358,439		$2,358,439
Accrued warrant liability	$603,993		$603,993

The Company did not identify any other assets and liabilities that are required to be presented on the balance sheet at fair value in accordance with SFAS No. 157.

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

Income Taxes

Income taxes are provided based upon the liability method of accounting in accordance with SFAS No. 109, “Accounting for Income Taxes”.  Deferred income taxes are recognized for the tax effect of temporary differences between the basis of assets and liabilities for financial statement and income tax purposes.  Pursuant to SFAS No. 109 the Company is required to compute deferred income tax assets for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

CelLynx Group, Inc.
(A Development Stage Company)
Notes To Financial Statements
For the Years Ended September 30, 2008 and 2007 and
the Period From October 11, 2005 (Date of Inception) to September 30, 2008

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes”, during 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company’s financial statements.

Net Loss Per Share

The Company reports loss per share in accordance with the provision of SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires presentation of basic and diluted losses per share in conjunction with the disclosure of the methodology used in computing such losses per share. Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period, plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding stock options and warrants during the period. As of September 30, 2008 and 2007, the following potential dilutive shares were excluded from diluted loss per share for all periods presented because of their anti-dilutive effect.

	September 30, 2008	September 30, 2007
Options	$53,901,861	$1,415,170
Warrants	10,500,000	-
Convertible promissory note	6,340,029	-
Convertible shareholder notes	5,630,424	-
Total	$76,372,314	$1,415,170

Stock-Based Compensation

The Company accounts for its stock-based compensation for employees in accordance with SFAS No. 123R, "Share-Based Payment, an Amendment of Financial Accounting Standards Board (“FASB”) Statement No. 123." The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

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

CelLynx Group, Inc.
(A Development Stage Company)
Notes To Financial Statements
For the Years Ended September 30, 2008 and 2007 and
the Period From October 11, 2005 (Date of Inception) to September 30, 2008

Capitalized cost for pending patents are amortized on a straight-line basis over the remaining twenty year legal life of each patent after the costs have been incurred. Once each patent or trademark is issued, capitalized costs are amortized on a straight-line basis over a period not to exceed 20 years and 10 years, respectively.

Reclassification

Certain reclassifications have been made to the 2007 financial statements to conform to the 2008 financial statement presentation. These reclassifications had no effect on net loss or cash flows as previously reported.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. The Company does not expect the adoption of EITF 07-3 to have a significant impact on its results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” SFAS No. 141 (Revised 2007) changes how a reporting enterprise accounts for the acquisition of a business. SFAS No. 141 (Revised 2007) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. SFAS No. 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

CelLynx Group, Inc.
(A Development Stage Company)
Notes To Financial Statements
For the Years Ended September 30, 2008 and 2007 and
the Period From October 11, 2005 (Date of Inception) to September 30, 2008

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161”), which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has not determined the effect of the application of SFAS 161 on its consolidated financial statements.

In April 2008, the FASB issued FSP SFAS 142-3 “Determination of the useful life of Intangible Assets,” which amends the factors a company should consider when developing renewal assumptions used to determine the useful life of an intangible asset. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. SFAS 142 requires companies to consider whether renewal can be completed without substantial cost or material modification of the existing terms and conditions associated with the asset. FSP SFAS 142-3 replaces the previous useful life criteria with a new requirement—that an entity consider its own historical experience in renewing similar arrangements. If historical experience does not exist, then the Company would consider market participant assumptions regarding renewal including 1) highest and best use of the asset by a market participant, and 2) adjustments for other entity-specific factors included in SFAS 142. The Company is currently evaluating the impact that adopting FSP SFAS No.142-3 will have on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This Statement has no impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.”  The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement will not have and impact on the Company’s financial statements.

CelLynx Group, Inc.
(A Development Stage Company)
Notes To Financial Statements
For the Years Ended September 30, 2008 and 2007 and
the Period From October 11, 2005 (Date of Inception) to September 30, 2008

In June 2008, the FASB issued EITF No. 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. The Company believes adopting this statement will have a material impact on the consolidated financial statements because among other things, any option or warrant previously issued and all new issuances denominated in US dollars will be required to be carried as a liability and marked to market each reporting period.

In June 2008, FASB issued EITF Issue No. 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5 (“EITF No. 08-4”).” The objective of EITF No.08-4 is to provide transition guidance for conforming changes made to EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” that result from EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. Management is currently evaluating the impact of adoption of EITF No. 08-4 on the accounting for the convertible notes and related warrants transactions.

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on the financial position or results for the year ending September 30, 2008.

Note 3 - Equipment

Equipment consisted of the following at September 30, 2008 and 2007:

CelLynx Group, Inc.
(A Development Stage Company)
Notes To Financial Statements
For the Years Ended September 30, 2008 and 2007 and
the Period From October 11, 2005 (Date of Inception) to September 30, 2008

	September 30,	September 30,
	2008	2007
Office furniture & equipment	$4,211	$-
Computer equipment	7,935	1,574
	12,146	1,574
Accumulated depreciation	(2,488)	(819)
Equipment, net	$9,658	$755

The Company recorded depreciation expense of $1,669, $504 and $2,488, for the years ended September 30, 2008 and 2007, and the period ended October 11, 2005 (date of inception) to September 30, 2008, respectively.

Note 4 – Intangible Assets

The Company incurred legal costs in acquiring patent and trademark rights. These costs are projected to generate future positive cash flows in the near term and have been capitalized to intangible assets in the period incurred. Once each patent or trademark is issued, capitalized costs are amortized on a straight-line basis over a period not to exceed 20 years and 10 years, respectively.

Intangible assets consist of the following:

	September 30,	September 30,
	2008	2007
Patents	$59,198	$24,224
Trademarks	12,187	4,182
	71,385	28,406
Accumulated depreciation	(609)	-
Intangibles, net	$70,776	$28,406

The Company recorded amortization expense related to the trademarks of $609, $0 and $609, for the years ended September 30, 2008 and 2007, and the period ended October 11, 2005 (date of inception) to September 30, 2008, respectively.

No amortization has been recorded for the patents as of September 30, 2008, as the patents have not been issued to the Company.

The following table summarizes the amortization over the next 5 years:

Years ended September 30,	Amount
2008	$4,179
2009	4,179
2010	4,179
2011	4,179
2012	4,179

CelLynx Group, Inc.
(A Development Stage Company)
Notes To Financial Statements
For the Years Ended September 30, 2008 and 2007 and
the Period From October 11, 2005 (Date of Inception) to September 30, 2008

Note 5 – Convertible Promissory Note

On August 15, 2006, the Company issued a secured promissory note (the “August 2006 Note”) for $250,000 to an unrelated entity “Holder”.  On November 10, 2007, the August 2006 Note was amended (the “Amended Note”).  At the date of the amendment, the Company was obligated to pay to the Holder $262,356 which represented the principal and accrued interest and the Holder was entitled to purchase shares of the Company’s securities pursuant to a Warrant to Purchase Common Stock dated August 15, 2006 (“August 2006 Warrant”).  In contemplation of the completion of the reverse merger, the Company and the holder reached an agreement whereby this Amended Note superseded the August 2006 Note and canceled the August 2006 Warrant.  The principal amount of the Amended Note is $262,356, is unsecured and is convertible into 6,340,029 shares of common stock of the Company and bears interest at 4% per annum, computed on the basis of the actual number of days elapsed and a year of 365 days.  All unpaid principal, together with any then accrued but unpaid interest, shall be due and payable upon the earlier of (i) November 9, 2010 at the written request of the holder to the Company, or (ii) when, upon or after the occurrence of an event of default.

The effective conversion rate based on the $262,356 principal amount and the 6,340,029 common shares that are received upon conversion is $0.0414 and the share price was $0.15.  Therefore, the Company determined that the Amended Note contained a beneficial conversion feature.  At the time the Amended Note was issued and the number of shares determined, the Company did not have enough authorized shares to satisfy the conversion of the Amended Note into common stock; therefore, the beneficial conversion feature is considered an embedded derivative which is required to be bifurcated from the host contract and accounted for separately. Pursuant to EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the Company has recorded the fair value of the beneficial conversion feature as an accrued beneficial conversion liability.

The fair value of the beneficial conversion feature was $767,047.  The fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of 2.3 years; (2) volatility of 100%; (3) risk free interest of 2.61% and (4) dividend rate of 0%.  The Company recorded a discount on the convertible note up to the principal amount of $262,356 and expensed as financing costs the $504,691 of the beneficial conversion feature that exceeded the principal balance.

The Company recorded interest expense related to the convertible promissory note of $10,056, $10,000 and $21,056 for the years ended September 30, 2008 and 2007 and the period ended October 11, 2005 (date of inception) to September 30, 2008, respectively.

CelLynx Group, Inc.
(A Development Stage Company)
Notes To Financial Statements
For the Years Ended September 30, 2008 and 2007 and
the Period From October 11, 2005 (Date of Inception) to September 30, 2008

The Company amortized $21,289 of the debt discount for the year ended September 30, 2008.  As of September 30, 2008 the unamortized debt discount is $241,067.

Note 6 – Convertible Promissory Note - Related Party

On March 27, 2007, the Company issued convertible promissory notes to two stockholders of the Company.  The principal of each convertible promissory note was $20,000 for a combined total of $40,000.  The convertible promissory notes bear interest at 4% per annum, computed on the basis of the actual number of days elapsed and a year of 365 days and mature on March 27, 2009.  All or a portion of the outstanding principal amount and accrued interest was originally convertible at the option of the note holder at $0.01 per share (adjusted to reflect subsequent stock dividends, stock splits, combinations or recapitalizations). All unpaid principal, together with any then unpaid and accrued interest and any other amounts payable hereunder, shall be due and payable on the earlier of (i) that date which is two years after the issue date listed above, or (ii) when, upon or after the occurrence of an Event of Default as defined in the promissory note.

Subsequent to this convertible promissory note and prior to September 30, 2007, the stockholders advanced the Company an additional $6,200 each for a combined total of $12,400.  The amount due under all notes to the stockholders at September 30, 2007 was $52,400.

On October 25, 2007, the Company issued convertible promissory notes to the above stockholders.  Each note was for $10,000 which included the $6,200 that was previously advanced and an additional $3,800.  The combined total for the two convertible promissory notes was $20,000.  The promissory notes bear interest at 4% per annum, computed on the basis of the actual number of days elapsed and a year of 365 days and mature on October 25, 2009.

On October 1, 2007, the Company did not have enough authorized shares to satisfy the conversion of notes; therefore, the Company recorded an accrued conversion feature liability for the fair value of the conversion option for the two $20,000 convertible promissory notes on October 1, 2007 and the two $10,000 convertible promissory notes on October 25, 2007.

The fair value of the conversion feature for the two $20,000 notes was $368,630.  The fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of 1.49 years; (2) volatility of 100%; (3) risk free interest of 4.11% and (4) dividend rate of 0%.  The Company recorded a discount on the convertible promissory notes up to the principal amount of $40,000 and expensed as financing costs the $328,630 of the fair value of the conversion feature that exceeded the principal balance.

The fair value of the beneficial conversion feature for the two $10,000 convertible promissory notes was $10,770.  The fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of 2 years; (2) volatility of 100%; (3) risk free interest of 3.74% and (4) dividend rate of 0%.  The Company recorded a discount on the convertible promissory notes of $10,770.

CelLynx Group, Inc.
(A Development Stage Company)
Notes To Financial Statements
For the Years Ended September 30, 2008 and 2007 and
the Period From October 11, 2005 (Date of Inception) to September 30, 2008

Pursuant to the reverse merger transaction, $40,000 of CelLynx-California convertible notes with a conversion price of $0.01 per share were converted into $40,000 of the Company’s convertible notes with a conversion price of approximately $0.0079 per share, and $20,000 of CelLynx-California convertible notes with a conversion price of $0.10 per share were converted into $20,000 of the Company’s convertible notes with a conversion price of approximately $0.0795 per share.  With the conversion of the notes, the Company expensed the unamortized debt discount at July 24, 2008.  The fair value of the conversion liability at July 24, 2008 was $743,163.  The change in value of the convertible promissory notes before the merger and at the merger date was $397,177, which was allocated $60,000 to discount on notes and $337,177 as change in the conversion liability.

The Company recorded interest expense related to the notes of $2,614, $548 and $3,162 for the years ended September 30, 2008 and 2007 and the period ended October 25, 2005 (date of inception) to September 30, 2008, respectively.

The Company amortized $64,796 of the debt discount for the year ended September 30, 2008.  As of September 30, 2008 the unamortized debt discount is $45,974.

Note 7 – Stockholder’s Equity

Stock Options

On October 27, 2005 and December 31, 2005, the Company granted 3,773,788 and 1,886,894 stock options to two board of directors in consideration of the services to be rendered to the Company.  The options vested equally every six months from the grant date.  On August 26, 2006, both directors resigned from the Company and unvested options totaling 4,245,512 were forfeited.

On December 3, 2007, the Board of Directors adopted the 2007 Stock Incentive Plan (the “Plan”) of CelLynx, Inc.  All of the Company’s employees, officers, directors, consultants and advisors are eligible to be granted options, restricted stock awards, or other stock-based awards under the Plan.  The Plan will be administered by the Board.  The Board shall have authority to grant awards and to adopt, amend and repeal such administrative rules, guidelines and practices relating to the Plan as it shall deem advisable.  Subject to certain adjustments, awards may be made under the Plan for up to 25,000,000 shares of common stock of the Company.  The Board shall establish the exercise price at the time each Option is granted.  During July 2008, the 2007 Company amended to increase the number of awards from 25,000,000 to 75,000,000.

The following table summarizes information with respect to common stock issuable under the Plan and outside the Plan.

CelLynx Group, Inc.
(A Development Stage Company)
Notes To Financial Statements
For the Years Ended September 30, 2008 and 2007 and
the Period From October 11, 2005 (Date of Inception) to September 30, 2008

	Number of	Weighted Average	Aggregate
	Shares	Exercise Price	Intrinsic Value
Outstanding, October 11, 2005 (date of inception)	-
Granted	5,660,682	$0.015
Forfeited	(4,245,512)
Exercised	-
Outstanding, September 30, 2006	1,415,170	$0.015
Granted	-
Canceled	-
Exercised	-
Outstanding, September 30, 2007	1,415,170	$0.015
Granted	52,486,693	$0.075
Canceled	-
Exercised	-
Outstanding at September 30, 2008	53,901,863	$0.073	$6,983,248
Exercisable at September 30, 2008	9,658,677	$0.066	$1,505,729

The number and weighted average exercise prices of all common shares outstanding as of September 30, 2008 are as follows:

Options outstanding

			Weighted
		Weighted	Average
	Number	Average	Remaining
Range of	Outsanding	Exercise	Contractual Life
Exercise Price	September 30, 2008	Price	(Years)

$0.014	943,447	$0.014	7.08
$0.016	471,723	$0.016	7.25
$0.0720	29,428,166	$0.072	4.22
$0.079	23,058,527	$0.079	4.38
	53,901,863	$0.073	4.37

CelLynx Group, Inc.
(A Development Stage Company)
Notes To Financial Statements
For the Years Ended September 30, 2008 and 2007 and
the Period From October 11, 2005 (Date of Inception) to September 30, 2008

Options Exercisable

			Weighted
		Weighted	Average
	Options	Average	Remaining
Range of	exercisable	Exercise	Contractual Life
Exercise Price	September 30, 2008	Price	(Years)

$0.014	943,447	$0.014	7.08
$0.016	471,723	$0.016	7.25
$0.0720	4,488,793	$0.072	4.06
$0.079	3,754,714	$0.079	4.11
	9,658,677	0.066	4.53

The assumptions used in calculating the fair value of options granted using the Black-Scholes option-pricing model are as follows:

	September 30, 2008	September 30, 2007
Expected life (years)	2.6 to 4.0	-
Risk-free interest rate	1.9% to 4.1%	-
Expected volatility	100%	-
Expected dividend yield	0%	-

The weighted average grant-date fair value for the options granted during the year ended September 30, 2008 and 2007 was $0.06 and $0, respectively.

The compensation expense related to the unvested options as of September 30, 2008 is $7,005,456 which will be recognized over the weighted average period of 2.39 years. Stock-based compensation expense to employees and non employees for the year ended September 30, 2008 and 2007 and the period ended October 11, 2005 (date of inception) to September 30, 2008, respectively  was $2,625,106, $0 and $2,641,758, respectively.

The Company granted 17,020,485 options on October 1, 2007 which increased the total amount of potential outstanding shares over the authorized 60 million shares; therefore, the Company was required to report the potential exercise of the options as a liability.  The options that were fully vested at the issuance of the options were valued at fair value on October 1, 2007 with the fair value of $89,618 being recorded as a liability and a corresponding reduction to additional paid in capital.  As of September 30, 2008, the Company has an accrued share-based compensation liability of $2,714,724.

CelLynx Group, Inc.
(A Development Stage Company)
Notes To Financial Statements
For the Years Ended September 30, 2008 and 2007 and
the Period From October 11, 2005 (Date of Inception) to September 30, 2008

Warrants

On July 23, 2008, the Company issued warrants to purchase 10,500,000 shares of its common stock at an exercise price of $0.20.

At the time the warrants were issued, the Company did not have enough authorized shares to satisfy the exercising of the warrants into common stock.  Pursuant to Emerging Issues Task Force (“EITF”) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the Company has recorded the fair value of the warrants as an accrued warrant liability.

The fair value of the warrant liability at the date of issuance was $731,681.  The fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of 2 years; (2) volatility of 100%; (3) risk free interest of 2.81% and (4) dividend rate of 0%.

The fair value of the accrued warrant liability at September 30, 2008 is $603,993.  The fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of .32 years; (2) volatility of 100%; (3) risk free interest of 1.60% and (4) dividend rate of 0%. The Company recognized a $127,688 gain, on the change in the accrued warrant liability for the year ended September 30, 2008.

Note 8 – Taxes

We have provided no current income taxes due to the losses incurred from October 11, 2005 (date of inception) through September 30, 2008.  Net operating losses of approximately $1,914,644 at September 30, 2008 are available for carryover.  The net operating losses will expire from 2021 through 2023.  We have provided a 100% valuation allowance for the deferred tax benefit resulting from the net operating loss carryover due to our limited operating history.  In addressing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible.  When we demonstrate a history of profitable operation we will reduce our valuation allowance at that time.

A reconciliation of the statutory Federal income tax rate and the effective income tax rate for the years ended September 30, 2008 and 2007 follows:

CelLynx Group, Inc.
(A Development Stage Company)
Notes To Financial Statements
For the Years Ended September 30, 2008 and 2007 and
the Period From October 11, 2005 (Date of Inception) to September 30, 2008

	September 30,	September 30,
	2008	2007
Statutory federal income tax rate	-34%	-34%
State income taxes (benefit), net of federal taxes	-6%	-6%
Equity instruments issued for compensation/services	19%	17%
Change in derivative liabilities	6%	0%
Non-cash financing costs	5%	0%
Valuation allowance	10%	23%
Effective income tax rate	0%	0%

Significant components of deferred tax assets and liabilities are as follows:

	September 30,	September 30,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$836,646	$232,072
Valuation allowance	(836,646)	(232,072)
Net deferred tax assets	$-	$-

The Company adopted FIN No. 48 on January 1, 2007.  There were no unrecognized tax benefits as of the date of adoption and there are no unrecognized tax benefits included in the balance sheet at September 30, 2008, that would, if recognized, affect the effective tax rate.

Note 9 – Operating Lease

On February 21, 2008, the Company entered into a one year lease for office space for its El Dorado Hills, California office.  The lease requires monthly payments of $2,198.  The Company recorded rent expense of $13,188 for the year ended September 30, 2008.

On August 26, 2008, the Company entered into an eighteen month lease for office space for its Mission Viejo, California office beginning on October 1, 2008 and expiring on March 31, 2010.  The lease requires monthly payments of $4,664.

The Company expects to pay $69,156 and $27,984 during the years ended September 30, 2009 and 2010, respectively for the two leases.

Note 10 – Subsequent Events

On November 7, 2008, the Company filed a Certificate of Amendment to its Articles of Incorporation (the “Amendment”) with the Secretary of State of the State of Nevada after shareholders approved a proposal to increase the number of authorized shares of Common Stock of the Company from 100,000,000 to 400,000,000 by written consent in lieu of a special meeting of shareholders.

CelLynx Group, Inc.
(A Development Stage Company)
Notes To Financial Statements
For the Years Ended September 30, 2008 and 2007 and
the Period From October 11, 2005 (Date of Inception) to September 30, 2008

As a result of filing the Amendment, 45,516,034 shares of the Company’s Series A Preferred Stock automatically converted into 45,516,034 shares of the Company’s Common Stock.  The Company now has 126,068,846 shares of Common Stock and no shares of Series A Preferred Stock issued and outstanding.

As a result of the authorized shares being increased to 400,000,000, the Company will have sufficient shares for the exercise of options, the warrants and the conversion of the convertible promissory notes.  Therefore, the Company will reclassify the fair value of the share-based compensation liability, the accrued warrant liability and the accrued beneficial conversion liability to equity on November 7, 2008.

Effective November 17, 2008, Board of Directors of appointed Robert J. Legendre as Executive Chairman of the Board to assist the Company’s Chief Executive Officer with strategy and execution of the Company’s manufacturing and supply chain operations, corporate development, capital markets and investor relations.  On October 1, 2007, CelLynx, Inc., the Company’s wholly-owned subsidiary, granted to Mr. Legendre options to purchase 9,725,991 shares of CelLynx, Inc. Common Stock, at an exercise price of $0.09 per share, in exchange for executive management services rendered as a consultant.  These options were subsequently exchanged for options to purchase 12,234,608 shares of the Company’s Common Stock at an exercise price of $0.0715 per share in connection with the merger between the Company and CelLynx, Inc. on July 24, 2008.

Note 11 – Restatement of Quarterly Data (unaudited)

On July 30, 2008, the Company filed an 8-K which included the financial statements of CelLynx-California through the six months ended March 31, 2008.  The balance sheet, statement operations, statement of stockholders’ deficit, and statement of cash flows for the six months ended March 31, 2008 were unaudited.  During the preparation of the financial statements for the year end September 30, 2008, the Company discovered that it did not properly record the conversion feature associated with the shareholder notes.  On October 1, 2007, the Company did not have enough authorized shares to satisfy the conversion of the shareholder notes; therefore, the Company should have recorded an accrued conversion feature liability for the fair value of the conversion option for the two $20,000 convertible promissory notes on October 1, 2007 and the two $10,000 convertible promissory notes on October 25, 2007.

The following table shows the effect of the restatement for the period ended March 31, 2008:

				For the Period From
				October 11, 2005
				(date of inception)
	Previously		March 31, 2008	To March 31, 2008
	Reported	Adjustment	Restated	Restated

Total assets	$143,734	$-	$143,734	-
Current liabilities	$710,478	$342,313	$1,052,791	-
Long term liabilities	$60,000	$(35,036)	$24,964	-
Total liabilities	$770,478	$307,277	$1,077,755	-
Stockholders deficit	$(626,744)	$(307,277)	$(934,021)	-
Revenue	$-	$-	$-	$-
Operating expenses	$722,052	$-	$722,052	$1,748,866
Loss from operations	$(722,052)	$-	$(722,052)	$(1,748,866)
Non-operating income (expense)	$(4,349)	$(307,277)	$(311,626)	$(321,754)
Net loss	$(726,401)	$(307,277)	$(1,033,678)	$(2,070,590)

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELLYNX GROUP, INC.

Dated: December 24, 2008	By:	/s/ Daniel R. Ash Daniel R. Ash, President, Chief Executive Officer and Chief Operating Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Daniel R. Ash Daniel R. Ash	Director and Principal Executive Officer	December 24, 2008

/s/ Tareq Risheq Tareq Risheq	Director	December 24, 2008

/s/ Kevin Pickard Kevin Pickard	Principal Financial and Accounting Officer	December 24, 2008

/s/ Robert J. Legendre Robert J. Legendre	Executive Chairman of the Board	December 24, 2008

/s/ Norman W. Collins Norman W. Collins	Director	December 24, 2008