Form 10-Q
period 2008-12-31
CelLynx Group, Inc.
filed 2009-02-23
CIK 1067286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 2008

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 000-27147

CelLynx Group, Inc.
(Exact name of small business issuer as specified in it charter)

Nevada	95-4705831
(State or other jurisdiction of incorporation or	(IRS Employer Identification
organization)	No.)

25910 Acero, Suite 370
Mission Viejo, California 92691
(Address of principal executive offices)

(949) 305-5290
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Non-Accelerated Filer ☐
Accelerated Filer ☐	Smaller Reporting Company ☒

The registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date: 126,068,846 issued and outstanding as of February 17, 2009.

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CELLYNX GROUP, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2008	2008
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$27,716	$599,024
Other current assets	6,862	6,862
Total current assets	34,578	605,886

EQUIPMENT, net	13,067	9,658
INTANGIBLE ASSETS, net	78,226	70,776
OTHER ASSETS	16,190	11,526
TOTAL ASSETS	$142,061	$697,846

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accrued liabilities	$300,025	$206,298
Accrued interest	15,731	12,507
Share-based compensation liability	-	2,714,724
Accrued beneficial conversion liability	-	2,358,439
Accrued warrant liability	-	603,993
Convertible stockholder notes, net of debt discount of $26,998 and $28,943	33,002	11,057
Total current liabilities	348,758	5,907,018

LONG TERM LIABILITIES
Convertible promissory note, net of debt discount of $212,264 and $241,067	50,092	21,289
Convertible stockholder notes, net of debt discount of $0 and $17,031	-	2,969
Total liabilities	$398,850	$5,931,276

STOCKHOLDERS' DEFICIT:
Series A Preferred Stock, $0.001 par value;100,000,000 shares authorized: nil and 45,516,034 shares issued and outstanding	-	45,516
Common stock, $0.001 par value, 400,000,000 authorized; 126,068,846 and 80,552,812 shares issued and outstanding	126,069	80,553
Additional paid in capital	8,304,133	2,335,949
Deficit accumulated during the development stage	(8,686,991)	(7,695,448)
Total stockholders' deficit	(256,789)	(5,233,430)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$142,061	$697,846

The accompanying notes are an integral part of these consolidated financial statements

CELLYNX GROUP, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007 AND THE PERIOD
FROM OCTOBER 11, 2005 (DATE OF INCEPTION) TO DECEMBER 31, 2008

			For the period
			from October 11, 2005
	Three Months Ended	Three Months Ended	(date of inception) to
	December 31, 2008	December 31, 2007	December 31, 2008
	(unaudited)	(unaudited)	(unaudited)

Net Revenue	$-	$-	$-

Cost of Revenue	-	-	-

Gross profit	-	-	-

Operating expenses
Research and development	151,527	-	751,352
General and administrative	621,813	176,759	5,754,839

Total operating expenses	773,340	176,759	6,506,191

Loss from operations	$(773,340)	$(176,759)	$(6,506,191)

Non-operating income (expense):
Interest income	961	-	7,253
Interest and financing costs	(51,003)	(340,093)	(995,588)
Change in fair value of accrued beneficial conversion liability	251,410	(4,412)	(900,582)
Change in fair value of accrued warrant liability	(419,571)	-	(291,883)

Total non-operating (expense)	(218,203)	(344,505)	(2,180,800)

Loss before provision for income taxes	(991,543)	(521,264)	(8,686,991)

Provision for income taxes	-	-	-

Net loss	$(991,543)	$(521,264)	$(8,686,991)

Weighted average shares outstanding :
Basic	107,268,745	27,207,273	33,685,051
Diluted	107,268,745	27,207,273	33,685,051

Earnings per share:
Basic	$(0.01)	$(0.02)	$(0.26)
Diluted	$(0.01)	$(0.02)	$(0.26)

The accompanying notes are an integral part of these consolidated financial statements

CELLYNX GROUP, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR PERIOD FROM OCTOBER 11, 2005 (DATE OF INCEPTION) TO DECEMBER 31, 2008

						Deficit
						Accumulated
					Additional	During	Total
	Preferred Stock		Common Stock		Paid in	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Deficit

Balance, October 11, 2005 (Date of Inception)	-	$-	-	$-	$-	$-	$-

Shares issued for cash	28,120,280	28,120	18,800,734	18,801	215,043	-	261,964
Shares issued for services	2,222,540	2,223	1,523,576	1,523	294,054	-	297,800
Options issues to employees and non employees	-	-	-	-	16,652	-	16,652
Net loss	-	-	-	-	-	(690,669)	(690,669)

Balance, September 30, 2006	30,342,820	$30,343	20,324,310	$20,324	$525,749	$(690,669)	$(114,253)

Shares issued for services	10,764,576	10,764	6,829,678	6,830	122,273	-	139,867
Net loss	-	-	-	-	-	(346,243)	(346,243)

Balance, September 30, 2007	41,107,396	$41,107	27,153,988	$27,154	$648,022	$(1,036,912)	$(320,629)

Shares issued for cash	-	-	938,897	939	745,345	-	746,284
Shares issued for services	4,408,638	4,409	4,362,037	4,362	563,231	-	572,002
Fair value of stock options reclassified to share-based compensation liability	-	-	-	-	(89,618)	-	(89,618)
Shares issued in merger with Norpac Technologies, Inc.	-	-	48,097,890	48,098	1,200,650		1,248,748
Fair value of warrants transferred to liability	-	-	-	-	(731,681)	-	(731,681)
Net loss	-	-	-	-	-	(6,658,536)	(6,658,536)

Balance, September 30, 2008	45,516,034	$45,516	80,552,812	$80,553	$2,335,949	$(7,695,448)	$(5,233,430)

Conversion of preferred shares to common shares upon the increase of authorized shares	(45,516,034)	(45,516)	45,516,034	45,516	-	-	-

Reclassify share based compensation liability to equity	-	-	-	-	2,701,572	-	2,701,572

Fair value of share based compensations for employees and consultants	-	-	-	-	122,867	-	122,867

Reclassify beneficial conversion liability to equity	-	-	-	-	2,120,181	-	2,120,181

Reclassify warrant liability to equity	-	-	-	-	1,023,564	-	1,023,564

Net loss	-	-	-	-	-	(991,543)	(991,543)

Balance, December 31, 2008 (unaudited)	-	$-	126,068,846	$126,069	$8,304,133	$(8,686,991)	$(256,789)

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

CELLYNX GROUP, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007 AND THE PERIOD
FROM OCTOBER 11, 2005 (DATE OF INCEPTION) TO DECEMBER 31, 2008

			For the period
			from October 11, 2005
	Three Months Ended	Three Months Ended	(date of inception) to
	'December 31, 2008	December 31, 2007	December 31, 2008
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(991,543)	$(521,264)	$(8,686,991)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,159	-	4,256
Stock issued for services	-	-	1,009,669
Stock compensation expense for options issued to employees and consultants	122,867	97,257	2,764,625
Change in fair value of accrued beneficial conversion liability	(251,410)	4,412	900,582
Change in fair value of accrued warrant liability	419,571	-	291,883
Non cash financing costs	-	328,630	833,321
Amortization of debt discount	47,779	8,508	133,864
Changes in operating assets and liabilities:			-
Change in other assets	(4,664)	-	(23,052)
Change in accrued liabilities	96,951	61,086	326,746
Net cash used in operating activities	$(559,290)	$(21,371)	$(2,445,097)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(4,263)	-	(16,409)
Increase in intangible assets	(7,755)	-	(79,140)
Net cash acquired in merger with Norpac Technologies, Inc.	-	-	1,250,114
Net cash provided by (used in) investing activities	$(12,018)	$-	$1,154,565

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	19,000	250,000
Proceeds from issuance of common stock	-	-	1,008,248
Proceeds from stockholders note payable	-	-	60,000
Net cash provided by financing activities	$-	$19,000	$1,318,248

NET (DECREASE) INCREASE IN CASH	(571,308)	(2,371)	27,716

CASH, BEGINNING OF PERIOD	599,024	2,371	-

CASH, END OF PERIOD	$27,716	$-	$27,716

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING:
Increase in convertible promissory note for interest payable	$-	$-	$12,356
Reclassify share- based compensation liability to additional paid-in capital	$2,701,572	$-	$2,701,572
Reclassify accrued beneficial conversion liability to additional paid-in capital	$2,120,181	$-	$2,120,181
Reclassify accrued warrant liability to additional paid-in capital	$1,023,564	$-	$1,023,564

The accompanying notes are an integral part of these consolidated financial statements

CelLynx Group, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

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

On November 7, 2008, the Company amended the Articles of Incorporation to increase the number of authorized shares to 400,000,000 and converted the 45,516,034 shares of Series A Preferred Stock into 45,516,034 shares of the Company’s common stock.

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

CelLynx Group, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

As a result of the reverse merger transactions described above the historical financial statements presented are those of CelLynx-California, the operating entities.  The CelLynx-California shareholder received 1.2579292 shares of stock in the Company for each share of CelLynx-California capital stock.  The consolidated statement of stockholders’ deficit and all shares and per-share information have been retroactively restated for all periods presented to reflect the reverse merger transaction as took place on October 11, 2005.

On October 27, 2008, the Board of Directors approved a change of the Company’s fiscal year end from June 30 to September 30 to agree with the fiscal year of CelLynx-California.  The fiscal year end change would be effective for the year ending September 30, 2008.

The Company develops and manufactures a cell phone signal amplifier. As of December 31, 2008, the Company has not commenced planned operations.

Development Stage Company and Going Concern

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises". The Company is in the development stage since planned principal activities have not commenced and the Company has not generated any revenue. In a development stage company, management devotes most of its activities to developing a market for its products and services. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity and debt financing to continue operations and to generate sustainable revenue. There is no guarantee that the Company will be able to raise adequate equity or debt financing or generate profitable operations. For the three months ended December 31, 2008 and for the period from October 11, 2005 (Date of Inception) to December 31, 2008, the Company incurred net losses of $991,543 and $8,686,991, respectively. As of December 31, 2008 and September 30, 2008, the Company has a deficit accumulated during the development stage of $8,686,991 and $7,695,448, respectively. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management intends to raise additional funds through equity or debt financing.

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

Note 2 - Summary of Significant Accounting Policies

Concentration of Credit Risk

Cash includes deposits in accounts maintained in the United States. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. As of December 31, 2008 and September 30, 2008, the Company had deposits in excess of federally insured limits totaling $0 and $399,204, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

CelLynx Group, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

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

Impairment or Disposal of Long-lived Assets

The Company applies the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.  Based on its review, the Company believes that as of December 31, 2008 and 2007, there were no significant impairments of its long-lived assets.

Revenue Recognition

The Company's financial statements are prepared under the accrual method of accounting.  Revenues will be recognized in the period the products are shipped.

Accrued Warrant Liability and Accrued Beneficial Conversion Liability

Pursuant to Emerging Issues Task Force (“EITF”) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the Company recorded the fair value of all outstanding options, warrants, and beneficial conversion features as accrued liabilities at September 30, 2008 since the Company did not have enough authorized shares to satisfy the exercise of its outstanding, options, warrants, and the conversion of the convertible promissory notes.  The Company reclassified the liabilities into additional paid-in capital on November 7, 2008 when the Company increased the number of authorized shares to 400,000,000.

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

CelLynx Group, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

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

As of December 31, 2008, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

Net Loss Per Share

The Company reports loss per share in accordance with the provision of SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires presentation of basic and diluted losses per share in conjunction with the disclosure of the methodology used in computing such losses per share. Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period, plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding stock options and warrants during the period. For the three months ended December 31, 2008 and 2007 the following potential dilutive shares were excluded from diluted loss per share for all periods presented because of their anti-dilutive effect.

CelLynx Group, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

	December 31, 2008	December 31, 2007
Options	$53,949,863	$26,842,766
Warrants	10,500,000	-
Total	$64,449,863	$26,842,766

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

Capitalized cost for patents are amortized on a straight-line basis over the remaining twenty year legal life of each patent after the costs have been incurred. Once each patent or trademark is issued, capitalized costs are amortized on a straight-line basis over a period not to exceed 20 years and 10 years, respectively.

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

CelLynx Group, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

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

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.”  The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement will not have an impact on the Company’s financial statements.

CelLynx Group, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

In June 2008, the FASB issued EITF No. 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. The Company has not determined the effect of the application of EITF 07-5 on its consolidated financial statements.

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

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on the financial position or results for the three months ending December 31, 2008.

Note 3 - Equipment

Equipment consisted of the following at December 31, 2008 and September 30, 2008:

	December 31,	September 30,
	2008	2008
Office furniture & equipment	$7,479	$4,211
Computer equipment	8,930	7,935
	16,409	12,146
Accumulated depreciation	(3,342)	(2,488)
Equipment, net	$13,067	$9,658

CelLynx Group, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

The Company recorded depreciation expense of $854, $0 and $3,342, for the three months ended December 31, 2008 and 2007, and the period ended October 11, 2005 (date of inception) to December 31, 2008, respectively.

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

Intangible assets consist of the following:

	December 31,	September 30,
	2008	2008
Patents	$66,953	$59,198
Trademarks	12,187	12,187
	79,140	71,385
Accumulated amortization	(914)	(609)
Intangibles, net	$78,226	$70,776

The Company recorded amortization expense related to the trademarks of $305, $0 and $914, for the three months ended December 31, 2008 and 2007, and the period ended October 11, 2005 (date of inception) to December 31, 2008, respectively.

No amortization has been recorded for the patents as of December 31, 2008, as the patents have not been issued to the Company.

The following table summarizes the amortization over the next 5 years:

Year Ended September 30,	Amount
2009	4,179
2010	4,179
2011	4,179
2012	4,179

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

CelLynx Group, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

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

On November 7, 2008, the Company increased the authorized number of shares to 400,000,000.  The fair value of the beneficial conversion feature on November 7, 2008 was $1,049,955.  The fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of 2.01 years; (2) volatility of 100%; (3) risk free interest of 1.33% and (4) dividend rate of 0%.  The Company reclassified this amount into additional paid-in capital.

The Company recorded interest expense related to the convertible promissory note of $2,616, $2,137 and $26,454 for the three months ended December 31, 2008 and 2007 and the period ended October 11, 2005 (date of inception) to December  31, 2008, respectively.

The Company amortized $28,803 of the debt discount for the three months ended December 31, 2008.  As of December 31, 2008 the unamortized debt discount is $212,264.

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

CelLynx Group, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

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

On November 7, 2008, the Company increased the authorized number of shares to 400,000,000.  The fair value of the beneficial conversion feature on November 7, 2008 was $1,035,683 and $34,543 for the two $20,000 notes and the two $10,000 notes, respectively.  The fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life ranging between .38 and .96 years; (2) volatility of 100%; (3) risk free interest ranging between .83% and 1.20% and (4) dividend rate of 0%.  The Company reclassified these amounts into additional paid-in capital.

The Company recorded interest expense related to the notes of $608, $818 and $3,768 for the three months ended December 31, 2008 and 2007 and the period ended October 11, 2005 (date of inception) to December 31, 2008, respectively.

The Company amortized $18,977 of the debt discount for the three months ended December 31, 2008.  As of December 31, 2008 the unamortized debt discount is $26,998.

CelLynx Group, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

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

The following table summarizes information with respect to options issuable under the Plan and outside the Plan.

	Number of	Weighted Average	Aggregate
	Shares	Exercise Price	Intrinsic Value
Outstanding, October 11, 2005 (date of inception)	-
Granted	5,660,682	$0.015
Forfeited	(4,245,512)
Exercised	-
Outstanding, September 30, 2006	1,415,170	$0.015
Granted	-
Canceled	-
Exercised	-
Outstanding at September 30, 2007	1,415,170	$0.015
Granted	52,486,693	$0.075
Canceled	-
Exercised	-
Outstanding at Sepember 30, 2008	53,901,863	$0.072
Granted	48,000	$0.180
Canceled	-
Exercised	-
Outstanding at December 31, 2008, (unaudited)	53,949,863	$0.074
Exercisable at December 31, 2008 (unaudited)	16,161,368	$0.069	$1,303,535

The number and weighted average exercise prices of all options outstanding as of December 31, 2008 are as follows:

CelLynx Group, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

Options outstanding

			Weighted
		Weighted	Average
	Number	Average	Remaining
Range of	Outsanding	Exercise	Contractual Life
Exercise Price	December 31, 2008	Price	(Years)

$0.014	943,447	$0.014	6.82
$0.016	471,723	$0.016	7.00
$0.072	29,428,166	$0.072	3.97
$0.079	23,058,527	$0.079	4.13
$0.180	48,000	$0.180	4.95
	53,949,863	$0.074	4.12

Options Exercisable

			Weighted
		Weighted	Average
	Options	Average	Remaining
Range of	exercisable	Exercise	Contractual Life
Exercise Price	December 31, 2008	Price	(Years)

$0.014	943,447	$0.014	6.82
$0.016	471,723	$0.016	7.00
$0.0720	9,302,907	$0.072	3.86
$0.079	5,442,091	$0.079	3.93
$0.180	1,200	$0.180	4.95
	16,161,368	0.069	4.15

The assumptions used in calculating the fair value of options granted using the Black-Scholes option-pricing model are as follows:

	December 31, 2008	September 30, 2008
Expected life (years)	2.05 to 3.98	2.6 to 4.0
Risk-free interest rate	.76 % to 1%	1.9% to 4.1%
Expected volatility	1000/0	1000/0
Expected dividend yield	00/0	00/0

CelLynx Group, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

The weighted average grant-date fair value for the options granted during the three months ended December 31, 2008 and the year ended September 30, 2008 was $0.18 and $0.06, respectively.

The compensation expense related to the unvested options as of December 31, 2008 is $1,682,818 which will be recognized over the weighted average period of 2.17 years. Stock-based compensation expense to employees and non employees for the three months ended December 31, 2008, December 31, 2007 and the period ended October 11, 2005 (date of inception) to December 31, 2008, respectively  was $122,867, $97,257 and $2,764,625, respectively.

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

On November 7, 2008, the Company increased the authorized number of shares to 400,000,000.  The fair value of the share-based compensation liability on November 7, 2008 was $2,701,572.  The fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life ranging between 2.08 and 4.2 years; (2) volatility of 100%; (3) risk free interest ranging between 1.3% and 2.6% and (4) dividend rate of 0%.  The Company reclassified this amount into additional paid-in capital.

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

On November 7, 2008, the Company increased the authorized number of shares to 400,000,000.  The fair value of the accrued warrant liability on November 7, 2008 was $1,023,564.  The fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of 1.7 years; (2) volatility of 100%; (3) risk free interest of 1.3% and (4) dividend rate of 0%.  The Company reclassified this amount into additional paid-in capital.

Note 8 – Taxes

We have provided no current income taxes due to the losses incurred from October 11, 2005 (date of inception) through December 31, 2008.  Net operating losses of approximately $2,474,661 at December 31, 2008 are available for carryover.  The net operating losses will expire from 2021 through 2023.  We have provided a 100% valuation allowance for the deferred tax benefit resulting from the net operating loss carryover due to our limited operating history.  In addressing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible.  When we demonstrate a history of profitable operation we will reduce our valuation allowance at that time.

CelLynx Group, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

A reconciliation of the statutory Federal income tax rate and the effective income tax rate for the three months ended December 31, 2008 and the year ended September 30, 2008 follows:

	December 31,	September 30,
	2008	2008
Statutory federal income tax rate	(0.34)	(0.34)
State income taxes (benefit), net of federal taxes	(0.06)	(0.06)
Equity instruments issued for compensation/services	0.05	0.19
Change in derivative liabilities	0.08	0.06
Non-cash financing costs	-	0.05
Valuation allowance	0.27	0.10
Effective income tax rate	-	-

Significant components of deferred tax assets and liabilities are as follows:

	December 31,	September 30,
	2008	2008
Deferred tax assets:
Net operating loss carryforwards	$1,081,358	$836,646
Valuation allowance	(1,081,358)	(836,646)
Net deferred tax assets	$-	$-

The Company adopted FIN No. 48 on January 1, 2007.  There were no unrecognized tax benefits as of the date of adoption and there are no unrecognized tax benefits included in the balance sheet at December 31, 2008, that would, if recognized, affect the effective tax rate.

Note 9 – Operating Lease

On February 21, 2008, the Company entered into a one year lease for office space for its El Dorado Hills, California office.  The lease requires monthly payments of $2,198.  The Company recorded rent expense of $6,594, $0 and $33,874, for the three months ended December 31, 2008, and 2007 and for the period from October 11, 2005 (date of inception) to December 31, 2008, respectively.

On August 26, 2008, the Company entered into an eighteen month lease for office space for its Mission Viejo, California office beginning on October 1, 2008 and expiring on March 31, 2010.  The lease requires monthly payments of $4,664. The company recorded a rent expense of $14,092 for the three months ended December 31, 2008.

CelLynx Group, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

Note 10 – Subsequent Events

On January 6, 2009, the Company entered into a Note and Restricted Stock Purchase Agreement (the “Agreement”).  Pursuant to the Agreement, the Company (i) issued an unsecured convertible promissory note (“Convertible Note”) in the principal amount of $100,000 which is convertible into the Company’s common stock at a conversion price of $0.20 per share, and (ii) issued 50,000 shares of the Company’s restricted stock.  The Convertible Note is interest free and is due on January 30, 2009.  The Convertible Note is currently in default.

ITEM 2.                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

Certain statements in the Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

As used in this Form 10-Q, unless the context requires otherwise, “we” or “us” or the “Company” or “CelLynx” means CelLynx Group, Inc. and our subsidiary.

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

Just prior to the closing of the share exchange transaction, on July 23, 2008, we raised $1,575,000 in a private placement by issuing 10,500,000 shares of our common stock and warrants to purchase 10,500,000 shares of our common stock to investors at an exercise price of $0.20 per share.   See Item 1.01 of our Form 8-K filed on July 30, 2008 for additional details regarding this equity financing.

We have not generated any revenue since the commencement of our operations on October 11, 2005.  We have financed our operations primarily through proceeds from the issuance of common stock.  At this time, we believe that our current cash position will not be sufficient to meet our anticipated cash needs beyond February 2009.  We will need to raise additional capital in order to remain operational beyond this point.

If we are unable to raise additional capital in February 2009, we will be required to severely reduce, or even cease, our operations.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to our financial statements attached hereto as Exhibit 99.1, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis:

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

As of December 31, 2008, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

Capitalized cost for patents are amortized on a straight-line basis over the remaining twenty year legal life of each patent after the costs have been incurred. Once each patent or trademark is issued, capitalized costs are amortized on a straight-line basis over a period not to exceed 20 years and 10 years, respectively.

Plan of Operations

Overview

We are an early-stage developer of patent-pending technology that allows for the production of the next generation of cell phone boosters (also known as repeaters or amplifiers) for the small office, home office (SOHO) and vehicle.  This next generation product, CelLynx 5BARz, is a single piece unit that strengthens weak cellular signals to deliver higher quality signals for voice, data and video reception on cell phones being used indoors or in vehicles.  We have recently completed a prototype SOHO unit which delivers 45 decibel (dB) of gain in a Single Band PCS environment providing up to 1,500 square feet of indoor coverage.  This unit measures 6.5 X 7.5 X 2.5 inches, weighs approximately one pound and does not require the installation of antennas or cables in order to function.  Most SOHO cellular amplifiers currently on the market require a receiving tower or antenna, usually placed in an attic or on a rooftop, and a transmitting tower or antenna to be placed at least 35 feet from the other antenna with each connected to the amplifier by cable.  Our patent pending technology eliminates the need to distance the receiving and transmitting towers, allowing the two towers to be placed directly inside the amplifier, resulting in a more affordable, one piece unit sometimes referred to as ‘plug ‘n play’, i.e. requiring no installation other than plugging the unit into a power source. In order to optimize marketability, we are developing an improved model which it expects to operate in a dual band, PCS and Cellular, environment delivering 65 dB of gain thereby allowing for coverage of 2,500 to 3,000 square feet.  This dual-band unit would work with all current wireless carriers except Nextel which operates on its own frequency. The PCS network is generally used by the older carriers such as AT&T at 850MHz while the newer carriers such as T-Mobile operate on the Cellular network at 1900 MHz.  Management is confident that all of the critical functions required for this dual-band unit have been identified and that their engineering team has the capability to accomplish development leading to commercialization.

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

Results of Operations

Results of Operations for the Three Months Ended December 31, 2008 and 2007, respectively.

During the three months ended December 31, 2008, we incurred $151,527 of research and development expenses compared to $0 incurred during the three months ended December 31, 2007.  Research and development expenses relate to our ongoing development and testing of our cell phone boosters.  Our research and development costs were higher in 2008 compared to 2007 due to increase in personnel costs, consultant costs and materials.  We expect our research and development costs to increase as we continue to grow and develop our products.

During the three months ended December 31, 2008, we incurred $621,813 of general and administrative expenses, compared to $176,759 incurred during the three months ended December 31, 2007.  The increase is primarily due to an increase in salaries of approximately $193,000 an increase of payroll taxes of approximately $65,000, an increase in insurance expense of approximately $41,000, and an increase of rent expense of approximately $20,000.

During the three months ended December 31, 2008, we incurred $218,203 of non-operating expense, compared to $344,505 incurred during the three months ended December 31, 2007.  The decrease is due to a gain on the change in the fair value of the accrued beneficial conversion liability of $251,410, and a loss on the change in the fair value of the accrued warrant liability of $419,571 and a decrease in interest and financing costs of $289,090.  Interest and financing costs decreased because during the three months ended December 31, 2007, the Company recorded to financing costs the fair value of the beneficial conversion liability that exceeded the face amount of the convertible debt.

Financial Condition

As of  December 31, 2008, we had a working capital deficit of $314,180, compared to $5,301,132 as of September 30, 2008   The decrease in working capital deficit is due to the reclassification of the share based compensation liability, accrued beneficial conversion liability and accrued warrant liability to additional paid-in capital on November 7, 2008,  due to the increase of our authorized shares to 400,000,000 which provided sufficient shares to cover the potential conversion of the options, warrants and the convertible promissory notes.

For the three months ended December 31, 2008 and 2007 and for the period from October 11, 2005 (Date of Inception) to December 31, 2008, we incurred net losses of $991,543, $521,264 and $8,686,991, respectively. As of December 31, 2008 and 2007, we have a deficit accumulated during the development stage of $8,686,991 and $7,695,448, respectively.

The report of our independent registered public accounting firm for the fiscal year ended September 30, 2008 states that due to our net operating cash flow deficits and the deficit accumulated during the development stage,  there is a substantial doubt about our ability to continue as a going concern.

Capital Resources

We have financed our operations primarily through proceeds from the issuance of common stock.  From January to June 2008, we received approximately $750,000 in equity financing. In July 2008, we also received proceeds of $1,575,000 from a private placement financing transaction.  We believe that our current cash, anticipated cash flow from operations, and net proceeds from the private placement financing will be sufficient to meet our anticipated cash needs, including our cash needs for working capital and capital expenditures for only the next month.  We will need to raise additional capital in order to remain operational beyond this point.  We believe we will raise an additional $2,100,000 by the Investors exercising the warrants they were issued in the private placement financing transaction referenced above; however, the Investors are under no obligation to exercise their warrants and there can be no assurances that they will exercise their warrants.  We also believe we will receive an additional $10,000,000 from the Distribution Agreement we entered into with Dollardex, however, this funding is contingent on our meeting certain milestones and there can be no assurances that we will meet those milestones.  If we receive these funds, we believe we will have sufficient capital to meet our needs for the foreseeable future.  If these funds do not materialize, we will need to seek additional financing elsewhere.  In addition, we may require additional cash due to changes in business conditions or other future developments, including any investments or acquisitions we may decide to pursue. To the extent it becomes necessary to raise additional cash in the future, we may seek to raise it through the sale of debt or equity securities, funding from joint-venture or strategic partners, debt financing or loans, issuance of common stock or a combination of the foregoing. We currently do not have any binding commitments for, or readily available sources of, additional financing. We cannot provide any assurances that we will be able to secure the additional cash or working capital we may require in order to continue our operations, either now or in the future.

We raised $100,000 on January 6, 2009 through the issuance of an unsecured convertible promissory note and the issuance of 50,000 restricted shares of common stock.  The promissory note is due on January 30, 2009 and is interest free. The note is currently in default.

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

The following table summarizes our contractual obligations as of December 31 2008, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

		Less than
Contractual Obligation	Total	1 year	1-3 years
Note payable	$262,356	$-	$262,356
Stockholder notes	60,000	60,000	-
Operating lease	69,960	55,968	13,992
Total Contractual Obligations	$392,316	$115,968	$276,348

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934 (the "Exchange Act") require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, as of the Evaluation Date, our CEO and CFO believe that:

(i) our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in he reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure; and

(ii) our disclosure controls and procedures are not effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our company.

ITEM 1A.     RISK FACTORS

Not applicable.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5.                        OTHER INFORMATION

(a)	None.

(b)	There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.                        EXHIBITS

Exhibit Number	Description

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *
__________________
* Filed Herewith.

(1)	Filed on January 9, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(2)	Filed on May 27, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(3)	Filed as an exhibit to our Registration Statement on Form 10SB originally filed on August 26, 1999, as amended, an incorporated herein by reference.
(4)	Filed as an exhibit to our Quarterly Report on Form 10-QSB for the fiscal period ended September 30, 2003, and incorporated herein by reference.
(5)	Filed on July 15, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(6)	Filed on July 23, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(7)	Filed on July 30, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(8)	Filed on August 8, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(9)	Filed on November 21, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLYNX GROUP, INC.
(Registrant)

Date: February 23, 2009	By:	/s/ Daniel R. Ash
Daniel R. Ash
Chief Executive Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *
__________________
* Filed Herewith.