Form 10-Q
period 2009-03-31
CelLynx Group, Inc.
filed 2009-05-20
CIK 1067286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date: 126,513,489 issued and outstanding as of May 18, 2009.

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CELLYNX GROUP, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 AND SEPTEMBER 30, 2008

	March 31,	September 30,
	2009	2008
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$5,687	$599,024
Other current assets	40,500	6,862
TOTAL CURRENT ASSETS	46,187	605,886

EQUIPMENT, net	14,003	9,658
INTANGIBLE ASSETS, net	94,777	70,776
OTHER ASSETS	16,190	11,526
TOTAL ASSETS	$171,157	$697,846

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accrued liabilities	$556,203	$206,298
Accrued interest	19,517	12,507
Advances from related parties	38,470	-
Accrued derivative liabilities	-	5,677,156
Convertible stockholder notes, net of debt discount of $9,084 and $28,943
as of March 31, 2009 and September 30, 2008, respectively	93,916	11,057
Convertible notes, current portion	100,000	-
TOTAL CURRENT LIABILITIES	808,106	5,907,018

LONG TERM LIABILITIES:
Convertible promissory note, net of debt discount of $184,087 and $241,067
as of March 31, 2009 and September 30, 2008, respectively	78,269	21,289
Convertible stockholder notes, net of debt discount of $0 and $17,031 as of March 31, 2009 and September 30, 2008, respectively	-	2,969
TOTAL LIABILITIES	$886,375	$5,931,276

STOCKHOLDERS' DEFICIT:
Series A Preferred Stock, $0.001 par value;100,000,000 shares authorized:
nil and 45,516,034 shares issued and outstanding as of March 31, 2009 and September 30, 2008, respectively	-	45,516
Common stock, $0.001 par value, 400,000,000 authorized; 126,513,489 and
80,552,812 shares issued and outstanding as of March 31, 2009
and September 30, 2008, respectively	126,514	80,553
Additional paid in capital	8,689,369	2,335,949
Deficit accumulated during the development stage	(9,531,101)	(7,695,448)
Total stockholders' deficit	(715,218)	(5,233,430)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$171,157	$697,846

The accompanying notes are an integral part of these consolidated financial statements.

CELLYNX GROUP, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2009 AND 2008 AND FOR THE PERIOD
FROM OCTOBER 11, 2005 (DATE OF INCEPTION) TO MARCH 31, 2009

					For the period
					from October 11, 2005
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	(date of inception)
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008	to March 31, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net Revenue	$-	$-	$-	$-	$-

Cost of Revenue	-	-	-	-	-

Gross profit	-	-	-	-	-

Operating expenses
Research and development	60,572	53,068	212,099	53,068	811,924
General and administrative	729,414	492,225	1,351,227	668,984	6,484,253

Total operating expenses	789,986	545,293	1,563,326	722,052	7,296,177

Loss from operations	$(789,986)	$(545,293)	$(1,563,326)	$(722,052)	$(7,296,177)

Non-operating income (expense):
Interest income	-	-	961	-	7,253
Interest and financing costs	(54,124)	(8,620)	(105,127)	(348,713)	(1,049,712)
Change in fair value of accrued beneficial conversion liability	-	41,499	251,410	37,087	(900,582)
Change in fair value of accrued warrant liability	-	-	(419,571)	-	(291,883)

Total non-operating income (expense)	(54,124)	32,879	(272,327)	(311,626)	(2,234,924)

Loss before provision for income taxes	(844,110)	(512,414)	(1,835,653)	(1,033,678)	(9,531,101)

Provision for income taxes	-	-	-	-	-

Net loss	$(844,110)	$(512,414)	$(1,835,653)	$(1,033,678)	$(9,531,101)

Weighted average shares outstanding - Basic and Diluted:	126,449,818	31,095,485	116,753,891	29,140,755	40,274,498

Earnings per share - Basic and Diluted:	$(0.01)	$(0.02)	$(0.02)	$(0.04)	$(0.24)

The accompanying notes are an integral part of these consolidated financial statements.

CELLYNX GROUP, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR PERIOD FROM OCTOBER 11, 2005 (DATE OF INCEPTION) TO MARCH 31, 2009

						Deficit
						Accumulated
					Additional	During the	Total
	Preferred Stock		Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Deficit

Balance, October 11, 2005 (Date of Inception)	-	$-	-	$-	$-	$-	$-

Shares issued for cash	28,120,280	28,120	18,800,734	18,801	215,043	-	261,964
Shares issued for services	2,222,540	2,223	1,523,576	1,523	294,054	-	297,800
Options issues to employees and non employees	-	-	-	-	16,652	-	16,652
Net loss	-	-	-	-	-	(690,669)	(690,669)

Balance, September 30, 2006	30,342,820	$30,343	20,324,310	$20,324	$525,749	$(690,669)	$(114,253)

Shares issued for services	10,764,576	10,764	6,829,678	6,830	122,273	-	139,867
Net loss	-	-	-	-	-	(346,243)	(346,243)

Balance, September 30, 2007	41,107,396	$41,107	27,153,988	$27,154	$648,022	$(1,036,912)	$(320,629)

Shares issued for cash	-	-	938,897	939	745,345	-	746,284
Shares issued for services	4,408,638	4,409	4,362,037	4,362	563,231	-	572,002
Fair value of stock options reclassified to share-based compensation liability	-	-	-	-	(89,618)	-	(89,618)
Shares issued in merger with Norpac Technologies, Inc.	-	-	48,097,890	48,098	1,200,650		1,248,748
Fair value of warrants transferred to liability	-	-	-	-	(731,681)	-	(731,681)
Net loss	-	-	-	-	-	(6,658,536)	(6,658,536)

Balance, September 30, 2008	45,516,034	$45,516	80,552,812	$80,553	$2,335,949	$(7,695,448)	$(5,233,430)

Conversion of preferred shares to common shares upon the increase of authorized shares	(45,516,034)	(45,516)	45,516,034	45,516	-	-	-
Reclassify share based compensation liability to equity	-	-	-	-	2,701,572	-	2,701,572
Fair value of share based compensation for employees and consultants	-	-	-	-	345,836	-	345,836
Reclassify beneficial conversion liability to equity	-	-	-	-	2,120,181	-	2,120,181
Reclassify warrant liability to equity	-	-	-	-	1,023,564	-	1,023,564
Issuance of shares for purchase of licensing rights	-	-	57,143	57	7,372	-	7,429
Issuance of shares for promissory note	-	-	37,500	38	4,208	-	4,246
Issuance of warrants for consulting services	-	-	-	-	88,037	-	88,037
Issuance of shares for accounting services	-	-	350,000	350	62,650	-	63,000
Net loss	-	-	-	-	-	(1,835,653)	(1,835,653)

Balance, March 31, 2009 (unaudited)	-	$-	126,513,489	$126,514	$8,689,369	$(9,531,101)	$(715,218)

Effective July 24, 2008, the Company effected a 1.2579 for 1 forward stock split of the authorized, issued and outstanding common stock, without a change to the par value. All share amounts have been retroactively adjusted for all periods presented.

Effective July 24, 2008, the Company issued Series A Preferred Stock on a pro rata basis to the shareholders of CelLynx, Inc. All share amounts have been retroactively adjusted for all periods presented.

The accompanying notes are an integral part of these consolidated financial statements.

CELLYNX GROUP, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2009 AND 2008 AND FOR THE PERIOD
FROM OCTOBER 11, 2005 (DATE OF INCEPTION) TO MARCH 31, 2009

			For the period
			from October 11, 2005
	Six Months Ended	Six Months Ended	(date of inception)
	March 31, 2009	March 31, 2008	to March 31, 2009
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,835,653)	$(1,033,678)	$(9,531,101)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	3,139	406	6,236
Warrants issued for consulting services	88,037	-	88,037
Stock issued for services	22,500	43,600	1,032,169
Stock compensation expense for options issued to employees and consultants	345,836	206,649	2,987,594
Change in fair value of accrued beneficial conversion liability	(251,410)	(37,087)	900,582
Change in fair value of accrued warrant liability	419,571	-	291,883
Non-cash financing costs	-	328,630	833,321
Amortization of debt discount	98,115	15,734	184,200
Changes in operating assets and liabilities:
Change in other assets	2,198	(4,396)	(16,190)
Change in accrued liabilities	355,915	114,447	585,710
Net cash used in operating activities	$(751,752)	$(365,695)	$(2,637,559)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(6,663)	(1,728)	(18,809)
Increase in intangible assets	(16,392)	(17,323)	(87,777)
Net cash acquired in merger with Norpac Technologies, Inc.	-	-	1,250,114
Net cash provided by (used in) investing activities	$(23,055)	$(19,051)	$1,143,528

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	75,000	7,000	325,000
Proceeds from related parties	68,000	-	68,000
Proceeds from issuance of common stock	-	466,904	1,008,248
Advances from related parties	38,470	-	38,470
Proceeds from stockholders notes	-	-	60,000

Net cash provided by financing activities	$181,470	$473,904	$1,499,718

NET (DECREASE) INCREASE IN CASH	(593,337)	89,158	5,687

CASH, BEGINNING OF PERIOD	599,024	2,371	-

CASH, END OF PERIOD	$5,687	$91,529	$5,687

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of stock for licensing agreement	$7,429	$-	$7,429
Increase in convertible promissory note for interest payable	$-	$-	$12,356
Reclassify share- based compensation liability to additional paid-in capital	$2,701,572	$-	$2,701,572
Reclassify accrued beneficial conversion liability to additional paid-in capital	$2,120,181	$-	$2,120,181
Reclassify accrued warrant liability to additional paid-in capital	$1,023,564	$-	$1,023,564

The accompanying notes are an integral part of these consolidated financial statements

CelLynx Group, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements have been prepared by CelLynx Group, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results for the three months and six months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year ending September 30, 2009.

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

As a result of the reverse merger transactions described above the historical financial statements presented are those of CelLynx-California, the operating entities.  The CelLynx-California shareholder received 1.2579292 shares of stock in the Company for each share of CelLynx-California capital stock.  The consolidated statement of stockholders’ deficit and all shares and per-share information have been retroactively restated for all periods presented to reflect the reverse merger transaction.

On October 27, 2008, the Board of Directors approved a change of the Company’s fiscal year end from June 30 to September 30 to agree with the fiscal year of CelLynx-California.  The fiscal year end change was effective for the year ended September 30, 2008.

The Company develops and manufactures a cell phone signal amplifier. As of March 31, 2009, the Company has not commenced planned operations.

Development Stage Company and Going Concern

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is in the development stage since planned principal activities have not commenced and the Company has not generated any revenue. In a development stage company, management devotes most of its activities to developing a market for its products and services. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity and debt financing to continue operations and to generate sustainable revenue. There is no guarantee that the Company will be able to raise adequate equity or debt financing or generate profitable operations. For the six months ended March 31, 2009 and 2008, and for the period from October 11, 2005 (Date of Inception) to March 31, 2009, the Company incurred net losses of $1,835,653, $1,033,678, and $9,531,101, respectively. As of March 31, 2009 and September 30, 2008, the Company has a deficit accumulated during the development stage of $9,531,101 and $7,695,448, respectively. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management intends to raise additional funds through equity or debt financing.

CelLynx Group, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and have been consistently applied.  The accompanying consolidated financial statements include the accounts of CelLynx Group, Inc. and its 100% owned subsidiary, CelLynx, Inc.  All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates, upon which the carrying values were based.

Concentration of Credit Risk

Cash includes deposits in accounts maintained in the United States. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. As of September 30, 2008, the Company had deposits in excess of federally-insured limits totaling $399,204.  As of March 31, 2009, the Company did not have any amounts in excess of federally-insured limits.  The Company has not experienced any losses in such accounts.

Equipment

Equipment is stated at cost less accumulated depreciation.  Major renewals are charged directly to the equipment accounts, while replacements, maintenance, and repairs which do not improve or extend the respective lives of the assets are expensed currently.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are reviewed periodically to ensure that the depreciation method and period are consistent with the anticipated pattern of future economic benefits. Gains and losses on disposals are included in the results of operations. The useful life of the equipment is being depreciated over three years.

Intangible Assets

Acquired patents, licensing rights and trademarks are capitalized at their acquisition cost or fair value. The legal costs, patent registration fees, and models and drawings required for filing patent applications are capitalized if they relate to commercially viable technologies. Commercially viable technologies are those technologies that are projected to generate future positive cash flows in the near term. Legal costs associated with applications that are not determined to be commercially viable are expensed as incurred. All research and development costs incurred in developing the patentable idea are expensed as incurred. Legal fees from the costs incurred in successful defense to the extent of an evident increase in the value of the patents are capitalized.

CelLynx Group, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

Capitalized costs for patents are amortized on a straight-line basis over the remaining twenty year legal life of each patent after the costs have been incurred. Once each patent or trademark is issued, capitalized costs are amortized on a straight-line basis over a period not to exceed 20 years and 10 years, respectively. Licensing right is amortized on a straight-line over a period of 10 years.

Impairment or Disposal of Long-lived Assets

The Company applies the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.  Based on its review, the Company believes that as of March 31, 2009 and September 30, 2008, there were no significant impairments of its long-lived assets.

Revenue Recognition

The Company's financial statements are prepared under the accrual method of accounting.  Revenues will be recognized in the period the products are shipped.

Accrued Warrant Liability and Accrued Beneficial Conversion Liability

Pursuant to Emerging Issues Task Force (“EITF”) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the Company recorded the fair value of all outstanding options, warrants, and beneficial conversion features as accrued liabilities at September 30, 2008 since the Company did not have enough authorized shares to satisfy the exercise of its outstanding, options, warrants, and the conversion of the convertible promissory notes.  The Company reclassified the liabilities into additional paid-in capital on November 7, 2008 when the Company increased the number of authorized shares to 400,000,000.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial instruments held by the Company. SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), adopted in January 1, 2008, defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the consolidated balance sheets for other current assets and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

As of March 31, 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” became effective for the Company on October 1, 2008. SFAS No. 159 provides the Company with the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis with the difference between the carrying value before election of the fair value option and the fair value recorded upon election as an adjustment to beginning retained earnings. The Company chose not to elect the fair value option.

Income Taxes

Income taxes are provided based upon the liability method of accounting in accordance with SFAS No. 109, “Accounting for Income Taxes.”  Deferred income taxes are recognized for the tax effect of temporary differences between the basis of assets and liabilities for financial statement and income tax purposes.  Pursuant to SFAS No. 109 the Company is required to compute deferred income tax assets for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in the accompanying consolidated financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, (“Fin 48”) “Accounting for Uncertainty in Income Taxes,” during 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s consolidated financial statements.

Earnings Per Share

The Company reports earnings per share in accordance with the provision of SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires presentation of basic and diluted losses per share in conjunction with the disclosure of the methodology used in computing such losses per share. Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period, plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding stock options and warrants during the period.  Due to the net loss, none of the potential dilutive securities have been included in the calculation of dilutive earning per share since their effect would be anti-dilutive.

CelLynx Group, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

Stock-Based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. Under SFAS 123R, the Company’s volatility is based on the historical volatility of the Company’s stock or the expected volatility of similar companies. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company uses the Black-Scholes option-pricing model which was developed for use in estimating the fair value of options. Option-pricing models require the input of highly complex and subjective variables including the expected life of options granted and the Company’s expected stock price volatility over a period equal to or greater than the expected life of the options. Because changes in the subjective assumptions can materially affect the estimated value of the Company’s employee stock options, it is management’s opinion that the Black-Scholes option-pricing model may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123R using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”) which replaces SFAS No .141. SFAS 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting as well as requiring the expensing of acquisition-related costs as incurred. Furthermore, SFAS 141R provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is evaluating the impact, if any, that the adoption of this statement will have on its consolidated results of operations or consolidated financial position.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It is intended to eliminate the diversity in practice regarding the accounting for transactions between equity and noncontrolling interests by requiring that they be treated as equity transactions. Further, it requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS 160 also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary, among others.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption permitted, and it is to be applied prospectively. The Company is evaluating the impact that SFAS 160 will have on its consolidated financial position or results of operations.

CelLynx Group, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

In March 2008, the FASB issued SFAS 161, "Disclosures about Derivative Instruments and Hedging Activities." SFAS 161 is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable financial statement users to better understand the effects of derivatives and hedging on an entity's financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for interim periods and fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company does not anticipate that the adoption of SFAS 161 will have a material impact on its consolidated results of operations or consolidated financial position.

In May 2008, the FASB issued SFAS 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company does not expect the adoption of SFAS 162 will have a material impact on its consolidated results of operations or consolidated financial position.

On May 9, 2008, the FASB issued FASB FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants." Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact that FSP APB 14-1 will have on its consolidated results of operations or consolidated financial position.

On June 16, 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. FSP EITF 03-6-1 indicates that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the requirements of FSP EITF 03-6-1 and the impact that its adoption will have on the consolidated results of operations or consolidated financial position.

CelLynx Group, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

In June 2008, the FASB issued EITF 07-5, “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 “Accounting for Derivatives and Hedging Activities,” specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. This standard triggers liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the functional currency of the operating entity. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

In June 2008, FASB issued EITF 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5.”  The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” that result from EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” EITF 08-4 is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. The adoption of EITF 08-4 is not expected to have a material impact on the Company’s consolidated results of operations or consolidated financial position.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“FSP EITF 99-20-1”). FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS No. 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value measurements in accordance with FASB Statement No. 157 when there is not an active market or where the price inputs being used represent distressed sales. FSP FAS 157-4 provides additional guidance on the major categories for which equity and debt securities disclosures are to be presented and amends the disclosure requirements of FASB Statement No. 157 to require disclosure in interim and annual periods of the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. FSP FAS 157-4 shall be applied prospectively and is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment (“FSP FAS 115-2 and FAS 124-2”). The Company is in the process of evaluating the impact, if any, of applying this FSP on its consolidated financial statements.

CelLynx Group, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. This FSP amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. Also, if an entity elects to early adopt either FSP FAS 157-4 or FSP FAS 107-1 and APB 28-1, the entity also is required to early adopt this FSP.  The Company is currently evaluating this new FSP but does not believe that it will have a significant impact on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 requires companies to disclose in interim financial statements the fair value of financial instruments within the scope of FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments. However, companies are not required to provide in interim periods the disclosures about the concentration of credit risk of all financial instruments that are currently required in annual financial statements. The fair-value information disclosed in the footnotes must be presented together with the related carrying amount, making it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the balance sheet. FSP FAS 107-1 and APB 28-1 also requires that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period. The FSP shall be applied prospectively and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4 as well as FSP FAS 115-2 and FAS 124-2. The Company will adopt the disclosure requirements of this pronouncement for the quarter ended June 30, 2009, in conjunction with the adoption of FSP FAS 157-4, FSP FAS 115-2 and FAS 124-2.

Note 3 - Equipment

Equipment consists of the following:

CelLynx Group, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

	March 31,	September 30,
	2009	2008
Office furniture & equipment	$9,879	$4,211
Computer equipment	8,930	7,935
	18,809	12,146
Accumulated depreciation	(4,806)	(2,488)
Equipment, net	$14,003	$9,658

The Company recorded depreciation expense of $1,463 and $2,318, for the three and six months ended March 31, 2009, respectively, $0 and $406, for the three and six months ended March 31,2008, respectively, and $4,806 for the period from October 11, 2005 (date of inception) to March 31, 2009.

Note 4 - Intangible Assets

The Company incurred legal costs in acquiring patent and trademark rights. These costs are projected to generate future positive cash flows in the near term and have been capitalized to intangible assets in the period incurred. Once each patent or trademark is issued, capitalized costs are amortized on a straight-line basis over a period not to exceed 20 years and 10 years, respectively.

	March 31,	September 30,
	2009	2008
Patents	$75,590	$59,198
Trademarks	12,187	12,187
License rights	8,429	-
	96,206	71,385
Accumulated depreciation	(1,429)	(609)
Intangibles, net	$94,777	$70,776

The Company recorded amortization expense related to the trademarks of $516 and $821 for the three and six months ended March 31, 2009, respectively, and $1,430 for the period from October 11, 2005 (date of inception) to March 31, 2009.  The Company did not record any amortization for the three and six months ended March 31, 2008.

No amortization has been recorded for the patents as of March 31, 2009, as the patents have not been issued to the Company.

Note 5 - Convertible Promissory Notes

Convertible Promissory Note Issued August 15, 2006

On August 15, 2006, the Company issued a secured promissory note (the “August 2006 Note”) for $250,000 to an unrelated entity (the “Holder”).  On November 10, 2007, the August 15, 2006 Note was amended (the “Amended Note”).  At the date of the amendment, the Company was obligated to pay to the Holder $262,356 which represented the principal and accrued interest and the Holder was entitled to purchase shares of the Company’s securities pursuant to a Warrant to Purchase Common Stock dated August 15, 2006 (“August 2006 Warrant”).  In contemplation of the completion of the reverse merger, the Company and the Holder reached an agreement whereby this Amended Note superseded the August 2006 Note and canceled the August 2006 Warrant.  The principal amount of the Amended Note is $262,356, is unsecured and is convertible into 6,340,029 shares of common stock of the Company and bears interest at 4% per annum, computed on the basis of the actual number of days elapsed and a year of 365 days.  All unpaid principal, together with any then accrued but unpaid interest, shall be due and payable upon the earlier of (i) November 9, 2010 at the written request of the holder to the Company, or (ii) when, upon or after the occurrence of an event of default.  At the date of conversion, the Company determined that the Amended note had a beneficial conversion feature with a fair value of $767,047. The Company recorded a debt discount of $262,356 and expensed as financing costs the $504,691 of the beneficial conversion feature that exceeded the principal balance.

CelLynx Group, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

Convertible Promissory Note Issued February 19, 2009

On February 18, 2009, the Company issued to an unrelated third party, (1) an unsecured convertible promissory note for an aggregate principal balance of $75,000 with a conversion price of $0.20 per share and (2) 37,500 shares of the Company’s restricted common stock.  The interest rate on the note is 4.0% per annum and had an original maturity date of March 31, 2009 with was subsequently amended to May 31, 2009.  The Company determined the relative fair value of the convertible promissory note and the stock on the date of issuance.  The fair value of the stock was $4,246 which was recorded as a debt discount and was amortized over the original maturity date and included in financing expenses in the accompanying consolidated financial statements.

Convertible Promissory Note Issued March 3, 2009

On March 3, 2009, the Company issued an unsecured convertible promissory note to an unrelated third party for an aggregate principal balance of $25,000 with a conversion price of $0.20.  The convertible promissory note was due on April 30, 2009 and is non-interest bearing.  However, the note was subsequently amended to extend the due date to May 31, 2009.

The Company recorded interest expense relating to the convertible promissory notes of $2,933, and $5,549, for the three and six months ended March 31, 2009, respectively, $2,500 and $5,000, for the three and six months ended March 31, 2008, respectively, and $26,605 for the period ended October 11, 2005 (date of inception) to March  31, 2009.

The Company amortized $28,177 and $61,226 of the debt discount for the three and six months ended March 31, 2009, respectively, and $78,269 for the period from October 11, 2005 (date of inception) to March 31, 2009.  As of March 31, 2009 and September 30, 2008, the unamortized debt discount is $184,087 and $241,067, respectively.

CelLynx Group, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

The following table summarized the convertible promissory notes:

Description	Balance
Balance, September 30, 2008, net	$21,289
Issue convertible note, February 19, 2009	75,000
Issue convertible note, March 3, 2009	25,000
Additional debt discounts	(4,246)
Amortization of debt discounts	61,226
Balance, March 31, 2009, net (unaudited)	178,269
Less, current portion (unaudited)	(100,000)
Convertible note, long term (unaudited)	$78,269

Note 6 - Convertible Promissory Notes - Related Parties

Stockholder Notes Issued March 27, 2007

On March 27, 2007, the Company issued convertible promissory notes to two stockholders of the Company.  The principal of each convertible promissory note was $20,000 for a combined total of $40,000.  The convertible promissory notes bear interest at 4% per annum, computed on the basis of the actual number of days elapsed and a year of 365 days and was scheduled to mature on March 27, 2009; however, the maturity date was extended to July 31, 2009. All or a portion of the outstanding principal amount and accrued interest was originally convertible at the option of the note holder at $0.01 per share (adjusted to reflect subsequent stock dividends, stock splits, combinations or recapitalizations). All unpaid principal, together with any then unpaid and accrued interest and any other amounts payable hereunder, shall be due and payable on the earlier of (i) that date which is two years after the issue date listed above, or (ii) when, upon or after the occurrence of an Event of Default as defined in the promissory note.

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

CelLynx Group, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

The Company recorded interest expense related to the notes of $591 and $1,199 for the three months and six months ended March 31, 2009, respectively, $600 and $1,418, for the three and six months ended March 31, 2008, and $4,625 for the period from October 11, 2005 (date of inception) to March 31, 2009.

The Company amortized $17,913 and $36,890 of the debt discount for the three and six months ended March 31, 2009, and $50,916 for the period from October 11, 2008 (date of inception) to March 31, 2009.  The Company did not amortize any debt discount for the three and six months ended March 31, 2008.  As of March 31, 2009, the unamortized debt discount is $9,084.

Stockholder Note Issued February 4, 2009

On February 4, 2009, the Company issued an unsecured convertible promissory note to a related party for an aggregate principal amount of $43,000.  The convertible promissory note has a conversion price of $0.20.  The convertible promissory note was due on March 31, 2009 and was non-interest bearing.  However, the note was subsequently amended to extend the due date to May 31, 2009 and accrue interest from the inception of the note at a rate of 4.0%.

The Company recorded interest expense related to the note of $264 for the three and six months ended March 31, 2009 and for the period from October 11, 2005 (date of inception) to March 31, 2009.

Note 7 - License Agreement

On January 12, 2009, the Company entered into a License Agreement with an unrelated party.  The License Agreement gave the Company the right to manufacture, use, import, offer to sell, lease, distribute or otherwise exploit the technology rights and intellectual rights.  The License Agreement has a term of ten years.  As consideration for the License Agreement, the Company issued 57,143 shares of its Common Stock and paid $1,000 in cash.  The Company determined the fair value of the License Agreement to be $7,429 based on the market value of its Common Stock on the date of the agreement plus the $1,000, for a total acquisition cost of $8,429, which is included in the accompanying consolidated balance sheets and is being amortized over ten years.

Note 8 - Consulting Agreement

On March 31, 2009, the Company entered into a Consulting Agreement with an outside third party.  In connection with this Consulting Agreement, the Company issued warrants to purchase 2,000,000 shares of its Common Stock.  The exercise price for the warrants is as follows:

Number of
warrants issued	Exercise Price

300,000	$0.10 per share
500,000	$0.15 per share
600,000	$0.20 per share
600,000	$0.25 per share
2,000,000

CelLynx Group, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

The vesting schedule is as follows:

Number of
warrants issued	Exercise Price	Vesting dates

300,000	$0.10 per share	Immediately
500,000	$0.15 per share	Immediately
50,000	$0.20 per share	Immediately
550,000	$0.20 per share	At time of extension
600,000	$0.25 per share	12 months after the execution of consulting agreement
2,000,000

As of March 31, 2009, the fair value of the vested warrants was $88,037.  The fair value was computed using the Black-Scholes option pricing model under the following assumptions: (1) expected life of 5 years; (2) volatility of 110%; (3) risk free interest of 2.22% and (4) dividend rate of 0%.  The Company recorded as consulting expense $88,037 for the six month period ended March 31, 2009.  The Company will determine the fair value of the unvested warrants at each reporting date and expense the fair value over the vesting periods.

Note 9 - Stockholder’s Equity

Stock Options

On December 3, 2007, the Board of Directors adopted the 2007 Stock Incentive Plan (the “Plan”) of CelLynx, Inc.  All of the Company’s employees, officers, directors, consultants and advisors are eligible to be granted options, restricted stock awards, or other stock-based awards under the Plan.  The Plan will be administered by the Board.  The Board shall have authority to grant awards and to adopt, amend and repeal such administrative rules, guidelines and practices relating to the Plan as it shall deem advisable.  Subject to certain adjustments, awards may be made under the Plan for up to 25,000,000 shares of common stock of the Company.  The Board shall establish the exercise price at the time each Option is granted.  In July 2008, the Company amended to increase the number of awards from 25,000,000 to 75,000,000.

The following table summarizes information with respect to options issuable under the Plan and outside the Plan.

CelLynx Group, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

	Number of	Weighted Average	Aggregate
	Shares	Exercise Price	Intrinsic Value
Outstanding, October 11, 2005 (date of inception)	-
Granted	5,660,682	$0.015
Forfeited	(4,245,512)
Exercised	-
Outstanding, September 30, 2006	1,415,170	$0.015
Granted	-
Canceled	-
Exercised	-
Outstanding at September 30, 2007	1,415,170	$0.015
Granted	52,486,693	$0.075
Canceled	-
Exercised	-
Outstanding at Sepember 30, 2008	53,901,863	$0.072
Granted	3,495,480	$0.12
Canceled	(4,002,101)	$0.09
Exercised	-
Outstanding at March 31, 2009	53,395,242
Exercisable at March 31, 2009	18,671,002	$0.070	$1,488,270

The number and weighted average exercise prices of all options outstanding as of March 31, 2009 are as follows:

Options outstanding

			Weighted
		Weighted	Average
	Number	Average	Remaining
Range of	Outsanding	Exercise	Contractual Life
Exercise Price	March 31, 2009	Price	(Years)

$0.014	943,447	$0.014	6.58
$0.016	471,723	$0.016	6.76
$0.072	25,426,065	$0.072	3.68
$0.079	23,058,527	$0.079	3.88
$0.180	48,000	$0.180	4.70
$0.120	2,032,520	$0.120	0.08
$0.110	1,414,960	$0.110	1.44
	53,395,242	$0.070	3.65

CelLynx Group, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

Warrants

On July 23, 2008, the Company issued warrants to purchase 10,500,000 shares of its common stock at an exercise price of $0.20.  The Warrants expire on July 22, 2010 except in the event that at any time the Company has manufactured 25 or more of its mobile or home repeater units, then the Company may, at its option, accelerate the expiration of the warrants by giving notice to the holder.  If the holder does not exercise the warrant within 30 days of the giving of the notice of acceleration, the warrants will expire and the holder will have no further rights to acquire any shares of the company under the warrants.  The Company gave notice of acceleration on February 27, 2009.  The Company canceled the 10,500,000 warrants as none of them had been exercised within the required 30 days.

The following table summarizes the warrant activity for the six months ended March 31, 2009:

Number of
Warrants
Outstanding, Sepember 30, 2008	10,500,000
Granted	2,000,000
Canceled	(10,500,000)
Exercised	-
Outstanding, March 31, 2009 (unaudited)	2,000,000

Note 10 - Operating Lease

On February 21, 2008, the Company entered into a one year lease for office space for its El Dorado Hills, California, office, which was amended to extend the lease term to March 31, 2010.  The lease requires monthly payments of $2,198. On August 26, 2008, the Company entered into an eighteen month lease for office space for its Mission Viejo, California, office beginning on October 1, 2008 and expiring on March 31, 2010.  The lease requires monthly payments of $4,664.

The Company recorded rent expense of $22,915 and $43,601, for the three and six months ended March 31, 2009, respectively, $2,198 and $2,198, for the three and six months ended March 31, 2008, respectively, and $56,789, for the period from October 11, 2005 (date of inception) to March 31, 2009.

The minimum further payments listed as follows:

Year ending March 31, 2010	$82,344
Year ending March 31, 2011 and after	-
Total	$82,344

CelLynx Group, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

Note 11 – Subsequent Events

On April 23, 2009, the Company entered into a Securities Issuance Agreement (“Securities Agreement”) with four related parties (the “Investor”).  Pursuant to the Securities Agreement, The Company agrees to sell and issue to the Investor 2,785,000 shares of its Common Stock and warrants to purchase 2,785,000 shares of Common Stock at $0.10 per share for an aggregate purchase price of $278,500.  As of May 18, 2009, the Company had received $216,500 of this amount.  Under the Agreement, the Company accepted the resignation of Mr. Legendre as Executive Chairman of the Board of Directors of the Company.  The Company agreed that all of Mr. Legendre’s 12,234,608 options would be immediately canceled.  As full compensation for his services to the Company to date, he would receive 2,000,000 shares of common stock.  In addition, the Company agreed that all of Mr. Risheq’s, a director, 9,645,889 options would be immediately canceled.  As full compensation for his services to the Company to date, he would receive 1,500,000 shares of common stock.

On May 6, 2009, the Company entered into a one year agreement with its new Executive Chairman that provides for monthly payments of $10,000 and the issuance of 100,000 options to purchase shares of the Company’s common stock for $0.16 per share.

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

Just prior to the closing of the share exchange transaction, on July 23, 2008, we raised $1,575,000 in a private placement by issuing 10,500,000 shares of our common stock and warrants to purchase 10,500,000 shares of our common stock to investors at an exercise price of $0.20 per share.   These warrants were subsequently canceled in the 2nd fiscal quarter of 2009.

We have not generated any revenue since the commencement of our operations on October 11, 2005.  We have financed our operations primarily through proceeds from the issuance of common stock and convertible promissory notes.  At this time, we believe that our current cash position will not be sufficient to meet our anticipated cash needs.  We will need to raise additional capital in order to remain operational beyond this point.

If we are unable to raise additional capital, we will be required to severely reduce, or even cease, our operations.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements attached hereto as Exhibit 99.1, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis:

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial instruments held by us. SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), adopted on January 1, 2008, defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the consolidated balance sheets for other current assets and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

As of March 31, 2009, we did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

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

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, (“Fin 48”) “Accounting for Uncertainty in Income Taxes,” during 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on our consolidated financial statements.

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

Intangible Assets

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

Capitalized cost for patents are amortized on a straight-line basis over the remaining twenty year legal life of each patent after the costs have been incurred. Once each patent or trademark is issued, capitalized costs are amortized on a straight-line basis over a period not to exceed 20 years and 10 years, respectively. Licensing right is amortized on a straight-line basis over a period of 10 years.

Plan of Operations

Overview

We are an early-stage producer of the next generation of cell phone boosters (also known as repeaters or amplifiers) for the small office, home office (SOHO) and vehicle.  This next generation product line, CelLynx 5BARz™ , uses our patent pending technology to create a single-piece plug ‘n play unit that strengthens weak cellular signals to deliver higher quality signals for voice, data and video reception on cell phones and other cellular devices being used indoors or in vehicles.

We have developed a mobile “Universal Unit” designed primarily for use in vehicles, or for single-room coverage in the home or office that is presently going into commercialization with the initial mass production run scheduled for completion in July.  The Company recently received an order for 10,000 units from a leading e-commerce marketer of cellular accessories. The Unit will produce up to 45 dB of gain offering higher performance than the competition within the interior of a vehicle cabin or single room, while minimizing the signal degrading effects of cabling.  Initially envisioned as a plug ‘n play mobile unit to be used in vehicles with a 12 volt cigarette lighter power adapter, the 5BARz Universal Unit has also proven highly effective for single-room coverage in a home or office. Accordingly, we plan to introduce the 5BARz Universal Unit with a 110 volt power cord for indoor single-room use, as well as with an accessory portable battery pack that can be used virtually anywhere a weak signal exists. Using the 5BARz Universal Unit with Bluetooth® extends the effective coverage range to that of the Bluetooth® signal.    The Universal Unit is an adaptation of the SOHO Unit described below.

We have recently completed a prototype SOHO Unit which delivers 45 decibel (dB) of gain in a Single Band PCS environment providing up to 1,500 square feet of indoor coverage.  We plan to commercialize this technology, with production and distribution scheduled to begin, in the forth calendar quarter of 2009. This unit measures 6.5 X 7.5 X 2.5 inches, weighs approximately one pound and does not require the installation of antennas or cables in order to function.  Most SOHO cellular amplifiers currently on the market require a receiving tower or antenna, usually placed in an attic or on a rooftop, and a transmitting tower or antenna to be placed at least 35 feet from the other antenna with each connected to the amplifier by cable.  Our patent pending technology is designed to eliminate the need to distance the receiving and transmitting towers, allowing the two towers to be placed directly inside the amplifier, resulting in a more affordable, one piece unit sometimes referred to as ‘plug ‘n play’, i.e. requiring no installation other than plugging the unit into a power source. In order to optimize marketability, we are developing an improved model which is expected to operate in a dual band, PCS and Cellular, environment delivering 65 dB of gain thereby allowing for coverage of 2,500 to 3,000 square feet.  This dual-band unit would work with all current wireless carriers except Nextel which operates on its own frequency. The PCS network is generally used by the older carriers such as AT&T at 850MHz while the newer carriers such as T-Mobile operate on the Cellular network at 1900 MHz.  Management is confident that all of the critical functions required for this dual-band unit have been identified and that their engineering team has the capability to complete development leading to commercialization.

Our product line is being manufactured by contract manufacturers located in Philippines, with whom CelLynx has established manufacturing and supply chain relationships.   These manufacturers allow us to capitalize on the full advantages of multiple manufacturing locations with a trained and experienced technical work force, state of the art facilities and knowledge of all aspects of supply chain management, operational execution, global logistics and reverse logistics. The marketing and sales functions will be handled in house incorporating a multi-channel strategy that includes distribution partners, wireless service providers, retail outlets and international joint ventures.

Material Impact of Known Events on Liquidity

There are no known events that are expected to have a material impact on our short-term or long-term liquidity.

Results of Operations

Results of Operations for the Six Months Ended March 31, 2009 and 2008, respectively.

During the six months ended March 31, 2009, we incurred $212,099 of research and development expenses compared to $53,068 incurred during the six months ended March 31, 2008.  Research and development expenses relate to our ongoing development and testing of our cell phone boosters.  Our research and development costs were higher in 2009 compared to 2008 due to increase in personnel costs, consultant costs and materials.  We expect our research and development costs to increase as we continue to grow and develop our products.

During the six months ended March 31, 2009, we incurred $1,351,227 of general and administrative expenses, compared to $668,984 incurred during the six months ended March 31, 2008.  The increase is primarily due to an increase in salaries and the payroll taxes of approximately $225,000, an increase in insurance expense of approximately $64,040, an increase professional services of approximately $290,649, and an increase of rent expense of approximately $43,000.

During the six months ended March 31, 2009, we incurred $272,327 of non-operating expense, compared to $311,626 incurred during the six months ended March 31, 2008.  The decrease is due to a gain on the change in the fair value of the accrued beneficial conversion liability of $251,410, and a loss on the change in the fair value of the accrued warrant liability of $419,571.  Interest and financing costs decreased because the Company recorded non-cash financing costs of $328,630 during the six months ended March 31, 2008 for which there was no such charge for the six months ended March 31, 2009.

Results of Operations for the Three Months Ended March 31, 2009 and 2008, respectively.

During the three months ended March 31, 2009, we incurred $60,572 of research and development expenses compared to $53,068 incurred during the three months ended March 31, 2008.  Research and development expenses relate to our ongoing development and testing of our cell phone boosters.  Our research and development costs were higher in 2009 compared to 2008 due to increase in personnel costs, consultant costs and materials.  We expect our research and development costs to increase as we continue to grow and develop our products.

During the three months ended March 31, 2009, we incurred $729,414 of general and administrative expenses, compared to $492,225 incurred during the three months ended March 31, 2008.  The increase is primarily due to an increase in professional fees of approximately $119,237, and an increase in share based compensation expenses of approximately $113,577.

During the three months ended March 31, 2009, we incurred $54,124 of non-operating expense, compared to $32,879 of non-operating income  during the three months ended March 31, 2008 for a change of $87,003  The change is due to increase in interest and financing cost of $45,504 related to an increase in convertible notes and amortization of debt discounts. Also, during the three months ended March 31, 2008, we recorded a  gain on the change in the fair value of the accrued beneficial conversion liability of $41,499.  During the three months ended March 31, 2009, we did not recognized a change in the accrued beneficial conversion liability as it was reclassified to equity subsequent in November 2008.

Liquidity and Capital Resources

Financial Condition

As of  March 31, 2009, we had a working capital deficit of $761,919, compared to $5,301,132 as of September 30, 2008   The decrease in working capital deficit is due to the reclassification of the share based compensation liability, accrued beneficial conversion liability and accrued warrant liability to additional paid-in capital on November 7, 2008, due to the increase of our authorized shares to 400,000,000 which provided sufficient shares to cover the potential conversion of the options, warrants and the convertible promissory notes.

For the three and six months ended March 31, 2009, we incurred net losses of $844,110 and $1,835,653, respectively, and for the three and six months ended March 31, 2008, we incurred net losses of $512,414 and $1,033,678, respectively. As of March 31, 2009 and September 30, 2008, we have a deficit accumulated during the development stage of $9,531,101 and $7,695,448, respectively.

The report of our independent registered public accounting firm for the fiscal year ended September 30, 2008 states that due to our net operating cash flow deficits and the deficit accumulated during the development stage,  there is a substantial doubt about our ability to continue as a going concern.

Capital Resources

During the six months ended March 31, 2009, we received approximately $143,000 from the issuance of convertible promissory notes and $38,470 as a related party advance.  We also entered into a Securities Purchase Agreement on April 23, 2009 with four related parties.  Pursuant to the Securities Purchase Agreement, we agreed to sell and issue to 2,785,000 shares of our Common Stock and warrants to purchase 2,785,000 shares of Common Stock at $0.10 per share for an aggregate purchase price of $278,500.  Through the date of this filing, we have received $216,500.

We have a distribution agreement that upon us delivering 200 units requires the distributor to contribute $1 million in capital to us in order to maintain its distribution rights for our products.  There can be no assurance that we will be able to deliver these 200 units or the distributor will contribute the $1 million.

We believe that our current cash, anticipated cash flow from operations, and net proceeds from the private placement financing will not be sufficient to meet our anticipated cash needs, including our cash needs for working capital and capital expenditures. We will need to raise additional capital in order to remain operational beyond this point.   To the extent it becomes necessary to raise additional cash in the future, we may seek to raise it through the sale of debt or equity securities, funding from joint-venture or strategic partners, debt financing or loans, issuance of common stock or a combination of the foregoing. We currently do not have any binding commitments for, or readily available sources of, additional financing. We cannot provide any assurances that we will be able to secure the additional cash or working capital we may require in order to continue our operations, either now or in the future.

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

The following table summarizes our contractual obligations as of March 31 2009, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

		Less than
Contractual obligation	Total	1 year	1-3 years

Note Payable	$362,356	$100,000	$262,356
Stockholder notes	103,000	103,000	-
Operating lease	82,344	82,344	-
	$547,700	$285,344	$262,356

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

CELLYNX GROUP, INC.
(Registrant)

Date: May 20, 2009	By:	/s/ Daniel R. Ash
Daniel R. Ash
Chief Executive Officer