Form 10-Q
period 2009-06-30
CelLynx Group, Inc.
filed 2009-08-14
CIK 1067286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files).  Yes  ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Non-Accelerated Filer ☐
Accelerated Filer ☐	Smaller Reporting Company ☒

The registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date: 134,021,216 issued and outstanding as of August 14, 2009.

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CELLYNX GROUP, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2009 AND SEPTEMBER 30, 2008

	June 30,	September 30,
	2009	2008
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$26,736	$599,024
Other current assets	31,500	6,862
TOTAL CURRENT ASSETS	58,236	605,886

EQUIPMENT, net	12,688	9,658
INTANGIBLE ASSETS, net	94,262	70,776
OTHER ASSETS	16,190	11,526
TOTAL ASSETS	$181,376	$697,846

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accrued liabilities	$635,705	$206,298
Accrued interest	23,894	12,507
Accrued derivative liabilities	-	5,677,156
Convertible stockholder notes, net of debt discount of $5,110 and $28,943
as of June 30, 2009 and September 30, 2008, respectively	97,890	11,057
Convertible promissory notes, current portion	100,000	-
TOTAL CURRENT LIABILITIES	857,489	5,907,018

LONG TERM LIABILITIES:
Convertible promissory note, net of debt discount of $155,598 and $241,067
as of June 30, 2009 and September 30, 2008, respectively	106,758	21,289
Convertible stockholder notes, net of debt discount of $0 and $17,031	-	2,969
TOTAL LIABILITIES	$964,247	$5,931,276

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Series A Preferred Stock, $0.001 par value;100,000,000 shares authorized;
nil and 45,516,034 shares issued and outstanding
as of June 30, 2009 and September 30, 2008, respectively	-	45,516
Common stock, $0.001 par value, 400,000,000 authorized; 134,021,216 and
80,552,812 shares issued and outstanding as of June 30, 2009
and September 30, 2008, respectively	134,022	80,553
Additional paid-in capital	10,031,732	2,335,949
Deficit accumulated during the development stage	(10,948,625)	(7,695,448)
Total stockholders' deficit	(782,871)	(5,233,430)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$181,376	$697,846

The accompanying notes are an integral part of these consolidated financial statements.

CELLYNX GROUP, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2009 AND 2008 AND FOR THE PERIOD
FROM OCTOBER 11, 2005 (DATE OF INCEPTION) TO JUNE 30, 2009

					For the period
					from October 11, 2005
	Three Months Ended		Nine Months Ended		(date of inception)
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	to June 30, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net Revenue	$-	$-	$-	$-	$-

Cost of Revenue	-	-	-	-	-

Gross profit	-	-	-	-	-

Operating expenses
Research and development	78,393	65,101	290,492	118,169	890,317
General and administrative	1,302,290	346,584	2,653,517	1,015,568	7,786,543
Total operating expenses	1,380,683	411,685	2,944,009	1,133,737	8,676,860
Loss from operations	$(1,380,683)	$(411,685)	$(2,944,009)	$(1.133,737)	$(8,676,860)

Non-operating income (expense):
Interest income	-	33	961	33	7,253
Interest and financing costs	(36,841)	(13,114)	(141,968)	(361,827)	(1,086,553)
Change in fair value of accrued beneficial conversion liability	-	(3,673)	251,410	33,414	(900,582)
Change in fair value of accrued warrant liability	-	-	(419,571)	-	(291,883)
Total non-operating expense	(36,841)	(16,754)	(309,168)	(328,380)	(2,271,765)

Loss before provision for income taxes	(1,417,524)	(428,439)	(3,253,177)	(1,462,117)	(10,948,625)

Provision for income taxes	-	-	-	-	-

Net loss	$(1,417,524)	$(428,439)	$(3,253,177)	$(1,462,117)	$(10,948,625)

Weighted average shares outstanding - Basic and Diluted:	130,965,347	34,204,121	121,491,043	30,822,384	46,351,720

Earnings per share - Basic and Diluted:	$(0.01)	$(0.01)	$(0.03)	$(0.05)	$(0.24)

The accompanying notes are an integral part of these consolidated financial statements.

CELLYNX GROUP, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM OCTOBER 11, 2005 (DATE OF INCEPTION) TO JUNE 30, 2009

						Deficit
						Accumulated
					Additional	During the	Total
	Preferred Stock		Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Deficit

Balance, October 11, 2005 (Date of Inception)	-	$-	-	$-	$-	$-	$-

Shares issued for cash	28,120,280	28,120	18,800,734	18,801	215,043	-	261,964
Shares issued for services	2,222,540	2,223	1,523,576	1,523	294,054	-	297,800
Options issues to employees and non employees	-	-	-	-	16,652	-	16,652
Net loss	-	-	-	-	-	(690,669)	(690,669)

Balance, September 30, 2006	30,342,820	$30,343	20,324,310	$20,324	$525,749	$(690,669)	$(114,253)

Shares issued for services	10,764,576	10,764	6,829,678	6,830	122,273	-	139,867
Net loss	-	-	-	-	-	(346,243)	(346,243)

Balance, September 30, 2007	41,107,396	$41,107	27,153,988	$27,154	$648,022	$(1,036,912)	$(320,629)

Shares issued for cash	-	-	938,897	939	745,345	-	746,284
Shares issued for services	4,408,638	4,409	4,362,037	4,362	563,231	-	572,002
Fair value of stock options reclassified to share-based compensation liability	-	-	-	-	(89,618)	-	(89,618)
Shares issued in merger with Norpac Technologies, Inc.	-	-	48,097,890	48,098	1,200,650		1,248,748
Fair value of warrants transferred to liability	-	-	-	-	(731,681)	-	(731,681)
Net loss	-	-	-	-	-	(6,658,536)	(6,658,536)

Balance, September 30, 2008	45,516,034	$45,516	80,552,812	$80,553	$2,335,949	$(7,695,448)	$(5,233,430)

Conversion of preferred stock to common stock upon the increase of authorized shares.	(45,516,034)	(45,516)	45,516,034	45,516	-	-	-
Reclassification of share based compensation liability to equity	-	-	-	-	2,701,572	-	2,701,572
Fair value of share based compensation for employees and consultants	-	-	-	-	604,089	-	604,089
Reclassification of beneficial conversion liability to equity	-	-	-	-	2,120,181	-	2,120,181
Reclassification of warrant liability to equity	-	-	-	-	1,023,564	-	1,023,564
Issuance of common stock for the purchase of licensing rights	-	-	57,143	57	7,372	-	7,429
Issuance of common stock for promissory note	-	-	37,500	38	4,208	-	4,246
Issuance of warrants for consulting services	-	-	-	-	111,155	-	111,155
Issuance of common stock for accounting services	-	-	350,000	350	62,650	-	63,000
Issuance of common stock for consulting services	-	-	3,722,727	3,723	686,277	-	690,000
Issuance of common stock for cash	-	-	3,785,000	3,785	374,715	-	378,500
Net loss	-	-	-	-	-	(3,253,177)	(3,253,177)

Balance, June 30, 2009 (unaudited)	-	$-	134,021,216	$134,022	$10,031,732	$(10,948,625)	$(782,871)

Effective July 24, 2008, the Company effected a 1.2579 for 1 forward stock split of the authorized, issued and outstanding common stock, without change to par value. All share  amounts have been retroactively adjusted for all periods presented.

Effective July 24, 2008, the Company issued Series A Preferred Stock on a pro rata basis to the shareholders of CelLynx, Inc.  All share amounts have been retroactively adjusted for all periods presented.

The accompanying notes are an integral part of these consolidated financial statements.

CELLYNX GROUP, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008 AND FOR THE PERIOD
FROM OCTOBER 11, 2005 (DATE OF INCEPTION) TO JUNE 30, 2009

			For the period from
	Nine Months	Nine Months	October 11, 2005 (date of inception)
	Ended	Ended	to
	June 30, 2009	June 30, 2008	June 30, 2009
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,253,177)	$(1,462,117)	$(10,948,625)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	4,968	1,157	8,065
Warrants issued for services	111,155	-	111,155
Stock issued for services	721,500	114,882	1,731,169
Stock compensation expense for options issued to employees and consultants	604,089	394,896	3,245,847
Change in fair value of accrued beneficial conversion liability	(251,410)	(37,087)	900,582
Change in fair value of accrued warrant liability	419,571	-	291,883
Non cash financing costs	-	328,630	833,321
Amortization of debt discount	130,579	39,807	216,664
Changes in operating assets and liabilities:
Change in other assets	2,198	(2,198)	(16,190)
Change in accrued liabilities and accrued interest	439,794	5,388	669,589
Net cash used in operating activities	$(1,070,733)	$(616,642)	$(2,956,540)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(6,663)	(4,259)	(18,809)
Purchase of intangible assets	(16,392)	(32,384)	(87,777)
Net cash acquired in merger with Norpac Technologies, Inc.	-	-	1,250,114
Net cash provided by (used in) investing activities	$(23,055)	$(36,643)	$1,143,528

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes	75,000	7,000	325,000
Proceeds from related parties	68,000	-	68,000
Proceeds from issuance of common stock	378,500	716,904	1,386,748
Proceeds from stockholders notes	-	-	60,000
Net cash provided by financing activities	$521,500	$723,904	$1,839,748

NET (DECREASE) INCREASE IN CASH	(572,288)	70,619	26,736

CASH, BEGINNING OF PERIOD	599,024	2,371	-

CASH, END OF PERIOD	$26,736	$72,990	$26,736

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$11,389	$9,419	$11,389
Cash paid for income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING:
Issuance of stock for licensing agreement	$7,429	$-	$-
Increase in convertible promissory note for interest payable	$-	$-	$12,356
Reclassification of share-based compensation liability to additional paid-in capital	$2,701,572	$-	$2,701,572
Reclassification of accrued beneficial conversion liability to additional paid-in capital	$2,120,181	$-	$2,120,181
Reclassification of accrued warrant liability to additional paid-in capital	$1,023,564	$-	$1,023,564

The accompanying notes are an integral part of these consolidated financial statements.

CELLYNX GROUP, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 - Organization

The unaudited consolidated financial statements have been prepared by CelLynx Group, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results for the three months and nine months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year ending September 30, 2009.

Organization and Line of Business

CelLynx Group, Inc., formerly known as NorPac Technologies, Inc. (hereinafter referred to as “CelLynx” or the “Company”), was originally incorporated under the laws of the State of Minnesota on April 1, 1998.

On July 23, 2008, prior to the closing of the Share Exchange Agreement (described below), the Company entered into a Regulation S Subscription Agreement pursuant to which the Company issued 10,500,000 shares of its common stock and warrants to purchase 10,500,000 shares of common stock at an exercise price of $0.20 per share to non-U.S. persons for an aggregate purchase price of $1,575,000.

On July 24, 2008, the Company entered into a Share Exchange Agreement, as amended, with CelLynx, Inc. a California corporation ("CelLynx-California") and twenty-three (23) CelLynx-California shareholders who, immediately prior to the closing of the transaction collectively held 100% of CelLynx-California’s issued and outstanding shares of capital stock.  As a result, the CelLynx-California shareholders were to receive 77,970,956 shares of the Company’s common stock in exchange for 100%, or 61,983,580 shares, of capital stock of CelLynx-California’s common stock.  However, the Company had only 41,402,110 authorized, unissued and unreserved shares of common stock available, after taking into account the shares of common stock issued in the July 23, 2008 financing described above.  Pursuant to the Share Exchange Agreement, in the event that there were an insufficient number of authorized but unissued and unreserved common stock to complete the transaction, the Company was to issue all of the available authorized but unissued and unreserved common stock to the CelLynx-California shareholders in a pro rata manner and then establish a class of Series A Convertible Preferred Stock (“Series A Preferred Stock”) and issue that number of shares of Series A Preferred Stock such that the common stock underlying the Series A Preferred Stock plus the common stock actually issued to the CelLynx-California shareholders would equal the total number of shares of common stock due to the CelLynx-California shareholders under the Share Exchange Agreement.  As a result, the Company issued to the CelLynx-California shareholders an aggregate of 32,454,922 shares of common stock and 45,516,034 shares of Series A Preferred Stock.  The Series A Preferred Stock automatically converts into common stock on a one-to-one ratio upon the authorized capital stock of the Company being increased to include not less than 150,000,000 shares of common stock.

On November 7, 2008, the Company amended the Articles of Incorporation to increase the number of authorized shares to 400,000,000 and converted the 45,516,034 shares of Series A Preferred Stock into 45,516,034 shares of the Company’s common stock.

The exchange of shares with CelLynx-California was accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of CelLynx-California obtained control of the Company. On August 5, 2008, NorPac Technologies, Inc. changed its name to CelLynx Group, Inc.  Accordingly, the merger of CelLynx-California into the Company was recorded as a recapitalization of CelLynx-California, with CelLynx-California being treated as the continuing entity. The historical financial statements presented are the financial statements of CelLynx-California. The Share Exchange Agreement has been treated as a recapitalization and not as a business combination; therefore, no pro forma information is disclosed. At the date of this transaction, the net assets of the legal acquirer CelLynx Group, Inc., were $1,248,748.

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

The Company develops and manufactures a cell phone signal amplifier. As of June 30, 2009, the Company has not commenced planned operations.

Development Stage Company and Going Concern

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is in the development stage since planned principal activities have not commenced and the Company has not generated any revenue. In a development stage company, management devotes most of its activities to developing a market for its products and services. These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity and debt financing to continue operations and to generate sustainable revenue. There is no guarantee that the Company will be able to raise adequate equity or debt financing or generate profitable operations. For the three and nine months ended June 30, 2009 and for the period from October 11, 2005 (Date of Inception) to June 30, 2009, the Company incurred net losses of $1,417,524, $3,253,177, and $10,948,625, respectively.  For the three and nine months ended June 30, 2008, the Company incurred net losses of $428,439 and $1,462,117, respectively.  As of June 30, 2009 and September 30, 2008, the Company has a deficit accumulated during the development stage of $10,948,625 and $7,695,448, respectively. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management intends to raise additional funds through equity or debt financing.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and have been consistently applied.  The accompanying consolidated financial statements include the accounts of CelLynx Group, Inc. and its 100% owned subsidiary, CelLynx, Inc.  All intercompany accounts and transactions have been eliminated in consolidation.

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

Concentration of Credit Risk

Cash includes deposits in accounts maintained in the United States. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits. As of June 30, 2009, the Company did not have any amounts in excess of federally-insured limits.  As of September 30, 2008, the Company had deposits in excess of federally-insured limits totaling $399,204.  The Company has not experienced any losses in such accounts.

Equipment

Equipment is stated at cost, less accumulated depreciation.  Major renewals are charged directly to the equipment accounts, while replacements, maintenance, and repairs which do not improve or extend the respective lives of the assets are expensed currently.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are reviewed periodically to ensure that the depreciation method and period are consistent with the anticipated pattern of future economic benefits. Gains and losses on disposals are included in the results of operations. The useful life of the equipment being depreciated is three years.

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

Capitalized costs for patents are amortized on a straight-line basis over the remaining twenty-year legal life of each patent after the costs have been incurred. Once each patent or trademark is issued, capitalized costs are amortized on a straight-line basis over a period not to exceed 20 years and 10 years, respectively. Licensing right is amortized on a straight-line over a period of 10 years.

Impairment or Disposal of Long-lived Assets

The Company applies the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to their estimated fair values based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.  Based on its review, the Company believes that as of June 30, 2009 and September 30, 2008, there were no significant impairments of its long-lived assets.

Revenue Recognition

The Company's financial statements are prepared under the accrual method of accounting.  Revenues will be recognized in the period the products are shipped.

Accrued Warrant Liability and Accrued Beneficial Conversion Liability

Pursuant to Emerging Issues Task Force (“EITF”) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the Company recorded the fair value of all outstanding options, warrants, and beneficial conversion features as accrued liabilities at September 30, 2008, since the Company did not have enough authorized shares to satisfy the exercise of its outstanding, options, warrants, and the conversion of the convertible promissory notes.  The Company reclassified the liabilities into additional paid-in capital on November 7, 2008 when the Company increased the number of authorized shares to 400,000,000.

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

As of June 30, 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”) and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). SFAS 109 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Under FIN 48, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s consolidated financial statements.

Earnings Per Share

The Company reports earnings per share in accordance with SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires presentation of basic and diluted losses per share in conjunction with the disclosure of the methodology used in computing such losses per share. Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period, plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding stock options and warrants during the period.  Due to the net loss, none of the potential dilutive securities have been included in the calculation of dilutive earning per share since their effect would be anti-dilutive.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. Under SFAS 123R, the Company’s volatility is based on the historical volatility of the Company’s stock or the expected volatility of similar companies. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It is intended to eliminate the diversity in practice regarding the accounting for transactions between equity and noncontrolling interests by requiring that they be treated as equity transactions. Further, it requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS 160 also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary, among others.  The Company has determined the adoption of SFAS will not have a material impact to the Company’s consolidated financial position or consolidated results of operations.

In April 2009, the FASB issued three related FASB Staff Positions: (i) FSP FAS No. 115-2 and FAS No. 124-2, “Recognition of Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), (ii) FSP FAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), and (iii) FSP FAS No. 157-4, “Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), which are effective for interim and annual reporting periods ending after June 15, 2009. FSP FAS 115-2 and FAS 124-2 modifies the requirement for recognizing other-than-temporary impairments, changes the existing impairment model, and modifies the presentation and frequency of related disclosures. FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157. The adoption of these FASB Staff Positions did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”) [ASC 855-10-05], which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this Standard during the second quarter of 2009. SFAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. The Company has evaluated subsequent events through the time of filing these financial statements with the SEC.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”) [ASC 860], which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company has not completed its assessment of the impact SFAS 166 will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”) [ASC 810-10], which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company has not completed its assessment of the impact SFAS 167 will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162” (“SFAS 168”). This Standard establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for the Company in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

Note 3 - Equipment

Equipment consists of the following:

	June 30,	September 30,
	2009	2008
Office furniture & equipment	$9,879	$4,211
Computer equipment	8,930	7,935
	18,809	12,146
Less: accumulated depreciation	(6,121)	(2,488)
Equipment, net	$12,688	$9,658

The Company recorded depreciation expense of $1,314 and $3,633, for the three and nine months ended June 30, 2009, respectively, $446 and $852, for the three and nine months ended June 30, 2008, respectively, and $6,121 for the period from October 11, 2005 (date of inception) to June 30, 2009.

Note 4 - Intangible Assets

The Company incurred legal costs in acquiring patent and trademark rights. These costs are projected to generate future positive cash flows and have been capitalized to intangible assets in the period incurred. Once each patent or trademark is issued, capitalized costs are amortized on a straight-line basis over a period not to exceed 20 years and 10 years, respectively.

	June 30,	September 30,
	2009	2008
Patents	$75,590	$59,198
Trademarks	12,187	12,187
License rights	8,429	-
	96,206	71,385
Less: accumulated amortization	(1,944)	(609)
Intangibles, net	$94,262	$70,776

The Company recorded amortization expense related to trademarks of $515 and $1,335 for the three and nine months ended June 30, 2009, $305 and $305 for the three and nine months ended June 30, 2008, respectively, and $1,944 for the period from October 11, 2005 (date of inception) to June 30, 2009.  No amortization has been recorded for the patents as of June 30, 2009, as the patents have not been issued to the Company.

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

Convertible Promissory Note Issued February 19, 2009

On February 18, 2009, the Company issued to an unrelated third party, (1) an unsecured convertible promissory note for an aggregate principal balance of $75,000 with a conversion price of $0.20 per share and (2) 37,500 shares of the Company’s restricted common stock.  The interest rate on the note is 4.0% per annum and had an original maturity date of March 31, 2009, which was subsequently amended to May 31, 2009.  The Company determined the relative fair value of the convertible promissory note and the stock on the date of issuance.  The fair value of the stock was $4,246 which was recorded as a debt discount and was amortized over the original maturity date and included in financing expenses in the accompanying consolidated financial statements.  As of June 30, 2009, the promissory note is in default for non-payment and due immediately.  As of the date these consolidated financial statements are issued, the Company is working with the unrelated third party to extend the maturity date.

Convertible Promissory Note Issued March 3, 2009

On March 3, 2009, the Company issued an unsecured convertible promissory note to an unrelated third party for an aggregate principal balance of $25,000 with a conversion price of $0.20.  The convertible promissory note was due on April 30, 2009 and is non-interest bearing.  However, the note was subsequently amended to extend the due date to May 31, 2009.  As of June 30, 2009, the promissory note is in default for non-payment and due immediately.  As of the date these consolidated financial statements are issued, the Company is working with the unrelated third party to extend the maturity date.

The Company recorded interest expense relating to the convertible promissory notes of $3,706 and $9,255 for the three and nine months ended June 30, 2009, respectively, $1,670 and $6,670 for the three and nine months ended June 30, 2008, respectively, and $30,311 for the period ended October 11, 2005 (date of inception) to June 30, 2009.

The Company amortized $28,489 and $89,715 of the debt discount for the three and nine months ended June 30, 2009, respectively, and $106,758 for the period ended October 11, 2005 (date of inception) to June 30, 2009.  The Company did not amortize any debt discount for the three and nine months ended June 30, 2008, as there were no such debt discounts during the period.  As of June 30, 2009 and September 30, 2008, the unamortized debt discount is $155,598 and $241,067, respectively.

The following table summarized the convertible promissory notes:

Description	Balance
Balance, September 30, 2008, net	$21,289
Issue convertible note, February 19, 2009	75,000
Issue convertible note, March 3, 2009	25,000
Additional debt discounts	(4,246)
Amortization of debt discounts	89,715
Balance, June 30, 2009, net (unaudited)	206,758
Less, current portion (unaudited)	(100,000)
Convertible note, long term (unaudited)	$106,758

Note 6 - Convertible Stockholder Notes

Stockholder Notes Issued March 27, 2007

On March 27, 2007, the Company issued convertible promissory notes to two stockholders of the Company.  The principal of each convertible promissory note was $20,000 for a combined total of $40,000.  The convertible promissory notes bear interest at 4% per annum, computed on the basis of the actual number of days elapsed and a year of 365 days, and was scheduled to mature on March 27, 2009; however, the maturity date was extended to July 31, 2009. All or a portion of the outstanding principal amount and accrued interest was originally convertible at the option of the note holder at $0.01 per share (adjusted to reflect subsequent stock dividends, stock splits, combinations or recapitalizations). All unpaid principal, together with any then unpaid and accrued interest and any other amounts payable hereunder, shall be due and payable on the earlier of (i) that date which is two years after the issue date listed above, or (ii) when, upon or after the occurrence of an Event of Default as defined in the promissory note.

Subsequent to issuing this convertible promissory note and prior to September 30, 2007, the two stockholders advanced the Company an additional $6,200 each for a combined total of $12,400.  The amount due under all notes to the stockholders at September 30, 2007 was $52,400.

On October 25, 2007, the Company issued convertible promissory notes to the above stockholders.  Each note was for $10,000 which included the $6,200 that was previously advanced and an additional $3,800.  The combined total for the two convertible promissory notes was $20,000.  The promissory notes bear interest at 4% per annum, computed on the basis of the actual number of days elapsed and a year of 365 days, and mature on October 25, 2009.

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

The Company recorded interest expense related to the notes of $597 and $1,796 for the three and nine months ended June 30, 2009, respectively, $326 and $1,744, for the three and nine months ended June 30, 2008, and $5,222 for the period from October 11, 2005 (date of inception) to June 30, 2009.

The Company amortized $3,974 and $40,864 of the debt discount for the three and nine months ended June 30, 2009, and $54,890 for the period from October 11, 2008 (date of inception) to June 30, 2009.  The Company did not amortize any debt discount for the three and nine months ended June 30, 2008, as there were no such debt discounts during the period.  As of June 30, 2009 and September 30, 2008 the unamortized debt discount is $5,110 and $45,974, respectively.

Stockholder Note Issued February 4, 2009

On February 4, 2009, the Company issued an unsecured convertible promissory note to a related party for an aggregate principal amount of $43,000.  The convertible promissory note has a conversion price of $0.20.  The convertible promissory note was due on March 31, 2009 and was non-interest bearing.  However, the note was subsequently amended to extend the due date to May 31, 2009 and accrue interest from the inception of the note at a rate of 4.0%.  As of June 30, 2009, the promissory note is in default for non-payment and due immediately.  As of the date these consolidated financial statements are issued, the Company is working with the related party to extend the maturity date.

The Company recorded interest expense related to the note of $693 and $957 for the three and nine months ended June 30, 2009, respectively, and $957 for the period from October 11, 2005 (date of inception) to June 30, 2009.

Note 7 - License Agreement

On January 12, 2009, the Company entered into a License Agreement with an unrelated party.  The License Agreement gave the Company the right to manufacture, have manufactured, use, import, and offer to sell, lease, distribute or otherwise exploit the technology rights and intellectual rights.  The License Agreement has a term of ten years.  As consideration for the License Agreement, the Company issued 57,143 shares of its common stock and paid $1,000 in cash.  The Company determined the fair value of the License Agreement to be $7,429 based on the market value of its common stock on the date of the agreement plus the $1,000, for a total acquisition cost of $8,429, which is included in the accompanying consolidated balance sheets and is being amortized over ten years.

The Company recorded amortization expense related to the licensing agreement of $211 and $422 for the three and nine months ended June 30, 2009, and $422 for the period from October 11, 2005 (date of inception) to June 30, 2009.

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
2,000,000

On March 31, 2009, the date of issuance, the fair value of the 850,000 vested warrants was $88,037.  The fair value was computed using the Black-Scholes option pricing model under the following assumptions: (1) expected life of 3 years; (2) volatility of 110%; (3) risk free interest of 2.22% and (4) dividend rate of 0%.  The Company recorded $88,037 as consulting expense on the consolidated financial statements.

At June 30, 2009, the Company determined the fair value of the 600,000 warrants to be $92,472.  The fair value was computed using the Black-Scholes option pricing model under the following assumptions: (1) expected life of 2.75 years; (2) volatility of 110%; (3) risk free interest of 2.22% and (4) dividend rate of 0%.   The shares vest at 12 months after the execution of the consulting agreement; therefore, the Company will amortize the expense over the vesting period of one year.  The Company recorded $23,118 as consulting expense which represents 25% of the fair value at June 30, 2009.  Each quarter, the Company will determine the fair value of the warrants and record the expense related to the vested warrants.

Note 9 - Stockholders’ Equity

On March 16, 2009, the Company entered into a six-month consulting agreement with an unrelated party.  As compensation for the consulting services, the Company will issue 50,000 shares per month.  On May 28, 2009, the consulting agreement was amended to obtain additional work for six months.  The Company will pay $5,000 and issue an additional 22,727 shares per month for six months.  The Company can terminate the consulting agreement upon a thirty-day written notice to the unrelated party.

On April 23, 2009, the Company entered into a Securities Issuance Agreement (“Securities Agreement”) with four related parties (the “Investor”).  Pursuant to the Securities Agreement, the Company agreed to sell and issue to the Investor 2,785,000 shares of its common stock and warrants to purchase 2,785,000 shares of common stock at $0.10 per share for an aggregate purchase price of $278,500.  In addition, the company agreed to sell additional common stock and warrants at $0.10 per share up to 2 million shares.  As of June 30, 2009 the Company sold 3,785,000 shares of common stock and warrants.  The Company determined the fair value of the 3,785,000 warrants to be $512,920.  The fair value was computed using the Black-Scholes option pricing model under the following assumptions: (1) expected life of 3 years; (2) volatility of 110%; (3) risk free interest of 1.16% - 1.97% and (4) dividend rate of 0%.  The warrants are exercisable immediately and have an exercise price based on the share price at the date of grant.

On May 1, 2009, as part of the Securities Agreement, the Company accepted the resignations of Mr. Legendre as Executive Chairman of the Board of Directors of the Company, and of Mr. Risheq as an officer of the Company.  The Company agreed that all of Mr. Legendre’s 12,234,608 options would be immediately canceled.  As full compensation for his services to the Company to date, he would receive 2,000,000 shares of common stock.  In addition, the Company agreed that all of Mr. Risheq’s 9,645,889 options would be immediately canceled.  As full compensation for his services to the Company to date, he would receive 1,500,000 shares of common stock.

On May 6, 2009, the Company entered into a one year agreement with its new Executive Chairman that provides for monthly payments of $10,000 and the issuance of 100,000 options to purchase shares of the Company’s common stock for $0.16 per share.

Stock Options

On December 3, 2007, the Board of Directors adopted the 2007 Stock Incentive Plan (the “Plan”) of CelLynx, Inc.  All of the Company’s employees, officers, directors, consultants and advisors are eligible to be granted options, restricted stock awards, or other stock-based awards under the Plan.  The Plan is administered by the Board.  The Board shall have authority to grant awards and to adopt, amend and repeal such administrative rules, guidelines and practices relating to the Plan as it shall deem advisable.  Subject to certain adjustments, awards may be made under the Plan for up to 25,000,000 shares of common stock of the Company.  The Board shall establish the exercise price at the time each option is granted.  In July 2008, the Company amended to increase the number of awards from 25,000,000 to 75,000,000.

The following table summarizes information with respect to options issuable under the Plan and outside the Plan.

	Number of	Weighted Average	Aggregate
	Shares	Exercise Price	Intrinsic Value
Outstanding, October 11, 2005 (date of inception)	-
Granted	5,660,682	$0.015
Forfeited	(4,245,512)
Exercised	-
Outstanding, September 30, 2006	1,415,170	$0.015
Granted	-
Canceled	-
Exercised	-
Outstanding at September 30, 2007	1,415,170	$0.015
Granted	52,486,693	$0.075
Canceled	-
Exercised	-
Outstanding at September 30, 2008	53,901,863	$0.072
Granted	5,146,081	$0.135
Canceled	(31,669,617)	$0.074
Exercised	-
Outstanding at June 30, 2009	27,378,327	$0.044
Exercisable at June 30, 2009	13,299,484	$0.071	$4,265,709

The number and weighted average exercise prices of all options outstanding as of June 30, 2009 are as follows:

Options outstanding
			Weighted
		Weighted	Average
	Number	Average	Remaining
Range of	Outstanding	Exercise	Contractual Life
Exercise Price	June 30, 2009	Price	(Years)

$0.014	943,447	$0.014	6.33
$0.016	471,723	$0.016	6.51
$0.072	7,404,438	$0.072	3.68
$0.079	13,412,638	$0.079	2.56
$0.110	1,414,960	$0.110	4.60
$0.120	2,032,520	$0.120	4.54
$0.160	1,408,961	$0.160	4.85
$0.180	48,000	$0.180	4.45
$0.260	241,640	$0.260	4.93
	27,378,327	$0.043	4.00

The Company recognized $258,253 and $604,089 in stock-based compensation expense for the three months and nine months ended June 30, 2009, respectively.  For the three months and nine months ended June 30, 2008, the Company recognized $188,247 and $394,896 in stock-based compensation expense, respectively.  For the period from October 11, 2005 (date of inception) to June 30, 2009, the Company recognized $2,641,758 in stock-based compensation expense.  The stock-based compensation expense related to the unvested options as of June 30, 2009, is $2,641,758, which will be recognized over the weighted average period of 4 years.

Warrants

On July 23, 2008, the Company issued warrants to purchase 10,500,000 shares of its common stock at an exercise price of $0.20.  The Warrants expire on July 22, 2010 except in the event that at any time the Company has manufactured 25 or more of its mobile or home repeater units, then the Company may, at its option, accelerate the expiry of the warrants by giving notice to the holder.  If the holder does not exercise the warrant within 30 days of the giving of the notice of acceleration, the warrants will expire and the holder will have no further rights to acquire any shares of the company under the warrants.  The Company gave notice of acceleration on February 27, 2009.  The Company canceled the 10,500,000 warrants as none of them had been exercised within the required 30 days.

The following table summarizes the warrant activity for the nine months ended June 30, 2009:

Number of warrants issued
Outstanding, September 30, 2008	10,500,000
Granted	5,785,000
Cancelled	(10,500,000)
Exercised	-
Outstanding, June 30,2009	5,785,000

Note 10 - Commitments and Contingencies

Operating Leases

On February 21, 2008, the Company entered into a one-year lease for office space for its El Dorado Hills, California, office, which was subsequently amended to extend the lease term to March 31, 2010.  The lease requires monthly payments of $2,198. On August 26, 2008, the Company entered into an eighteen-month lease for office space for its Mission Viejo, California, office beginning on October 1, 2008 and expiring on March 31, 2010.  The lease requires monthly payments of $4,664.

The Company recorded rent expense of $13,724 and $57,325, for the three and nine months ended June 30, 2009, respectively.  The Company recorded $6,594 and $8,792, for the three and nine months ended June 30, 2008, respectively, and $70,513, for the period from October 11, 2005 (date of inception) to June 30, 2009.

Litigation

The Company is subject to various legal matters in the ordinary course of business.  After taking into consideration the Company’s legal counsels’ evaluation of these matters, the Company has determined that the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial statements.

Note 11 - Subsequent Events

On July 1, 2009, the Company received $10,000 from an unrelated party for a subscription agreement at $0.20 per share for a total of 50,000 shares.

On July 1, 2009, the Company received $7,000 from an unrelated party for a subscription agreement at $0.20 per share for a total of 35,000 shares.

On July 3, 2009 the Company received $50,000 from an unrelated party for a subscription agreement at  $0.10 per share for a total of 500,000 shares.

On July 3, 2009 the Company received $40,000 from an unrelated party for a subscription agreement at  $0.20 per share for a total of 200,000 shares.  The un-related party can purchase up to 2.5 million shares.

The Company has performed an evaluation of subsequent events through August 14, 2009, which is the date the consolidated financial statements were issued.

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

Overview

On July 24, 2008, we acquired all of the outstanding shares of CelLynx-California in exchange for the issuance by us of 32,454,922 restricted shares of our common stock to the CelLynx Owners, which represented approximately 40.3% of our issued and outstanding common stock (including the shares issued in the Financing), and 45,516,034 restricted shares of our Preferred Stock, which automatically convert into 45,516,034 shares of our common stock upon the filing of a Certificate of Amendment to the our Articles of Incorporation increasing the number of authorized common stock to at least 150,000,000 shares. As a result of this reverse merger transaction, CelLynx-California became our wholly-owned subsidiary, and then we acquired the business and operations of CelLynx-California.

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

As of June 30, 2009, we did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

Income Taxes

Income taxes are provided based upon the liability method of accounting in accordance with SFAS No. 109, “Accounting for Income Taxes” and Financial Accounting Standards Board (“FASB”) Interpretation No. 48, (“FIN 48”) “Accounting for Uncertainty in Income Taxes.”  ,Deferred income taxes are recognized for the tax effect of temporary differences between the basis of assets and liabilities for financial statement and income tax purposes.  Pursuant to SFAS No. 109, we are required to compute deferred income tax assets for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Under FIN 48 a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on our consolidated financial statements.

Stock-Based Compensation

We account for our stock-based compensation for employees in accordance with SFAS No. 123R, "Share-Based Payment, an Amendment of Financial Accounting Standards Board Statement No. 123." We recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.  We use the Black-Scholes option pricing model to determine the fair value of the options issued.

Shares Issued for Services

From time to time, we issued stock for services. The shares were valued based upon the fair market value of the Company’s shares determined as the closing stock price as reported by the OTCBB at the dates of issuance.

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

Capitalized cost for patents are amortized on a straight-line basis over the remaining twenty-year legal life of each patent after the costs have been incurred. Once each patent or trademark is issued, capitalized costs are amortized on a straight-line basis over a period not to exceed 20 years and 10 years, respectively. Licensing right is amortized on a straight-line basis over a period of 10 years.

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

We have recently completed a prototype SOHO Unit which delivers 45 decibel (dB) of gain in a Single Band PCS environment providing up to 1,500 square feet of indoor coverage.  We plan to commercialize this technology, with production and distribution scheduled to begin, in the first quarter of 2010. This unit measures 6.5 X 7.5 X 2.5 inches, weighs approximately one pound and does not require the installation of antennas or cables in order to function.  Most SOHO cellular amplifiers currently on the market require a receiving tower or antenna, usually placed in an attic or on a rooftop, and a transmitting tower or antenna to be placed at least 35 feet from the other antenna with each connected to the amplifier by cable.  Our patent pending technology is designed to eliminate the need to distance the receiving and transmitting towers, allowing the two towers to be placed directly inside the amplifier, resulting in a more affordable, one piece unit sometimes referred to as ‘plug ‘n play’, i.e., requiring no installation other than plugging the unit into a power source. In order to optimize marketability, we are developing an improved model which is expected to operate in a dual band, PCS and Cellular, environment delivering 65 dB of gain thereby allowing for coverage of 2,500 to 3,000 square feet.  This dual-band unit would work with all current wireless carriers except Nextel which operates on its own frequency. The PCS network is generally used by the older carriers such as AT&T at 850MHz while the newer carriers such as T-Mobile operate on the Cellular network at 1900 MHz.  Management is confident that all of the critical functions required for this dual-band unit have been identified and that their engineering team has the capability to complete development leading to commercialization.

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

Material Impact of Known Events on Liquidity

In July 2008, we entered into a distribution agreement with a distributor whereby the distributor proposed to establish a distribution network of our line of products in the territories, as defined, as well as to assist the international dealers in the promotion and marketing of our products.  Upon us delivering 200 units in the initial pilot run to the distributor pursuant to the distribution agreement ("Initial Roll Out") the distributor agreed to contribute $1 million in capital to us in order to maintain its distribution rights for our products.  In July 2009, we completed the shipment of the 200 units, which reflected the beginning of the commercialization process of supply chain efficiency and superior quality control during this initial pilot run, prior to ramping up to higher levels of production.  An additional payment of $4 million is due and payable 90 days from commencement of Initial Roll Out.  Another $5 million is due and payable 180 days from commencement of Initial Roll Out.  There can be no assurance that the distributor will contribute the payments as described in the distribution agreement.

Results of Operations

Results of Operations for the Three Months Ended June 30, 2009 and 2008, respectively.

The following table sets forth our expenses (income) for the periods indicated:

	Three months ended June 30,		Increase
	2009	2008	(Decrease)
Research and development	$78,393	$65,101	$13,292
General and administrative	$1,302,290	$346,584	$955,706
Interest and financing costs	$36,841	$13,114	$23,727
Change in fair value of accrued beneficial conversion liability	$-	$3,673	$(3,673)

During the three months ended June 30, 2009, we incurred $78,393 of research and development expenses compared to $65,101 for the three months ended June 30, 2008.  Research and development expenses relate to our ongoing development and testing of our cell phone boosters.  Our research and development costs were higher in 2009 compared to 2008 due to increase in personnel costs, consultant costs and materials.  We expect our research and development costs to increase as we continue to grow and develop our products.

During the three months ended June 30, 2009, we incurred $1,302,290 of general and administrative expenses, compared to $346,584 incurred during the three months ended June 30, 2008.  The increase is primarily due to an increase in professional fees and legal fees as a result of the Company going public in July of 2008.  In addition, more options have been issued resulting in increased share based compensation expenses.

During the three months ended June 30, 2009, we incurred $36,841 of non-operating expense, compared to $16,754 of non-operating income during the three months ended June 30, 2008.  The increase in interest and financing costs was due to an increase in convertible notes and amortization of debt discounts.  During the three months ended June 30, 2009, we did not recognized a change in the accrued beneficial conversion liability as it was subsequently reclassified to equity in November 2008.

Results of Operations for the Nine months Ended June 30, 2009 and 2008, respectively.

The following table sets forth our expenses (income) for the periods indicated:

	Nine months ended June 30,		Increase
	2009	2008	(Decrease)
Research and development	$290,492	$118,169	$172,323
General and administrative	$2,653,517	$1,015,568	$1,637,949
Interest and financing costs	$141,968	$361,827	$(219,859)
Change in fair value of accrued beneficial conversion liability	$251,410	$33,414	$217,996
Change in fair value of accrued warrant liability	$419,571	$-	$419,571

During the nine months ended June 30, 2009, we incurred $290,492 of research and development expenses compared to $118,169 for the nine months ended June 30, 2008.  Research and development expenses relate to our ongoing development and testing of our cell phone boosters.  Our research and development costs were higher in 2009 compared to 2008 due to increase in personnel costs, consultant costs and materials.  We expect our research and development costs to increase as we continue to grow and develop our products.

During the nine months ended June 30, 2009, we incurred $2,653,517 of general and administrative expenses, compared to $1,015,568 incurred during the nine months ended June 30, 2008.  The increase is primarily due professional fees and legal fees related to the Company going public in July of 2008.  In addition, salaries, payroll taxes and insurance expense had increased as a result of hiring more employees.

During the nine months ended June 30, 2009, we incurred $309,168 of non-operating expense, compared to $328,380 incurred during the nine months ended June 30, 2008.  The decrease in interest and financing costs was due to a non-cash financing costs of $328,630 during the nine months ended June 30, 2008 offset by an increase in convertible notes and amortization debt discounts for the nine months ended June 30, 2009.  The beneficial conversion liability had a greater increase in value for the nine months ended June 30, 2009 compared to 2008.  The fair value of the warrants that were issued on July 23, 2008 had increased by $419,571 for the nine months ended June 30, 2009.

Liquidity and Capital Resources

Financial Condition

As of  June 30, 2009, we had a working capital deficit of $799,253, compared to $5,301,132 as of September 30, 2008   The decrease in working capital deficit is due to the reclassification of the share-based compensation liability, accrued beneficial conversion liability and accrued warrant liability to additional paid-in capital on November 7, 2008, due to the increase of our authorized shares to 400,000,000, which provided sufficient shares to cover the potential conversion of the options, warrants and the convertible promissory notes.

For the three and nine months ended June 30, 2009, we incurred net losses of $1,417,524 and $3,253,177, respectively, and for the three and nine months ended June 30, 2008, we incurred net losses of $428,439 and $1,462,117, respectively.  As of June 30, 2009 and September 30, 2008, we had deficit accumulated during the development stage of $10,948,625 and $7,695,448, respectively.

The report of our independent registered public accounting firm for the fiscal year ended September 30, 2008 states that due to our net operating cash flow deficits and the deficit accumulated during the development stage,  there is a substantial doubt about our ability to continue as a going concern.

Capital Resources

During the nine months ended June 30, 2009, we received approximately $143,000 from the issuance of convertible promissory notes.  We also entered into a Securities Purchase Agreement on April 23, 2009 with four related parties.  Pursuant to the Securities Agreement, we agreed to sell and issue 2,785,000 shares of our common stock and warrants to purchase 2,785,000 shares of common stock at $0.10 per share for an aggregate purchase price of $278,500 and an additional 100,000 shares at $0.10 per share for $100,000.

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

The following table summarizes our contractual obligations as of June 30, 2009, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

Contractual obligation	Total	Less than 1 year	1-3 years
Note Payable	362,356	100,000	262,356
Stockholder notes	103,000	103,000	-
Operating lease	82,344	82,344	-
	547,700	285,344	262,356

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

CELLYNX GROUP, INC.
(Registrant)

Date: August 14, 2009	By:	/s/ Daniel R. Ash
Daniel R. Ash
Chief Executive Officer