Form 10-K
period 2009-09-30
CelLynx Group, Inc.
filed 2010-01-13
CIK 1067286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

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
Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Large accelerated filer ☐         Accelerated filer ☐

Non-accelerated filer ☐           Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

At March 31, 2009, the end of our second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $10,363,442 based on the closing price of $0.15 as reported on the Over-the-Counter Bulletin Board.

Number of shares of common stock outstanding as of January 13, 2010:  159,448,988.

TABLE OF CONTENTS
TO ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED SEPTEMBER 30, 2009

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

In this document, the words "we," "our," "ours," "us,"  “CelLynx” and “Company” refer to CelLynx Group, Inc., and our subsidiary.

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

Effective August 5, 2008, the Company changed its name to CelLynx Group, Inc. by merging another wholly owned subsidiary, CelLynx Group, Inc., a Nevada corporation, into the Company and assuming the subsidiary’s name.  On October 27, 2008, the CelLynx’s Board of Directors approved a change of the Company’s fiscal year.  CelLynx’s new fiscal year will begin on October 1 and end on September 30 of each year, and the change was applicable with the year ending September 30, 2008.  The Company previously had a June 30 fiscal year end.  The September 30 fiscal year end is also the fiscal year end of CelLynx-California.

The Reverse Take-Over

On July 24, 2008, the Company closed a reverse take-over transaction by which it acquired a cellular amplifier business pursuant to a Share Exchange Agreement, as amended  (the “Exchange Agreement”), by and among the Company, CelLynx, Inc., a California corporation (“ CelLynx-California ”), and twenty-three (23) CelLynx-California shareholders who, immediately prior to the closing of the transactions contemplated by the Exchange Agreement, collectively held 100% of CelLynx-California’s issued and outstanding shares of capital stock (the “CelLynx Owners”).

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

On November 17, 2008, the Board of Directors of the Company appointed Mr. Legendre Executive Chairman of the Board to assist the Company’s Chief Executive Officer with strategy and execution of the Company’s manufacturing and supply chain operations, corporate development, capital markets and investor relations.  Mr. Legendre subsequently resigned on May 4, 2009.

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

As consideration for the rights granted under the Distribution Agreement, Dollardex will provide funding to the Company as follows: (i) $1,000,000 due and payable after the pilot production run for the first commercial Product is completed (the “Initial Roll Out”); (ii) $4,000,000 due and payable 90 days from the commencement of the Initial Roll Out; and (iii) $5,000,000 due and payable 180 days from the commencement of the Initial Roll Out.  In addition, the parties agreed that the Company will sell products to Dollardex at 10% over cost of goods sold and Dollardex will pay the Company 50.1% of its Net Earning (as defined in the Distribution Agreement) on a quarterly basis with payments to be made within 45 days following the end of each quarter.  The Company has not received any payment under the agreement and we are currently re-negotiating the agreement with Dollardex.

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

FY 2009 Events

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

Recent Events

Ingram Micro Agreement

In November 2009, we signed an agreement with Ingram Micro Inc. to distribute the line of mobile phone boosters.  This agreement accelerates CelLynx Group’s go-to-market channel strategy and expands the reach of its product distribution to include all 50 states, D.C., U.S. Territories & Possessions, as well as Military Bases and U.S. embassies abroad.  Ingram Micro Inc. is the world’s largest technology distributor and a leading technology sales, marketing and logistics company.  It offers a broad array of solutions and services to more than 170,000 resellers by distributing and marketing hundreds of thousands of IT products worldwide from more than 1,500 vendors.  We expect to distribute our product through online distributors and traditional retailers.

Changes in Directors

On May 4, 2009, Robert Legendre, the Company’s Executive Chairman of the Board resigned as a member of our board of directors to devote his full time to other career responsibilities.  There were no disagreements between Mr. Legendre and any of our officers or directors.

Effective May 8, 2009, the Company’s Board of Directors appointed Donald A. Wright, as Chairman of the Board of Directors of the Company.  Additionally, effective December 19, 2009, the Company’s Board of Directors appointed Dwayne Yaretz as a Director of the Company.  More information is provided about Messrs. Wright and Yaretz below in the section “Directors, Executive Officers, and Corporate Governance.”

Securities Issuance Agreement

On May 4, 2009, the Company entered into a Securities Issuance Agreement, dated as of April 23, 2009 (the "Agreement"), with Dollardex Group Corp., a Panamian corporation (the "Purchaser") and Robert Legendre (“Mr. Legendre”) and Tareq Risheq (“Mr. Risheq”). Pursuant to the Agreement, the Purchaser agreed to invest $278,500 in the Company and would receive 2,785,000 shares of its common stock (“Shares”) and warrants to purchase 2,785,000 Shares at an exercise price of $0.10 per share.  The warrants have a term of 36 months after the issue date of May 5, 2009.

Under the Agreement, we accepted the resignation of Mr. Legendre as Executive Chairman of the Board of Directors of the Company (discussed above).  The Company agreed that all of Mr. Legendre’s options would be immediately cancelled.  As full compensation for his services to the Company to date, he would receive 2,000,000 Shares of common stock.  The Company agreed that all of Mr. Risheq’s options would be immediately cancelled.  As full compensation for his services to the Company to date, he would receive 1,500,000 Shares of common stock.  As discussed above, on December 12, 2008, Mr. Risheq had resigned as the Company’s Chief Strategy Officer but remains a Director of the Company.

Overview of CelLynx

CelLynx develops and markets the next generation of cell phone boosters (also known as repeaters or amplifiers) for the small office, home office (“SOHO”) and vehicle.  This next generation product, CelLynx 5BARz™, is the first consumer-friendly, single-piece unit that strengthens weak cellular signals to deliver higher quality signals for voice, data and video reception on cell phones being used indoors or in vehicles.   CelLynx plans to develop its products for use in North America, Europe and Asia.  The CelLynx product line is intended to be manufactured by contract manufacturers located in South East Asia.   These manufacturers will allow CelLynx to capitalize on the full advantages of multiple manufacturing locations with a trained and experienced technical work force, state of the art facilities and knowledge of all aspects of supply chain management, operational execution, global logistics and reverse logistics. The marketing and sales functions will be handled in-house incorporating a multi-channel strategy that includes distribution partners, wireless service providers, retail outlets and international joint ventures.

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

Our first product, The Road Warrior, has passed FCC Certification and in July 2009, we ordered 220 units from our manufacturer in the Philippines.  We used 66 of the units as demo units and started selling the remainder.  Due to cash flow issues, we recently placed an order for an additional 1,000 units and have received the first 250 units in November 2009.

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

The CelLynx 5BARz™  Product Line

5BARz SOHO Unit

The 5BARz SOHO Unit  (small office, home office) is designed to eliminate cell phone weak spots in an area similar to the size of a single family home (2,000 to 3,000 square feet).  Expected to retail at a competitive price of about $299, the 5BARz SOHO Unit is lightweight, aesthetically pleasing and designed to sit on a table near a window in the direction of the nearest cell tower.  There is an indicator light to determine the best placement.  This product requires no assembly: simply place the unit on a table and plug in the power chord.  Product introduction has  occurred in July 2009 for the North American model.  The European and Asian models are expected to be introduced in mid 2010.

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

The Bluetooth® speaker phone with caller ID will offer the user the convenience of hands free phone conversation while driving, which is mandated by law in many areas including California, the nation’s largest automobile market.  This product is also expected to retail at a competitive price of about $299 and to be introduced in North American in the first half of 2010.  The European and Asian models are expected to be introduced mid-year 2010.

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

The overall cellular telephone marketplace

Statistics from the 3GSM World Congress in Barcelona, Spain this year indicate that the number of worldwide mobile subscribers has surpassed the two billion mark and is predicted to reach three billion by the end of this year and four billion by 2011.  Demand for cellular applications beyond voice, such as video, SMS, email and internet access have created a multi-billion dollar market for accessorial cellular network products such as CelLynx amplifiers. “Certain user segments have an almost insatiable appetite for connectivity and enhanced access to critical productivity applications while at work, at home and on the move,” according to Cliff Raskind, Strategy Analytics’ director of Wireless Strategies.  These early adopters are already driving the market for products that will improve connectivity. Business users are twice as likely to carry a mobile phone as a notebook when away from their desk and are keenly interested in expanding email and internet access to the phone.  This increase in bandwidth demand on the cellular network decreases signal strength and increases the need for CelLynx’s 5BARz products.

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

In November 2009, we signed an agreement with Ingram Micro Inc. to distribute the line of mobile phone boosters.  This agreement accelerates CelLynx Group’s go-to-market channel strategy and expands the reach of its product distribution to include all 50 states, the District of Columbia, U.S. Territories and Possessions, as well as Military Bases and U.S. embassies abroad.  Ingram Micro Inc. is the world’s largest technology distributor and a leading technology sales, marketing and logistics company.  It offers a broad array of solutions and services to more than 170,000 resellers by distributing and marketing hundreds of thousands of IT products worldwide from more than 1,500 vendors.  We expect to distribute our product through online distributors and traditional retailers.

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

CelLynx has selected a CM in the Philippines which produced the first 220 units in coordination with the Company’s engineering team.  The first initial mass production  units were used for UL testing, product demonstrations, and remaining FCC approved units were sold as initial sales.

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

Competitive Matrix	Wi-Ex	CellAntenna	JD TECK	Wilson	CelLynx
	YX500-PCS	CAE50PCS	JD 55-PR	PCS 60dB
Claimed Coverage	2,500 sq. ft	3,000 sq ft	1,200 sq ft	2,500 sq ft	2,500 sq ft
	Open area		Open area
Adaptive/AGC	Yes	No	No	Yes	Yes
Freq./Carrier Specific	No	No	No	No	No
Maximum System Gain	55dB	50dB	55dB	60dB	70dB
Cable Length/Type	35’ RG6	33’ RG6	33’ RG6	Buy separately	None Required
Market	Consumer	Industrial	Industrial	Industrial	Consumer
Distribution	Direct	Direct	Direct	Distributors	Direct
	Master VAR	(Online (3rd Party)	Master VAR	Master VAR	Distributors
	Retail			Online (3rd Party)	Online
Online (3rd Party)
Price (MSRP)	$299.99	$499.99	$395.00	$699.95	$299.00
Installation:	Recommended	Yes	Yes	Yes	None Required
Price	$150.00	>$300	$250	>$300
External Antennae	1	2	2	2	0

Intellectual Property

CelLynx has trademark protection for the brand name “5BARz” and has applied for trademark protection for its sales slogan, “Turning Weak Spots into Sweet Spots.”  CelLynx has the following patent applications pending:

Matter ID	Title	Matter Type	Serial Number	Status
101710.0001 P CT	Cell Phone Signal Booster	Patent – P CT	P CT/US07/060827	Pending
101710.0001 US	Cell Phone Signal Booster	Patent – US	11/625331	Pending
101710.0001 US2	Dual Cancellation Loop Wireless Repeater	Patent – US	12/106468	Pending
101710.0002 PRO	Method to Remotely Enable and Disable the Operation of a Wireless Repeater	Patent – Provisional	61/018765	Pending
101710.0003 PRO	Method to Integrate a Wireless Repeater into the Wireless System for Control and Monitoring	Patent – Provisional	61/018892	Pending
101710.0004 PRO	Method for a Wireless System Home Base Station	Patent – Provisional	61/019097	Pending
101710.0005 PRO	Dual Loop Active and Passive Repeater Antenna Isolation Improvement	Patent – Provisional	61/045662	Pending

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

Compliance with Environmental Laws

CelLynx is not required to comply with any environmental laws that are particular to the cellular amplifier industry.  However, it is Company policy to be environmentally conscience in every aspect of its operations.

 Employees

CelLynx has approximately six (6) full-time employees.  In addition, we have hired several consultants to assist with development of our cellular amplifier units.   CelLynx is not affiliated with any union or collective bargaining agreement.   There have been no adverse labor incidents or work stoppages in the history of CelLynx. Management believes that its relationship with its employees is good.

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

We also lease office space in El Dorado Hills, California at 5047 Robert J Mathews Parkway, Suite 400, El Dorado Hills, California 95762. This facility is used for research, development and engineering.  The facility is approximately 1,570 square feet. The lease has a one-year term that expires March 31, 2010 and the monthly base rent is $2,198.

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

QUARTER	HIGH ($)	LOW ($)
1st Quarter 2008	$0.23	$0.12
2nd Quarter 2008	$0.35	$0.18
3rd Quarter 2008	$0.28	$0.18
4th Quarter 2008	$0.26	$0.12
1st Quarter 2009	$0.22	$0.15
2nd Quarter 2009	$0.17	$0.09
3rd Quarter 2009	$0.33	$0.09
4th Quarter 2009	$0.27	$0.17

Holders

As of January 12, 2010, there were approximately 177 shareholders of record of our common stock based upon the shareholder list provided by our transfer agent. Our transfer agent is Signature Stock Transfer located at 2632 Coachlight Court, Plano, Texas 75093, and their telephone number is (972) 612-4120.

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

Sales of Unregistered Securities

During the three months ended September 30, 2009, the Company issued 3,060,000 shares of the Company’s common stock for proceeds of $334,500.  The Company also issued 298,181 shares for services rendered to the Company valued at $45,599.

In each issuance discussed above, the shares of common stock were issued without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management’s Discussion and Analysis or Plan of Operation.

FORWARD LOOKING STATEMENTS

The following discussion and analysis of our results of operations and financial condition for the years ended September 30, 2009 and 2008 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, we do not undertake any obligation to update or keep current either (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement, or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement.

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

We are a producer of the next generation of cell phone boosters (also known as repeaters or amplifiers) for the small office, home office (SOHO) and vehicle.  This next generation product line, CelLynx 5BARz™ , uses our patent pending technology to create a single-piece plug ‘n play unit that strengthens weak cellular signals to deliver higher quality signals for voice, data and video reception on cell phones and other cellular devices being used indoors or in vehicles.

Our first product, The Road Warrior, has passed FCC Certification and in July 2009, we ordered 220 units from our manufacturer in the Philippines.  We used 66 of the units as demo units and started selling the remainder.  Due to cash flow issues, we just recently placed an order for an additional 1,000 units and have received the first 250 units in November 2009.

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

In November 2009, we signed an agreement with Ingram Micro Inc. to distribute the line of mobile phone boosters.  This agreement accelerates CelLynx Group’s go-to-market channel strategy and expands the reach of its product distribution to include all 50 states, D.C., U.S. Territories & Possessions, as well as Military Bases and U.S. embassies abroad.  Ingram Micro Inc. is the world’s largest technology distributor and a leading technology sales, marketing and logistics company.  It offers a broad array of solutions and services to more than 170,000 resellers by distributing and marketing hundreds of thousands of IT products worldwide from more than 1,500 vendors.  We expect to distribute our product through online distributors and traditional retailers.

We have financed our operations primarily through proceeds from the issuance of common stock, and we will need to raise additional capital in order to finance our working capital requirements as we continue to increase our sales.  If we are unable to raise additional capital, we will be required to severely reduce, or even cease, our operations.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management estimates relate to the determination of depreciation rates for equipment, reserves for slow moving and obsolete inventory, future tax rates used to determine future income taxes, and the carrying values of goodwill and accrued derivative liabilities. Actual results could differ from these estimates upon which the carrying values were based.

Fair Value Measurements

For certain of our financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities. In addition, we have long-term debt with financial institutions. The carrying amounts of the line of credit and other long-term liabilities approximate their fair values based on current rates of interest for instruments with similar characteristics.

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held us. ASC Topic 825, “Financial Instruments” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

●
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

We analyze all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes.” ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s consolidated financial statements.

Stock-based Compensation

We record stock-based compensation in accordance with ASC Topic 718 “Compensation – Stock Compensation.”  ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. Under ASC 718, our volatility is based on the historical volatility of our stock or the expected volatility of similar companies. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

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

Results of Operations

Comparison of the Years Ended September 30, 2009 and 2008

	Year ended September 30
	2009	2008	$ Change	% Change
REVENUE	$10,373	$-	10,373	100.0%

COST OF REVENUE	7,554	-	7,554	100.0%

GROSS PROFIT	2,819	-	2,819	100.0%

OPERATING EXPENSES	3,635,153	4,706,037	(1,070,884)	-22.8%

OTHER INCOME (EXPENSE)	(346,428)	(1,952,499)	1,606,071	-82.3%

NET LOSS	$(3,978,762)	$(6,658,536)	$2,679,774	-40.2%

Revenue and Cost of Revenue

During the year ended September 30, 2009, we generated $10,373 in revenue that arose from the initial sale of our 5Barz units which became sellable in July 2009.  Cost of revenues were $7,554 resulting in a gross profit of $2,819.   During the same period of 2008, we were in development stage and did not recognize any revenues, cost of revenues, and gross profit.

Operating Expenses

Total operating expenses incurred for the year ended September 30, 2009 was $3,635,153 compared to $4,706,037 for the year ended September 30, 2008, which decreased by $1,070,884.  The significant decrease was due to a significant decrease in share based compensation.  During the year ended September 30, 2008, we recognized $2,625,106 of share based compensation expense compared to $690,353 for the year ended September 30, 2009, for a decrease of $1,934,753 or 73.7%.  The decrease is due to the cancellation of 35,734,111 options during the year and only granted 9,546,081 options.  We also had an increase in consulting fees of $411,715 from $563,151 for the year ended September 30, 2008 to $974,866 for the year ended September 30, 2009, for a 73.1% increase.  We incurred additional operating expenses as we continued to build our infrastructure.

Non Operating Income and Expenses

Total non-operating income expenses incurred for the year ended September 30, 2009 was $346,428 compared to $1,952,499 for the year ended September 30, 2008 which was a decrease of $1,606,071.  The difference was due to a beneficial conversion liability which was expensed in the year ended September 30, 2008 offset by increased fair value of warrants for the year ended September 30, 2009 which were issued in 2008.

Liquidity and Capital Resources

Financial Condition

As of September 30, 2009,  we had cash of $6,776 and we had a working capital deficit of $1,024,034, compared to cash of $599,024 and a working capital deficit of $5,301,132 as of September 30, 2008   The decrease in working capital deficit is due to the reclassification of the share-based compensation liability, accrued beneficial conversion liability and accrued warrant liability to additional paid-in capital on November 7, 2008 as we increased our authorized shares to 400,000,000, which provided sufficient shares to cover the potential conversion of the options, warrants and the convertible promissory notes.

During the year ended September 30, 2009, cash used in operating activities was $1,421,759.  Cash used in operating activities consisted of a net loss of $3,978,762 and change in fair value of beneficial conversion liability of $251,410, offset by non cash expenses of $798,599 for stock issued for services, $690,353 for stock based compensation, $419,571 for the change in fair value of accrued warrant liability and an increase of $641,163 for change in accounts payable and accrued expenses.

We used $26,489 for the purchase of intangible assets and equipment for the year ended September 30, 2009 compared to $53,551 for the year ended September 30, 2008.

Cash provided by financing activities was $856,000 for the year ended September 30, 2009 compared to $753,884 for the year ended September 30, 2008.  We received $143,000 from promissory notes and $713,000 from the issuance of common stock for the year ended September 30, 2009 compared to $7,600 from stockholders notes and $746,284 from the issuance of common stock for the year ended September 30, 2008.  We have financed our operations primarily through proceeds from the issuance of common stock.  We anticipate raising an additional $3 million during the next four to six months through private equity offerings.

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

The following table summarizes our contractual obligations as of September 30, 2009, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

Contractual obligation	Total	Less than 1 year	1-3 years

Note Payable	362,356	-	362,356
Stockholder notes	103,000	103,000	-
Operating lease	41,200	41,200	-
	506,556	144,200	362,356

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

Recent Pronouncements

On January 1, 2009, we adopted ASC sub-topic 810-10 (formerly SFAS No. 160, “Accounting and Reporting on Non-controlling Interest in Consolidated Financial Statements, an Amendment of ARB 51”). ASC 810-10 states that accounting and reporting for minority interests are to be recharacterized as noncontrolling interests and classified as a component of equity. The calculation of earnings per share continues to be based on income amounts attributable to the parent. ASC 810-10 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but affects only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  The adoption of ASC 810-10 did not have a material impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are listed in the Index to Financial Statements on page F-1.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

As previously reported by the Company in a Current Report on Form 8-K filed on January 7, 2010, On January 4, 2010, the Company was notified that, effective January 1, 2010, certain partners of Moore Stephens Wurth Frazer and Torbet, LLP (“MSWFT”) and Frost, PLLC (“Frost”) formed Frazer Frost, LLP (“Frazer Frost”), a new partnership. Pursuant to the terms of a combination agreement by and among MSWFT, Frazer Frost and Frost (the “Combination Agreement”), each of MSWFT and Frost contributed all of their assets and certain of their liabilities to Frazer Frost, resulting in Frazer Frost assuming MSWFT’s engagement letter with the Company and becoming the Company’s new independent accounting firm.  Frazer Frost is registered with the Public Company Accounting and Oversight Board (PCAOB).

The Company had engaged MSWFT on October 29, 2008.  The audit report of MSWFT on the Company’s financial statements for the fiscal year ended September 30, 2008, did not contain an adverse opinion or a disclaimer of opinion, other than for a going concern, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

Since the engagement of MSWFT on October 29, 2008, and through January 1, 2010, the Company did not consult with Frazer Frost on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company’s financial statements, and Frazer Frost did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Since the engagement of MSWFT on October 29, 2008, and through the date of this Current Report, there were: (i) no disagreements between the Company and MSWFT on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of MSWFT, would have caused MSWFT to make reference to the subject matter of the disagreement in their reports on the Company’s financial statements for such years, and (ii) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

The Company’s Board of Directors approved the engagement of Frazer Frost as the Company’s independent auditor.

The Company provided MSWFT a copy of the disclosures in the Form 8-K and requested that MSWFT furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not MSWFT agrees with the Company’s statements in this Item 4.01(a). A copy of the letter dated January 7, 2010, furnished by MSWFT in response to that request was filed as Exhibit 16.1 to the January 7, 2010, Form 8-K.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934 (the "Exchange Act") require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, as of the Evaluation Date, our CEO and CFO believe that:

(i) our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure; and

(ii) our disclosure controls and procedures were effective as of the date of the evaluation.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009, and this assessment identified the following material weaknesses in the company’s internal control over financial reporting:

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

In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in  Internal Control – Integrated Framework.  Because of the material weaknesses described in the preceding paragraph, Management believes that, as of September 30, 2009, the Company’s internal control over financial reporting was not effective based on those criteria.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the year ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Our current directors and executive officers, their ages, their respective offices and positions, and their respective dates of election or appointment are as follows:

Name	Age	Position	Date of Appointment
Daniel R. Ash	48	President, Chief Executive Officer, Chief Operating Officer, Secretary and Director	July 24, 2008
Kevin Pickard	46	Chief Financial Officer and Treasurer (2)	July 24, 2008
Tareq Risheq (1)	45	Director	July 24, 2008
Norman W. Collins	69	Director	July 24, 2008
Don Wright	58	Chairman of the Board	May 8, 2009
Dwayne Yaretz	49	Director	December 19, 2009

(1)	Tareq Risheq resigned as Chief Strategy Officer on December 12, 2008. Mr. Risheq remains a director of the Company.

(2)	Mr. Pickard is an outside consultant providing services commonly provided by a Chief Financial Officer and Treasurer.

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

Tareq Risheq – Director

Tareq Risheq currently serves as a Director and formerly served as the Company’s Chief Strategy Officer.  He has over 20 years experience in the Consumer Electronics and Information Technology industries.  Mr. Risheq founded Simpliciti Corporation, where, from 2002 to 2004, he took a PDA product from concept to volume manufacturing and nationwide distribution to major retailers.  Simpliciti was featured in the Wall Street Journal as well as most of the other national media outlets. Mr. Risheq also established a direct sales organization in Saudi Arabia and grew that firm to $30M in revenues within three years.  He holds a Bachelor of Science degree in Business/Management from Bradley University.  Mr. Risheq resigned as Chief Strategy Officer on December 12, 2008.  Mr. Risheq remains a director.

Kevin Pickard – Chief Financial Officer and Treasurer(Outside Consultant)

Since 1998, Mr. Pickard has been a principal officer and owner of Pickard & Green CPAs (formerly Pickard & Company, CPAs, P.C.), an accounting firm formed by Mr. Pickard that specializes in providing SEC accounting and other management consulting services for small to medium sized companies, including preparing required SEC filings for public companies, due diligence on potential acquisitions, preparing projections and business plans, assisting with restructuring of companies, and positioning companies for initial public offerings.  Mr. Pickard was a Partner with Singer Lewak Greenbaum & Goldstein, LLP, from 1996 to 1998, where he co-managed the firm’s securities practice group. Mr. Pickard also spent over nine years with Coopers & Lybrand, L.L.P. (currently PricewaterhouseCoopers, LLP), where he focused on the auditing companies in the insurance, high-tech and manufacturing industries.  Mr. Pickard holds Bachelors of Science and Masters degrees in Accounting from Brigham Young University.

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

Don Wright – Chairman of the Board

Mr. Wright is currently the CEO of Confluence Capital Group, a firm that provides business consulting services to institutional investors and companies including: raising capital, capital restructuring, business and marketing plans, reporting systems and metrics for stakeholders and management. He also serves on the board of International Stem Cell Corporation (OTCBB: ISCO). Mr. Wright was Chief Executive Officer and President of Pacific Aerospace & Electronics, Inc., an engineering and manufacturing company that he helped to found and that designs, manufactures and sells components primarily for the aerospace, defense and transportation industries, from 1995 until 2006.

Dwayne Yaretz –  Director

Mr. Yaretz been involved with numerous privately held companies in various industry sectors to capitalize, manage growth strategies and operate as going concerns in North America over the past 26 years. Internationally, Mr. Yaretz has acted as Vice-President for Asia Power Engineering and China Power Corporation, both Honk Kong based companies specializing in design, construction and operations in the energy co-generation sector in the Peoples’ Republic of China.  Since 1996 Mr. Yaretz has acted for several public companies in various capacities. Mr. Yaretz has served as a Director, Corporate Secretary, CFO as well a President and CEO of several private and public companies, including two Capital Pool Companies that have successfully completed Qualifying Transactions by way of an IPO.  Currently, Mr. Yaretz in President of Griffin Corporate Concepts, a consulting firm focused on partnering with companies that are positioned for high growth potential in international markets.  Mr. Yaretz is currently a Director of Cantronic Systems Inc., a Tier 1 TSX.V listed company and Benzai Capital Ltd., a Capital Pool Company listed on the TSX.V.  In addition, Mr. Yaretz is also a Director of PAKIT Inc., a technology company and leading designer, developer and supplier of cellulose fiber moulding equipment to the packaging industry.

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

●
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

●	Engaging in any type of business practice; or

●	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

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

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of the copies of such forms furnished to the Company, or written representations that no reports were required, we believe that for the fiscal year ended September 30, 2009, beneficial owners complied with Section 16(a) filing requirements applicable to them.

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

Board Committees; Director Independence

In November 2008, our board of directors appointed Norman W. Collins to serve as a member of our audit committee, although he does not qualify as an “audit committee financial expert.”  Our board of directors has yet to appoint a compensation committee.  The functions ordinarily handled by a compensation committee are currently handled by our entire board of directors. Our board of directors intends, however, to review our governance structure and institute board committees as necessary and advisable in the future to facilitate the management of our business.

Our board of directors consists of one independent director, Mr. Norman W. Collins, and four non-independent directors. We have determined independence in accordance with definitions and criteria applicable under the NASDAQ rules.

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

Summary Compensation Table – Predecessor

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John P. Thornton, Former President, CEO, CFO, Secretary and Treasurer	2009	--	--	--	--	--	--	--	--
	2008	12,000	--	--	--	--	--	--	12,000

The following summary compensation table reflects all compensation for fiscal years 2007 and 2008 received by CelLynx’s principal executive officer and two most highly compensated executive officers whose salary exceeded $100,000.

Summary Compensation Table – CelLynx

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ( $)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ( $)	Total ($)
Daniel R. Ash, President, Chief Executive Officer, Chief Operating Officer Secretary and Director	2009	170,000	--	--	--		--	--	--	170,000
	2008	170,000	--	--	217,671	(2)	--	--	--	387,671

Tareq Risheq, Chief Strategy Officer and Director (3)	2009	--	--	--	--		--	--	--	--
	2008	108,000	--	--	159,330	(2)	--	--	--	267,330

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
Expected dividend yield: 0%

(3)          Mr. Risheq resigned as Chief Strategy Officer on December 12, 2008.

Outstanding Equity Awards

The following table sets forth certain information concerning stock and granted to our named executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS						STOCK AWARDS
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Daniel R. Ash (1)	2,920,469	1,667,510	—	$0.0787	10/01/2012
Daniel R. Ash (2)	349,426	—	—	$0.0787	04/21/2013
Daniel R. Ash (1)	3,598,027	4,877,206	—	$0.0787	05/20/2013
_______________________
(1)	Option vests 33.3% after one year, with the remaining 66.7% to vest evenly over the remaining months.

(2)	Option fully vested after 90 days of the grant date of April 21, 2008.

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

Stock Options:
3% of the current outstanding common stock based the fair market value on the date of hire of $0.10 per share.  The options vest over three years with 33.3% vesting after the first year and monthly vesting thereafter of 1/24 th  of the remaining 66.6%.

Severance:	If employment is terminated without cause, Mr. Ash will receive six months pay.

Acquisition:	If CelLynx-California is acquired, all outstanding stock options will become fully vested.

The Board of Directors of CelLynx-California amended this compensation package on May 20, 2008, to provide for an annual salary of $170,000 for Mr. Ash and $108,000 for Mr. Risheq.  Mr. Risheq resigned as Chief Strategy Officer on December 12, 2008, and as of that date was no longer entitled to this compensation.

On July 22, 2008, CelLynx-California entered into a consulting agreement (the “Consulting Agreement”) with Kevin Pickard whereby Mr. Pickard agreed to serve as the Company’s interim Chief Financial Officer for a period beginning on the date of the Consulting Agreement and ending on the earlier of (i) the date that the Company retains a permanent Chief Financial Officer, (ii) the 90th  day after the closing of the reverse take-over transaction contemplated by the Exchange Agreement, or (iii) the date which the Company notifies Mr. Pickard that he has been terminated in writing, and which notification may occur at any time for any reason.  As an inducement to enter into the Consulting Agreement, CelLynx-California granted Mr. Pickard 100,000 shares of CelLynx-California common stock and $5,000 in cash.  The CelLynx-California common shares were converted into 62,896 shares of the Company's common stock and 62,897 shares of the Company's Series A Preferred Stock upon the closing of the reverse take-over transaction.  The Series A Preferred Stock automatically converted into 62,897 shares of the Company’s common stock upon the filing of a Certificate of Amendment to the Company’s Articles of Incorporation increasing the number of authorized common stock from 100,000,000 to 400,000,000 on November 7, 2008.  On November 1, 2008, the Company entered into an updated agreement with Mr. Pickard’s accounting firm that provides for monthly cash compensation of $5,000 per month and the issuance of 350,000 shares of the Company’s common stock.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

Set forth in the table below is information regarding awards made through compensation plans or arrangements through September 30, 2009, the most recently completed fiscal year.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options,warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	--	$--	--
Equity compensation plans not approved by security holders	27,713,833	$$0.102	47,286,167
Total	27,713,833		47,286,167

Security Ownership of Certain Beneficial Owners and Management

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name. Unless otherwise indicated, the address of each beneficial owner listed below is 25910 Acero, Suite 370, Mission Viejo, California 92691.  The percentage of class beneficially owned set forth below is based on 146,418,791 shares outstanding as of December 31, 2009.

Name and Position	Number of Shares of Common Stock Beneficially Owned (1)	Percent of Shares of Common Stock Beneficially Owned (2)
Daniel R. Ash, President, Chief Executive Officer, Chief Operating Officer, Secretary and Director (3)	37,855,024	24.3%
Kevin Pickard, Chief Financial Officer and Treasurer (4)	382,970	*
Tareq Risheq, Director (5)	32,487,103	21.8%
Don Wright, Chairman of the Board (6)	878,101	*
Norman W. Collins, Director (7)	213,383	*
Dwayne Yaretz, Director	-	*
All Executive Officers and Directors as a Group (6 persons)	71,816,581	44.0%
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

(2)	Percentage based upon 146,418,791 issued and outstanding shares of the Company’s capital stock.

(3)
Includes 28,345,452 shares of common stock, options to purchase 6,867,921 shares of common stock at an exercise price of $0.0787 per share, a $20,000 note convertible into 2,515,858 shares of common stock at a conversion price of $0.0079 per share and a $10,000 note convertible into 125,793 shares of common stock at a conversion price of $0.0795 per share.

(4)
Mr. Pickard is an outside consultant providing services commonly provided by a Chief Financial Officer and Treasurer.  This figure does not include 400,000 shares owned of record by Pickard & Green, CPAs, an entity in which Mr. Pickard is a partner.  Mr. Pickard disclaims beneficial ownership of such 400,000 shares.

(5)
Includes 29,845,452 shares of common stock, a $20,000 note convertible into 2,515,858 shares of common stock at a conversion price of $0.0079 per share and a $10,000 note convertible into 125,793 shares of common stock at a conversion price of $0.0795 per share.  Mr. Risheq resigned as Chief Strategy Officer on December 12, 2008 but remains a director of the Company.

(6)	Consisting of options to purchase 878,101 shares of the Company’s common stock.

(7)	Consisting of options to purchase 213,383 shares of the Company’s common stock.

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

Related Party Transactions of CelLynx

On October 1, 2007, CelLynx-California granted to Robert J. Legendre, the Company’s former Executive Chairman of the Board, options to purchase 9,725,991 shares of CelLynx-California’s common stock at an exercise price of $0.09 per share in exchange for executive management services rendered as a consultant.  Upon the closing of the Exchange Agreement, this option was exchanged for an option to purchase 12,234,608 shares of the Company’s common stock at an exercise price of $0.0715 per share.  Mr. Legendre resigned from the Company on May 4, 2009.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the two most recently completed fiscal years ended September 30, 2009 and 2008 for professional services rendered by the principal accountant for the audit of the Corporation’s annual financial statements and review of the financial statements included our quarterly reports and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended September 30, 2009	Year Ended September 30, 2008
Audit Fees	$36,000	$35,000
Audit Related Fees	$45,000	-
Tax Fees	-	-
All Other Fees	-	-
Total	$81,000	$35,000

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

A list of the financial statements of the Company filed as part of this Report can be found in the Index to Financial Statements on page F-1.

Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Share Exchange Agreement by and among the Company, CelLynx-California and the CelLynx Owners dated January 3, 2008 (1)

2.2	Amendment Agreement to Share Exchange Agreement between the Company and CelLynx-California dated May 20, 2008 (2)

2.3	Waiver of Conditions Precedent *

3.1	Articles of Incorporation of CelLynx Group, Inc. (3)

3.2	Articles of Merger of CelLynx Group, Inc. (4)

3.3	Bylaws of CelLynx Group, Inc. (4)

3.4	Certificate of Designation of CelLynx Group, Inc. (5)

3.5	Articles of Merger of CelLynx Group, Inc. (8)

3.6	Certificate of Amendment to Articles of Incorporation of CelLynx Group, Inc. (9)

10.1	Form of Subscription Agreement dated July 23, 2008 (6)

10.2	Form of Warrant dated July 23, 2008 (6)

10.3	Master Global Marketing and Distribution Agreement between CelLynx and Dollardex Group Corp. dated July 22, 2008 (7)

10.4	Palomar Ventures III, LP Amended and Restated Subordinated Convertible Promissory Note dated November 10, 2007 (7)

10.5	Lease Agreement between CelLynx-California and CSS Properties, LLC dated February 21, 2008 (7)

10.6	CelLynx-California 2007 Stock Incentive Plan (7)

10.7	Amendment No. 1 to CelLynx-California 2007 Stock Incentive Plan (7)

10.8	Form of Lock-Up Agreement dated July 22, 2008 (7)

10.9	Norman W. Collins Offer Letter dated July 15, 2008 (7)

10.10	Kevin Pickard Consulting Agreement dated July 22, 2008 (7)

10.11	Convertible Promissory Note between CelLynx-California and Daniel Ash dated March 27, 2007 (7)

10.12	Convertible Promissory Note between CelLynx-California and Tareq Risheq dated March 27, 2007 (7)

10.13	Convertible Promissory Note between CelLynx-California and Daniel Ash dated October 25, 2007 (7)

10.14	Convertible Promissory Note between CelLynx-California and Tareq Risheq dated October 25, 2007 (7)

10.15	Incentive Stock Option Agreement between CelLynx-California and Daniel Ash dated October 1, 2007 (7)

10.16	Incentive Stock Option Agreement between CelLynx-California and Tareq Risheq dated October 1, 2007 (7)

10.17	Incentive Stock Option Agreement between CelLynx-California and Robert Legendre dated October 1, 2007 (7)

10.18	Non-Qualified Stock Option Agreement between CelLynx-California and Daniel Ash dated October 1, 2007 (7)

10.19	Non-Qualified Option Agreement between CelLynx-California and Tareq Risheq dated October 1, 2007 (7)

10.20	Non-Qualified Stock Option Agreement between CelLynx-California and Robert Legendre dated October 1, 2007 (7)

10.21	Non-Qualified Stock Option Agreement between CelLynx-California and Daniel Ash dated April 21, 2008 (7)

10.22	Non-Qualified Option Agreement between CelLynx-California and Tareq Risheq dated April 21, 2008 (7)

10.23	Non-Qualified Stock Option Agreement between CelLynx-California and Daniel Ash dated May 20, 2008 (7)

10.24	Non-Qualified Option Agreement between CelLynx-California and Tareq Risheq dated May 20, 2008 (7)

10.25	Non-Qualified Option Agreement between CelLynx-California and Norman Collins dated July 20, 2008 (7)

10.26	Stock Purchase Agreement between CelLynx-California and Norman Collins dated February 12, 2008 (7)

10.27	Lease Agreement between CelLynx and Dolphinshire, L.P. dated August 26, 2008 (11)

10.28	Securities Issuance Agreement executed on May 4, 2009 by and among the Registrant, Dollardex Group Corp. and the other parties listed therein (10)

17.1	Letter of Resignation from John P. Thornton to the Board of Directors (7)

21.1	List of Subsidiaries (7)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *
__________________
* Filed Herewith.

(1)	Filed on January 9, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(2)	Filed on May 27, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(3)	Filed as an exhibit to our Registration Statement on Form 10SB originally filed on August 26, 1999, as amended, an incorporated herein by reference.
(4)	Filed as an exhibit to our Quarterly Report on Form 10-QSB for the fiscal period ended September 30, 2003, and incorporated herein by reference.
(5)	Filed on July 15, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(6)	Filed on July 23, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(7)	Filed on July 30, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(8)	Filed on August 8, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(9)	Filed on November 21, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(10)	Filed on May 8, 2009, as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(11)	Filed on October 14, 2008, as an exhibit to our Annual Report on Form 10-K, and incorporated herein by reference.

CelLynx Group, Inc.
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
CelLynx Group, Inc.
Mission Viejo, California

We have audited the accompanying consolidated balance sheets of CelLynx Group, Inc. (formerly Norpac Technologies, Inc.) as of September 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CelLynx Group, Inc as of September 30, 2009 and 2008, and the results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Frazer Frost, LLP
(Successor entity of Moore Stephens Wurth Frazer and Torbet, LLP, see Form 8-K filed on January 7, 2010)
Brea, California
January 13, 2010

CELLYNX GROUP, INC.
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND 2008

	2009	2008

ASSETS
CURRENT ASSETS:
Cash	$6,776	$599,024
Inventory	16,316	-
Other current assets	15,750	6,862
TOTAL CURRENT ASSETS	38,842	605,886

EQUIPMENT, net	11,359	9,658
INTANGIBLE ASSETS, net	97,180	70,776
OTHER ASSETS	16,190	11,526
TOTAL ASSETS	$163,571	$697,846

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$832,634	$206,298
Accrued interest	28,334	12,507
Accrued derivative liabilities	-	5,677,156
Convertible stockholder notes, net of debt discount of $1,092 and $28,943
as of September 30, 2009 and 2008, respectively	101,908	11,057
Convertible promissory notes, current portion	100,000	-
TOTAL CURRENT LIABILITIES	1,062,876	5,907,018

LONG TERM LIABILITIES:
Convertible promissory note, net of debt discount of $126,795 and $241,067
as of September 30, 2009 and 2008, respectively	135,561	21,289
Convertible stockholder notes, net of debt discount of $0 and $17,031	-	2,969
TOTAL LIABILITIES	$1,198,437	$5,931,276

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Series A Preferred Stock, $0.001 par value;100,000,000 shares authorized;
nil and 45,516,034 shares issued and outstanding
as of September 30, 2009 and 2008, respectively	-	45,516
Common stock, $0.001 par value, 400,000,000 authorized; 137,379,397 and
80,552,812 shares issued and outstanding as of
September 30, 2009 and 2008, respectively	137,379	80,553
Additional paid-in capital	10,501,965	2,335,949
Accumulateed deficit	(11,674,210)	(7,695,448)
Total stockholders' deficit	(1,034,866)	(5,233,430)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$163,571	$697,846

The accompanying notes are an integral part of these consolidated financial statements.

CELLYNX GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

	For the Years Ended September 30,
	2009	2008

Net Revenue	$10,373	$-

Cost of Revenue	7,554	-

Gross profit	2,819	-

Operating expenses
Research and development	340,995	308,906
General and administrative	3,294,158	4,397,131

Total operating expenses	3,635,153	4,706,037

Loss from operations	$(3,632,334)	$(4,706,037)

Non-operating income (expense):
Interest income	961	4,198
Interest and financing costs	(179,228)	(932,393)
Change in fair value of accrued beneficial conversion liability	251,410	(1,151,992)
Change in fair value of accrued warrant liability	(419,571)	127,688

Total non-operating expense	(346,428)	(1,952,499)

Loss before provision for income taxes	(3,978,762)	(6,658,536)

Provision for income taxes	-	-

Net loss	$(3,978,762)	$(6,658,536)

Weighted average shares outstanding - Basic and Diluted:	125,094,999	40,407,479

Earnings per share - Basic and Diluted:	$(0.03)	$(0.16)

The accompanying notes are an integral part of these consolidated financial statements.

CELLYNX GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, September 30, 2007	41,107,396	$41,107	27,153,988	$27,154	$648,022	$(1,036,912)	$(320,629)

Shares issued for cash	-	-	938,897	939	745,345	-	746,284
Shares issued for services	4,408,638	4,409	4,362,037	4,362	563,231	-	572,002
Fair value of stock options reclassified to share-based compensation liability	-	-	-	-	(89,618)	-	(89,618)
Shares issued in merger with Norpac Technologies, Inc.	-	-	48,097,890	48,098	1,200,650		1,248,748
Fair value of warrants transferred to liability	-	-	-	-	(731,681)	-	(731,681)
Net loss	-	-	-	-	-	(6,658,536)	(6,658,536)

Balance, September 30, 2008	45,516,034	$45,516	80,552,812	$80,553	$2,335,949	$(7,695,448)	$(5,233,430)

Conversion of preferred stock to common stock upon the increase of authorized shares	(45,516,034)	(45,516)	45,516,034	45,516	-	-	-
Reclassification of share based compensation liability to equity	-	-	-	-	2,701,572	-	2,701,572
Fair value of share based compensation for employees and consultants	-	-	-	-	690,353	-	690,353
Reclassification of beneficial conversion liability to equity	-	-	-	-	2,120,181	-	2,120,181
Reclassification of warrant liability to equity	-	-	-	-	1,023,564	-	1,023,564
Issuance of common stock for the purchase of licensing rights	-	-	57,143	57	7,372	-	7,429
Issuance of common stock for promissory note	-	-	37,500	38	4,208	-	4,246
Issuance of warrants for consulting services	-	-	-	-	118,382	-	118,382
Issuance of common stock for accounting services	-	-	400,000	400	71,600	-	72,000
Issuance of common stock for consulting services	-	-	3,970,908	3,971	722,628	-	726,599
Issuance of common stock for cash	-	-	6,845,000	6,844	706,156	-	713,000
Net loss	-	-	-	-	-	(3,978,762)	(3,978,762)

Balance, September 30, 2009	-	$-	137,379,397	$137,379	$10,501,965	$(11,674,210)	$(1,034,866)

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

CELLYNX GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

	For the Years Ended September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,978,762)	$(6,658,536)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,813	2,278
Warrants issued for services	118,382	-
Stock issued for services	798,599	572,002
Stock compensation expense for options issued to employees and consultants	690,353	2,625,106
Change in fair value of accrued beneficial conversion liability	(251,410)	1,151,992
Change in fair value of accrued warrant liability	419,571	(127,688)
Non cash financing costs	-	833,321
Amortization of debt discount	163,400	86,085
Changes in operating assets and liabilities:
Change in inventory	(16,316)	-
Change in other assets	(13,552)	(18,388)
Change in accounts payable, accrued expenses and accrued interest	641,163	180,034
Net cash used in operating activities	$(1,421,759)	$(1,353,794)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(6,663)	(10,572)
Purchase of intangible assets	(19,826)	(42,979)
Net cash acquired in merger with Norpac Technologies, Inc.	-	1,250,114
Net cash (used in) provided by investing activities	$(26,489)	$1,196,563

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes	75,000	-
Proceeds from related parties	68,000	-
Proceeds from issuance of common stock	713,000	746,284
Proceeds from stockholders notes	-	7,600

Net cash provided by financing activities	$856,000	$753,884

NET (DECREASE) INCREASE IN CASH	(592,248)	596,653

CASH, BEGINNING OF PERIOD	599,024	2,371

CASH, END OF PERIOD	$6,776	$599,024

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING:
Issuance of stock for licensing agreement	$7,429	$-
Increase in convertible promissory note for interest payable	$-	$12,356
Reclassification of share-based compensation liability to additional paid-in capital	$2,701,572	$-
Reclassification of accrued beneficial conversion liability to additional paid-in capital	$2,120,181	$-
Reclassification of accrued warrant liability to additional paid-in capital	$1,023,564	$-

The accompanying notes are an integral part of these consolidated financial statements.

CELLYNX GROUP, INC
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2009 and 2008

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

On July 24, 2008, the Company entered into a Share Exchange Agreement, as amended, with CelLynx, Inc., a California corporation ("CelLynx-California") and twenty-three (23) CelLynx-California shareholders who, immediately prior to the closing of the transaction collectively held 100% of CelLynx-California’s issued and outstanding shares of capital stock.  As a result, the CelLynx-California shareholders were to receive 77,970,956 shares of the Company’s common stock in exchange for 100%, or 61,983,580 shares, of capital stock of CelLynx-California’s common stock.  However, the Company had only 41,402,110 authorized, unissued and unreserved shares of common stock available, after taking into account the shares of common stock issued in the July 23, 2008, financing described above.  Pursuant to the Share Exchange Agreement, in the event that there were an insufficient number of authorized but unissued and unreserved common stock to complete the transaction, the Company was to issue all of the available authorized but unissued and unreserved common stock to the CelLynx-California shareholders in a pro rata manner and then establish a class of Series A Convertible Preferred Stock (“Series A Preferred Stock”) and issue that number of shares of Series A Preferred Stock such that the common stock underlying the Series A Preferred Stock plus the common stock actually issued to the CelLynx-California shareholders would equal the total number of shares of common stock due to the CelLynx-California shareholders under the Share Exchange Agreement.  As a result, the Company issued to the CelLynx-California shareholders an aggregate of 32,454,922 shares of common stock and 45,516,034 shares of Series A Preferred Stock.  The Series A Preferred Stock automatically converts into common stock on a one-to-one ratio upon the authorized capital stock of the Company being increased to include not less than 150,000,000 shares of common stock.

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

As a result of the reverse merger transactions described above, the historical financial statements presented are those of CelLynx-California, the operating entities.  The CelLynx-California shareholder received 1.2579292 shares of stock in the Company for each share of CelLynx-California capital stock.  The consolidated statement of stockholders’ deficit and all shares and per-share information have been retroactively restated for all periods presented to reflect the reverse merger transaction.

CELLYNX GROUP, INC
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2009 and 2008

On October 27, 2008, the Board of Directors approved a change of the Company’s fiscal year end from June 30 to September 30 to agree with the fiscal year of CelLynx-California.  The fiscal year end change was effective for the year ended September 30, 2008.

The Company develops and manufactures a cell phone signal amplifier.

Development Stage Company and Going Concern

The Company was in the development stage through June 30, 2009.  In July 2009, the Company received the first 220 units from its manufacturer.  The Company used 66 of the units as demo units and began selling the remainder.  The Company is fully operational and as such is no longer considered a development stage company.  During the period that the Company was considered a development stage company, the Company incurred accumulated losses of approximately $10,948,625.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity and debt financing to continue operations and to generate sustainable revenue. There is no guarantee that the Company will be able to raise adequate equity or debt financing or generate profitable operations. For the year ended September 30, 2009, the Company incurred a net loss of $3,978,762.  As of September 30, 2009, the Company has an accumulated deficit of $11,674,210. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  Management intends to raise additional funds through equity or debt financing and to generate cash from the sale of its product.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and have been consistently applied.  The accompanying consolidated financial statements include the accounts of CelLynx Group, Inc., and its 100% owned subsidiary, CelLynx, Inc.  All intercompany accounts and transactions have been eliminated in consolidation.

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

CELLYNX GROUP, INC
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2009 and 2008

Concentration of Credit Risk

Cash includes deposits in accounts maintained in the United States. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits.  As of September 30, 2009 and 2008, the Company had deposits in excess of federally-insured limits totaling $0 and $399,204.  The Company has not experienced any losses in such accounts.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Inventory

Inventory consists of finished goods ready for sale and is valued at the lower of cost (determined on a first-in, first-out basis) or market.

Equipment

Equipment is stated at cost, less accumulated depreciation.  Major renewals are charged directly to the equipment accounts, while replacements, maintenance, and repairs which do not improve or extend the respective lives of the assets are expensed currently.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are reviewed periodically to ensure that the depreciation method and period are consistent with the anticipated pattern of future economic benefits. Gains and losses on disposals are included in the results of operations. The useful life of the equipment being depreciated is between three and five years.

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

Impairment or Disposal of Long-lived Assets

The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of September 30, 2009 and 2008, there was no significant impairment of its long-lived assets.

CELLYNX GROUP, INC
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2009 and 2008

Revenue Recognition

The Company's revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (SAB) 104.  Revenue is recognized at the date of shipment to customers, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured.

Accrued Warrant Liability and Accrued Beneficial Conversion Liability

Pursuant to ASC Topic 815, “Derivatives and Hedging,” the Company recorded the fair value of all outstanding options, warrants, and beneficial conversion features as accrued liabilities at September 30, 2008, since the Company did not have enough authorized shares to satisfy the exercise of its outstanding, options, warrants, and the conversion of the convertible promissory notes.  The Company reclassified the liabilities into additional paid-in capital on November 7, 2008, when the Company increased the number of authorized shares to 400,000,000.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities. In addition, the Company has long-term debt with financial institutions. The carrying amounts of the line of credit and other long-term liabilities approximate their fair values based on current rates of interest for instruments with similar characteristics.

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

As of September 30, 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

CELLYNX GROUP, INC
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2009 and 2008

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes.” ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s consolidated financial statements.

Earnings Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.”  Basic earnings per share is based upon the weighted average number of common shares outstanding.  Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period, plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding stock options and warrants during the period.  Due to the net loss, none of the potential dilutive securities have been included in the calculation of dilutive earning per share since their effect would be anti-dilutive.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation.”  ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. Under ASC 718, the Company’s volatility is based on the historical volatility of the Company’s stock or the expected volatility of similar companies. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company uses the Black-Scholes option-pricing model which was developed for use in estimating the fair value of options. Option-pricing models require the input of highly complex and subjective variables including the expected life of options granted and the Company’s expected stock price volatility over a period equal to or greater than the expected life of the options. Because changes in the subjective assumptions can materially affect the estimated value of the Company’s employee stock options, it is management’s opinion that the Black-Scholes option-pricing model may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with ASC 718 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

CELLYNX GROUP, INC
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2009 and 2008

Recent Accounting Pronouncements

In June 2008, FASB issued ASC Topic 815, “Derivatives and Hedging,” which provides a two-step model to determine whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception in ASC 815-10-15-74. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008.  This standard triggers liability accounting on all instruments and embedded features exercisable at strike prices denominated in any currency other than the functional currency of the operating.  The Company does not believe that the adoption of this pronouncement will have an impact on the Company’s consolidated financial statements.

On January 1, 2009, the Company adopted ASC sub-topic 810-10 (formerly SFAS No. 160, “Accounting and Reporting on Non-controlling Interest in Consolidated Financial Statements, an Amendment of ARB 51”). ASC 810-10 states that accounting and reporting for minority interests are to be recharacterized as noncontrolling interests and classified as a component of equity. The calculation of earnings per share continues to be based on income amounts attributable to the parent. ASC 810-10 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but affects only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  The adoption of ASC 810-10 did not have a material impact on the Company’s consolidated financial statements.

During the second quarter of 2009, the Company adopted guidance issued by the Financial Accounting Standards Board (“FASB”) in April 2009 that is intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities and guidance that expanded the fair value disclosures required for all financial instruments within the scope of ASC Topic 825 “Financial Instruments” to interim periods. The adoption of this guidance did not materially impact the consolidated financial statements.

In April 2009, the FASB issued an accounting standard to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This standard will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This standard provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this standard does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This standard became effective for interim and annual periods ending after June 15, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued an accounting standard that requires disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this accounting standard, fair values for these assets and liabilities were only disclosed annually. This standard applies to all financial instruments within its scope and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This standard does not require disclosures for earlier periods presented for comparative purposes at initial adoption, but in periods after the initial adoption, this standard requires comparative disclosures only for periods ending after initial adoption. The adoption of this standard did not have a material impact on the disclosures related to its consolidated financial statements.

In June 2009, the FASB issued an accounting standard amending the accounting and disclosure requirements for transfers of financial assets. This accounting standard requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, it eliminates the concept of a qualifying special-purpose entity (“QSPE”). This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company has not completed the assessment of the impact this new standard will have on the Company’s financial condition, results of operations or cash flows.

CELLYNX GROUP, INC
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2009 and 2008

In June 2009, the FASB issued guidance which amends certain ASC concepts related to consolidation of variable interest entities (formerly SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”). This guidance is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact the adoption of this guidance will have on the consolidated financial statements.

In August 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of the valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

Note 3 - Equipment

Equipment consists of the following:

	September 30,	September 30,
	2009	2008
Office furniture & equipment	$9,879	$4,211
Computer equipment	8,930	7,935
	18,809	12,146
Less: accumulated depreciation	(7,450)	(2,488)
Equipment, net	$11,359	$9,658

The Company recorded depreciation expense of $ 4,962, and $1,669 for the years ended September 30, 2009 and 2008, respectively.

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

CELLYNX GROUP, INC
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2009 and 2008

	September 30,	September 30,
	2009	2008
Patents	$78,724	$59,198
Trademarks	12,487	12,187
License rights	8,429	-
	99,640	71,385
Less: accumulated amortization	(2,460)	(609)
Intangibles, net	$97,180	$70,776

The Company recorded amortization expense related to trademarks of $1,851 and $609 for the years ended September 30, 2009 and 2008, respectively.  No amortization has been recorded for the patents as of September 30, 2009, as the patents have not been issued to the Company.

The following table summarizes the amortization over the next 5 years:

Years ended September 30,	Amount
2010	$4,209
2011	4,209
2012	4,209
2013	4,209
2014	4,209

CELLYNX GROUP, INC
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2009 and 2008

Note 5 - Convertible Promissory Notes

Convertible Promissory Note Issued August 15, 2006

On August 15, 2006, the Company issued a secured promissory note (the “August 2006 Note”) for $250,000 to an unrelated entity (the “Holder”).  On November 10, 2007, the August 2006 Note was amended (the “Amended Note”).  At the date of the amendment, the Company was obligated to pay to the Holder $262,356 which represented the principal and accrued interest, and the Holder was entitled to purchase shares of the Company’s securities pursuant to a Warrant to Purchase Common Stock dated August 15, 2006 (“August 2006 Warrant”).  In contemplation of the completion of the reverse merger, the Company and the Holder reached an agreement whereby this Amended Note superseded the August 2006 Note and canceled the August 2006 Warrant.  The principal amount of the Amended Note is $262,356, is unsecured and is convertible into 6,340,029 shares of common stock of the Company and bears interest at 4% per annum, computed on the basis of the actual number of days elapsed and a year of 365 days.  All unpaid principal, together with the accrued but unpaid interest, shall be due and payable upon the earlier of (i) November 9, 2010, at the written request of the holder to the Company, or (ii) the occurrence of an event of default.  At the date of conversion, the Company determined that the Amended note had a beneficial conversion feature with a fair value of $767,047. The Company recorded a debt discount of $262,356 and expensed as financing costs the $504,691 of the beneficial conversion feature that exceeded the principal balance.

Convertible Promissory Note Issued February 19, 2009

On February 18, 2009, the Company issued to an unrelated third party, (1) an unsecured convertible promissory note for an aggregate principal balance of $75,000 with a conversion price of $0.20 per share, and (2) 37,500 shares of the Company’s restricted common stock.  The interest rate on the note is 4.0% per annum and had an original maturity date of March 31, 2009, which was subsequently amended to May 31, 2009.  The Company determined the relative fair value of the convertible promissory note and the stock on the date of issuance.  The fair value of the stock was $4,246 which was recorded as a debt discount and was amortized over the original maturity date and included in financing expenses in the accompanying consolidated financial statements.  As of September 30, 2009, the promissory note was in default for non-payment; however on January 12, 2010, the Company and the note holder agreed to settle the principal and accrued interest due for a cash payment of $25,000 and 765,625 shares of the Company’s common stock.

Convertible Promissory Note Issued March 3, 2009

On March 3, 2009, the Company issued an unsecured convertible promissory note to an unrelated third party for an aggregate principal balance of $25,000 with a conversion price of $0.20.  The convertible promissory note was due on April 30, 2009 and is non-interest bearing.  However, the note was subsequently amended to extend the due date to May 31, 2009.  As of September 30, 2009, the promissory note was in default for non-payment; however, the Company and the note holder have verbally agreed to settle the principal and accrued interest due for a cash payment of $12,500 and 156,250 shares of the Company’s common stock.

The Company recorded interest expense relating to the convertible promissory notes of $12,327 and $10,056 for the years ended September 30, 2009 and 2008, respectively.

The Company amortized $114,272 and $21,289 of the debt discount for the years ended September 30, 2009 and 2008, respectively.  The unamortized discount as of September 30, 2009 and 2008, was $126,795 and $241,067, respectively.

CELLYNX GROUP, INC
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2009 and 2008

The following table summarizes the convertible promissory notes:

Description	Balance
Balance, September 30, 2008, net	$21,289
Issue convertible note, February 19, 2009	75,000
Issue convertible note, March 3, 2009	25,000
Additional debt discounts	(4,245)
Amortization of debt discounts	118,517
Balance, September 30, 2009, net	235,561
Less, current portion	(100,000)
Convertible note, long term	$135,561

Note 6 - Convertible Stockholder Notes

Stockholder Notes Issued March 27, 2007

On March 27, 2007, the Company issued convertible promissory notes to two stockholders of the Company.  The principal amount of each convertible promissory note was $20,000 for a combined total of $40,000.  The convertible promissory notes bear interest at 4% per annum, computed on the basis of the actual number of days elapsed and a year of 365 days, and were scheduled to mature on March 27, 2009; however, the maturity dates were extended to July 31, 2009. As of September 30, 2009, the convertible notes were in default for non-payment; however on December 3, 2009, the note holder agreed to convert the notes into shares of the Company’s common stock in accordance with the conversion option provided for by the notes. All or a portion of the outstanding principal amount and accrued interest was originally convertible at the option of the note holder at $0.01 per share (adjusted to reflect subsequent stock dividends, stock splits into common stock of the Company, combinations or recapitalizations). All unpaid principal, together with any then unpaid and accrued interest and any other amounts payable thereunder, is due and payable on the earlier of (i) that date which is two years after the issue date listed above, or (ii) when, upon or after the occurrence of an Event of Default as defined in the promissory note.

Subsequent to issuing this convertible promissory note and prior to September 30, 2007, the two stockholders advanced the Company an additional $6,200 each for a combined total of $12,400.  The amount due under all notes to these stockholders at September 30, 2007, was $52,400.

On October 25, 2007, the Company issued convertible promissory notes to the above stockholders.  Each note was for $10,000 which included the $6,200 that was previously advanced and an additional $3,800.  The combined total for the two convertible promissory notes was $20,000.  The promissory notes bear interest at 4% per annum, computed on the basis of the actual number of days elapsed and a year of 365 days, and mature on October 25, 2009.  On December 3, 2009, the note holder agreed to extend the maturity date until such time as the Company has sufficient cash to repay these notes.

Pursuant to the reverse merger transaction, $40,000 (see above) of CelLynx-California convertible notes with a conversion price of $0.01 per share were converted into $40,000 of the Company’s convertible notes with a conversion price of approximately $0.0079 per share, and $20,000 (see above) of CelLynx-California convertible notes with a conversion price of $0.10 per share were converted into $20,000 of the Company’s convertible notes with a conversion price of approximately $0.0795 per share.  With the conversion of the notes, the Company expensed the unamortized debt discount at July 24, 2008.  The fair value of the conversion liability at July 24, 2008 was $743,163.  The change in value of the convertible promissory notes before the merger and at the merger date was $397,177, which was allocated $60,000 to discount on notes and $337,177 as change in the conversion liability.

CELLYNX GROUP, INC
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2009 and 2008

Stockholder Note Issued February 4, 2009

On February 4, 2009, the Company issued an unsecured convertible promissory note to a related party for an aggregate principal amount of $43,000.  The convertible promissory note has a conversion price of $0.20.  The convertible promissory note was due on March 31, 2009, and was non-interest bearing.  However, the note was subsequently amended to extend the due date to May 31, 2009, and to accrue interest from the inception of the note at a rate of 4.0%.  As of September 30, 2009, the promissory note was in default for non-payment; however on January 5, 2010, the Company and the note holder agreed to settle the principal and accrued interest due for a cash payment of $25,000 and 305,625 shares of the Company’s common stock.

The Company recorded interest expense related to the notes of $3,502 for the year ended September 30, 2009.

The Company amortized $44,882 and $64,796 of the debt discount for the years ended September 30, 2009 and 2008, respectively.  The unamortized discount as of September 30, 2009 and 2008, was $1,092 and $45,974, respectively.

The following table summarizes the stockholder convertible promissory notes:

Description	Balance
Balance, September 30, 2008, net	$14,026
Issue convertible note, February 4, 2009	43,000
Amortization of debt discounts	44,882
Balance, September 30, 2009, net	$101,908

Note 7 - License Agreement

On January 12, 2009, the Company entered into a License Agreement with an unrelated party.  The License Agreement gives the Company the right to manufacture, have manufactured, use, import, and offer to sell, lease, distribute or otherwise exploit the technology rights and intellectual rights.  The License Agreement has a term of ten years.  As consideration for the License Agreement, the Company issued 57,143 shares of its common stock and paid $1,000 in cash.  The Company determined the fair value of the License Agreement to be $7,429 based on the market value of its common stock on the date of the agreement plus the $1,000, for a total acquisition cost of $8,429, which is included in the accompanying consolidated balance sheets and is being amortized over ten years.

The Company recorded amortization expense related to the licensing agreement of $633 and $0 for the years ended September 30, 2009 and 2008, respectively.

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
2,000,000

CELLYNX GROUP, INC
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2009 and 2008

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

At September 30, 2009, the Company determined the fair value of the 600,000 warrants to be $60,690.  The fair value was computed using the Black-Scholes option pricing model under the following assumptions: (1) expected life of 2.50 years; (2) volatility of 110%; (3) risk free interest of 2.22% and (4) dividend rate of 0%.  The shares vest at 12 months after the execution of the consulting agreement; therefore, the Company will amortize the expense over the vesting period of one year.  The Company recorded $30,345 as consulting expense for the year ended September 30, 2009 which represents 50% of the fair value at September 30, 2009.  Each quarter, the Company will determine the fair value of the warrants and record the expense related to the vested warrants.

Note 9 - Stockholders’ Equity

On January 13, 2009, the Company issued 57,143 to obtain a licensing right from an un-related party.

On February 18, 2009, the Company issued 37,500 shares of common stock to an unrelated third party in connection to an issuance of a convertible promissory note agreement.

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

The Company issued an additional 3,530,000 common stock for consulting services during the third and fourth quarters of 2009.

On April 23, 2009, the Company entered into a Securities Issuance Agreement (“Securities Agreement”) with four related parties (the “Investors”).  Pursuant to the Securities Agreement, the Company agreed to sell and issue to the Investors 2,785,000 shares of its common stock and warrants to purchase 2,785,000 shares of common stock at $0.10 per share for an aggregate purchase price of $278,500.  In addition, the company agreed to sell additional common stock and warrants at $0.10 per share up to 2 million shares.  As of September 30, 2009 the Company sold 3,785,000 shares of common stock and warrants.  The Company determined the fair value of the 3,785,000 warrants to be $512,920.  The fair value was computed using the Black-Scholes option pricing model under the following assumptions: (1) expected life of 3 years; (2) volatility of 110%; (3) risk free interest of 1.16% - 1.97% and (4) dividend rate of 0%.  The warrants are exercisable immediately and have an exercise price based on the share price at the date of grant.

CELLYNX GROUP, INC
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2009 and 2008

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

As of September 30, 2009 the Company issued 400,000 shares of common stock for accounting services.

During the fourth quarter, the Company entered into stock subscription agreements and issued a total of 3,060,000 shares of common stock for $334,500.

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

CELLYNX GROUP, INC
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2009 and 2008

The following table summarizes information with respect to options issuable under the Plan and outside the Plan.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinisic Value
Outstanding, October 11, 2005 (date of inception)	-
Granted	5,660,682	$0.015
Forfeited	(4,245,512)
Exercised	-
Outstanding, September 30, 2006	1,415,170	$0.015
Granted	-
Canceled	-
Exercised	-
Outstanding at September 30, 2007	1,415,170	$0.015
Granted	52,486,693	$0.075
Canceled	-
Exercised	-
Outstanding at September 30, 2008	53,901,863	$0.072
Granted	9,546,081	$0.158
Canceled	(35,734,111)	$0.074
Exercised	-
Outstanding at September 30, 2009	27,713,833	$0.102	$2,227,543
Exercisable at September 30, 2009	10,502,335	$0.075	$1,109,850

CELLYNX GROUP, INC
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2009 and 2008

The number and weighted average exercise prices of all options outstanding as of September 30, 2009, are as follows:

Options outstanding
Range of Exercise Price	Number Outstanding September 30, 2009	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

$0.014	943,447	$0.014	6.08
$0.016	471,723	$0.016	6.25
$0.072	3,339,944	$0.072	3.71
$0.079	13,412,638	$0.079	3.42
$0.110	1,414,960	$0.110	4.35
$0.120	2,032,520	$0.120	4.29
$0.160	1,408,961	$0.160	4.60
$0.170	2,900,000	$0.170	4.98
$0.180	48,000	$0.180	4.20
$0.210	1,500,000	$0.210	4.85
$0.260	241,640	$0.260	4.68
	27,713,833

CELLYNX GROUP, INC
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2009 and 2008
The number and weighted average exercise prices of all options exercisable as of September 30, 2009, are as  follows:

Options outstanding
Range of Exercise Price	Options exercisable September 30, 2009	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

$0.014	943,447	$0.014	6.08
$0.016	471,723	$0.016	6.25
$0.072	1,451,490	$0.072	3.68
$0.079	6,867,921	$0.079	3.36
$0.110	267,540	$0.110	4.40
$0.120	20,054	$0.120	4.43
$0.160	276,161	$0.160	4.60
$0.180	48,000	$0.180	4.20
$0.210	28,295	$0.210	4.85
$0.260	127,704	$0.260	4.68
	10,502,335

The assumptions used in calculating the fair values of options granted using the Black-Scholes option-pricing model are as follows:

	September 30, 2009	September 30, 2008
Expected life (years)	2.63 to 6.16	2.6 to 4.0
Risk-free interest rate	.56% to 4.57%	1.9% to 4.1%
Expected volatility	110%	100%
Expected dividend yield	0%	0%

The weighted average grant-date fair value for the options granted during the year ended September 30, 2009 and 2008, was $0.076 and $0.06, respectively.

The compensation expense related to the unvested options as of September 30, 2009, was $1,359,254, which will be recognized over the weighted average period of 2.26 years. Stock-based compensation expense to employees and non employees for the years ended September 30, 2009 and 2008, was $690,353 and $2,625,106, respectively.

Warrants

On July 23, 2008, the Company issued warrants to purchase 10,500,000 shares of its common stock at an exercise price of $0.20.  The Warrants expire on July 22, 2010, except in the event that at any time the Company has manufactured 25 or more of its mobile or home repeater units, then the Company may, at its option, accelerate the expiration of the warrants by giving notice to the holder.  If the holder does not exercise the warrant within 30 days of the giving of the notice of acceleration, the warrants will expire and the holder will have no further rights to acquire any shares of the company under the warrants.  The Company gave notice of acceleration on February 27, 2009.  The Company canceled the 10,500,000 warrants as none of them had been exercised within the required 30 days.

CELLYNX GROUP, INC
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2009 and 2008

The following table summarizes the warrant activity for the year ended September 30, 2009:

Number of warrants issued
Outstanding, September 30, 2008	10,500,000
Granted	5,785,000
Cancelled	(10,500,000)
Exercised	-
Outstanding, September 30,2009	5,785,000

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

The Company recorded rent expense of $77,780 and $13,188 for years ended September 30, 2009 and 2008, respectively.

The Company expects to pay approximately $41,200 during the year ended September 30, 2010 for the two leases.

Litigation

The Company is subject to various legal matters in the ordinary course of business.  After taking into consideration the Company’s legal counsels’ evaluation of these matters, the Company has determined that the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial statements.

Note 11 – Taxes

We have provided no current income taxes due to the losses incurred from October 11, 2005 (date of inception), through September 30, 2009.  Net operating losses of approximately $3,877,145 at September 30, 2009, are available for carryover.  The net operating losses will expire from 2022 through 2024.  We have provided a 100% valuation allowance for the deferred tax benefit resulting from the net operating loss carryover due to our limited operating history.  In addressing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible.  When we demonstrate a history of profitable operation, we will reduce our valuation allowance at that time.

CELLYNX GROUP, INC
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2009 and 2008
A reconciliation of the statutory Federal income tax rate and the effective income tax rate for the years ended September 30, 2009 and 2008, follows:

	September 30,	September 30,
	2009	2008
Statutory federal income tax rate	(0.34)	(0.34)
State income taxes (benefit), net of federal taxes	(0.06)	(0.06)
Equity instruments issued for compensation/services	0.15	0.19
Change in derivative liabilities	0.02	0.06
Non-cash financing costs	-	0.05
Valuation allowance	0.23	0.10
Effective income tax rate	-	-

The significant components of deferred tax assets and liabilities are as follows:

	September 30,	September 30,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$1,694,205	$836,646
Valuation allowance	(1,694,205)	(836,646)
Net deferred tax assets	$-	$-

Note 12 - Subsequent Events

On October 13, 2009, the Company received $50,000 from an unrelated party for a subscription agreement at $0.10 per share for a total of 500,000 shares.

On October 22, 2009, the Company received $140,000 from an unrelated party for a subscription agreement at $0.10 per share for a total of 1,400,000 shares.

On November 12, 2009, the Company received $10,000 from an unrelated party for a subscription agreement at $0.10 per share for a total of 100,000 shares.

On December 4, 2009, the Company received $110,000 from an unrelated party for a subscription agreement at $0.06 per share for a total of 1,833,333 shares.  The Company also issued warrants to purchase up to an additional 1,833,333 shares.

On December 7, 2009, the Company received $105,000 from an unrelated party for a subscription agreement at $0.06 per share for a total of 1,750,000 shares.  The Company also issued warrants to purchase up to an additional 1,750,000 shares.

On December 9, 2009, the Company received $110,000 from an unrelated party for a subscription agreement at $0.06 per share for a total of 1,833,333 shares.  The Company also issued warrants to purchase up to an additional 1,833,333 shares.

CELLYNX GROUP, INC
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2009 and 2008

On December 9, 2009, the Company received $55,000 from an unrelated party for a subscription agreement at $0.06 per share for a total of 916,667 shares.  The Company also issued warrants to purchase up to an additional 966,667 shares.

On December 15, 2009, the Company received $18,000 from an unrelated party for a subscription agreement at $0.06 per share for a total of 300,000 shares.  The Company also issued warrants to purchase up to an additional 300,000 shares.

On December 15, 2009, the Company received $10,000 from an unrelated party for a subscription agreement at $0.06 per share for a total of 166,667 shares.  The Company also issued warrants to purchase up to an additional 166,667 shares.

On December 28, 2009, the Company received $10,000 from an unrelated party for a subscription agreement at $0.06 per share for a total of 166,667 shares.  The Company also issued warrants to purchase up to an additional 166,667 shares.

On January 7, 2010, the Company received $5,000 from an unrelated party for a subscription agreement at $0.06 per share for a total of 83,335 shares.  The Company also issued warrants to purchase up to an additional 83,335 shares.

On January 8, 2010, the Company received $250,000 from an unrelated party for a subscription agreement at $0.06 per share for a total of 4,166,667 shares.  The Company also issued warrants to purchase up to an additional 4,166,667 shares.

On January 12, 2010, the Company received $450,000 from an unrelated party for a subscription agreement at $0.06 per share for a total of 7,500,000 shares.  The Company also issued warrants to purchase up to an additional 7,500,000 shares.

On January 12, 2010, the Company received $60,000 from an unrelated party for a subscription agreement at $0.06 per share for a total of 1,000,000 shares.  The Company also issued warrants to purchase up to an additional 1,000,000 shares.

The Company has performed an evaluation of subsequent events through January 13, 2010, which is the date the consolidated financial statements were issued and no additional significant subsequent events warrant disclosure.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELLYNX GROUP, INC.

Dated: January 13, 2010	By:	/s/ Daniel R. Ash Daniel R. Ash President, Chief Executive Officer and Chief Operating Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Daniel R. Ash Daniel R. Ash	Director and Principal Executive Officer	January 13, 2010

/s/ Kevin Pickard Kevin Pickard	Consultant providing services commonly provided by a Chief Financial Officer, Principal Financing and Accounting Officer	January 13, 2010

/s/ Tareq Risheq Tareq Risheq	Director	January 13, 2010

/s/ Donald A Wright Donald A Wright	Chairman of the Board	January 13, 2010

/s/ Norman W. Collins Norman W. Collins	Director	January 13, 2010

/s/ Dwayne Yaretz Dwayne Yaretz	Director	January 13, 2010