Form 10-Q
period 2009-12-31
CelLynx Group, Inc.
filed 2010-02-19
CIK 1067286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date: 161,809,820 issued and outstanding as of February 12, 2009.

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CELLYNX GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2009	2009
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$28,316	$6,776
Accounts receivable	6,171	-
Inventory	43,554	16,316
Prepaids and the other current assets	114,713	15,750
TOTAL CURRENT ASSETS	192,754	38,842

EQUIPMENT, net	10,031	11,359
INTANGIBLE ASSETS, net	104,072	97,180
OTHER ASSETS	16,190	16,190
TOTAL ASSETS	$323,047	$163,571

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$977,522	$832,634
Accrued interest	46,325	28,334
Convertible stockholder notes, net of debt discount of $0 and $1,092
as of December 31, 2009 and September 30, 2009, respectively	103,000	101,908
Convertible promissory notes, net of debt discount of $97,992 and $0
as of December 31, 2009 and September 30, 2009, respectively	264,364	100,000
TOTAL CURRENT LIABILITIES	1,391,211	1,062,876

LONG TERM LIABILITIES:
Convertible promissory note, net of debt discount of $126,795
as of September 30, 2009	-	135,561
TOTAL LIABILITIES	1,391,211	1,198,437

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Series A preferred stock, $0.001 par value;100,000,000 shares authorized;
nil shares issued and outstanding	-	-
Common stock, $0.001 par value, 400,000,000 shares authorized; 146,418,790 and
137,379,397 shares issued and outstanding as of December 31, 2009 and
September 30, 2009, respectively	146,419	137,379
Additional paid-in capital	11,294,129	10,501,965
Accumulated deficit	(12,508,712)	(11,674,210)
Total stockholders' deficit	(1,068,164)	(1,034,866)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$323,047	$163,571

The accompanying notes are an integral part of these consolidated financial statements.

CELLYNX GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended
	December 31, 2009	December 31,2008
	(unaudited)	(unaudited)

Net Revenue	$11,820	$-

Cost of Revenue	9,559	-
Gross profit	2,261	-

Operating expenses
Research and development	22,604	151,527
General and administrative	766,280	621,813
Total operating expenses	788,884	773,340

Loss from operations	(786,623)	(773,340)

Non-operating income (expense):
Interest and financing costs, net	(47,879)	(50,042)
Change in fair value of accrued beneficial conversion liability	-	251,410
Change in fair value of accrued warrant liability	-	(419,571)
Total non-operating expense, net	(47,879)	(218,203)

Loss before provision for income taxes	(834,502)	(991,543)

Provision for income taxes	-	-

Net loss	$(834,502)	$(991,543)

Weighted average shares outstanding - Basic and Diluted:	140,714,212	107,268,745

Earnings per share - Basic and Diluted:	$(0.01)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

CELLYNX GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended	Three Months Ended
	December 31, 2009	December 31, 2008
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(834,502)	$(991,543)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,844	1,159
Warrants issued for services	13,822	-
Stock issued for services	10,000	-
Stock compensation expense for options issued to employees and consultants	170,182	122,867
Change in fair value of accrued beneficial conversion liability	-	(251,410)
Change in fair value of accrued warrant liability	-	419,571
Amortization of debt discount	29,895	47,779
Changes in operating assets and liabilities:
Change in accounts receivable	(6,171)	-
Change in inventory	(27,238)	-
Change in other assets	13,062	(4,664)
Change in accounts payable, accrued expenses and accrued interest	45,021	96,951
Net cash used in operating activities	(584,085)	(559,290)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(4,263)
Purchase of intangible assets	(1,575)	(7,755)
Net cash used in investing activities	(1,575)	(12,018)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	618,000	-
Payment of offering costs associated with the sale of common stock	(10,800)	-
Net cash provided by financing activities	607,200	-

NET INCREASE (DECREASE) IN CASH	21,540	(571,308)

CASH, BEGINNING OF PERIOD	6,776	599,024

CASH, END OF PERIOD	$28,316	$27,716

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING:
Reclassification of share-based compensation liability to additional paid-in capital	$-	$2,701,572
Reclassification of accrued beneficial conversion liability to additional paid-in capital	$-	$2,120,181
Reclassification of accrued warrant liability to additional paid-in capital	$-	$1,023,564

The accompanying notes are an integral part of these consolidated financial statements.

CelLynx Group, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Note 1 - Organization

The unaudited consolidated financial statements have been prepared by CelLynx Group, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results for the three months ended December 31, 2009, are not necessarily indicative of the results to be expected for the full year ending September 30, 2010.

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

On July 24, 2008, the Company entered into a Share Exchange Agreement, as amended, with CelLynx, Inc. a California corporation ("CelLynx-California") and twenty-three (23) CelLynx-California shareholders who, immediately prior to the closing of the transaction collectively held 100% of CelLynx-California’s issued and outstanding shares of capital stock.  As a result, the CelLynx-California shareholders were to receive 77,970,956 shares of the Company’s common stock in exchange for 100%, or 61,983,580 shares, of capital stock of CelLynx-California’s common stock.  However, the Company had only 41,402,110 authorized, unissued and unreserved shares of common stock available, after taking into account the shares of common stock issued in the July 23, 2008, financing described above.  Pursuant to the Share Exchange Agreement, in the event that there was an insufficient number of authorized but unissued and unreserved common stock to complete the transaction, the Company was to issue all of the available authorized but unissued and unreserved common stock to the CelLynx-California shareholders in a pro rata manner and then establish a class of Series A Convertible Preferred Stock (“Series A Preferred Stock”) and issue that number of shares of Series A Preferred Stock such that the common stock underlying the Series A Preferred Stock plus the common stock actually issued to the CelLynx-California shareholders would equal the total number of shares of common stock due to the CelLynx-California shareholders under the Share Exchange Agreement.  As a result, the Company issued to the CelLynx-California shareholders an aggregate of 32,454,922 shares of common stock and 45,516,034 shares of Series A Preferred Stock.  The Series A Preferred Stock automatically would convert into common stock on a one-to-one ratio upon the authorized capital stock of the Company being increased to include not less than 150,000,000 shares of common stock.

On November 7, 2008, the Company amended the Articles of Incorporation to increase the number of authorized shares to 400,000,000 and converted the 45,516,034 shares of Series A Preferred Stock into 45,516,034 shares of the Company’s common stock.

CelLynx Group, Inc.
Notes to Consolidated Financial Statements
(unaudited)

The exchange of shares with CelLynx-California was accounted for as a reverse acquisition under the purchase method of accounting because the shareholders of CelLynx-California obtained control of the Company. On August 5, 2008, NorPac Technologies, Inc., changed its name to CelLynx Group, Inc.  Accordingly, the merger of CelLynx-California into the Company was recorded as a recapitalization of CelLynx-California, with CelLynx-California being treated as the continuing entity. The historical financial statements presented are the financial statements of CelLynx-California. The Share Exchange Agreement has been treated as a recapitalization and not as a business combination; therefore, no pro forma information is disclosed. At the date of this transaction, the net assets of the legal acquirer CelLynx Group, Inc., were $1,248,748.

As a result of the reverse merger transactions described above the historical financial statements presented are those of CelLynx-California, the operating entity.  Each CelLynx-California shareholder received 1.2579292 shares of stock in the Company for each share of CelLynx-California capital stock.  All shares and per-share information have been retroactively restated for all periods presented to reflect the reverse merger transaction.

On October 27, 2008, the Board of Directors approved a change of the Company’s fiscal year end from June 30 to September 30 to agree with the fiscal year of CelLynx-California.  The fiscal year end change was effective for the year ended September 30, 2008.

The Company develops and manufactures a cell phone signal amplifier.

Going Concern and Exiting Development Stage

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity and debt financing to continue operations and to generate sustainable revenue. There is no guarantee that the Company will be able to raise adequate equity or debt financing or generate profitable operations. For the three months ended December 31, 2009, the Company incurred a net loss of $834,502.  As of December 31, 2009, the Company has an accumulated deficit of $12,508,712.  These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  During the three months ended December 31, 2009, the Company raised $618,000 through the issuance of common stock, and management intends to raise additional funds through equity or debt financing and to generate cash from the sale of the Company's product.

The Company was in the development stage through June 30, 2009.  In July 2009, the Company received the first 220 units from its manufacturer.  As of July 2009, the Company was fully operational and as such was no longer considered a development stage company.  During the period that the Company was considered a development stage company, the Company incurred accumulated losses of approximately $10,948,625.

CelLynx Group, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  The accompanying consolidated financial statements include the accounts of CelLynx Group, Inc., and its 100% wholly owned subsidiary, CelLynx, Inc.  All intercompany accounts and transactions have been eliminated within the consolidation.

Cash

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Inventory

Inventory consists of finished goods ready for sale and is valued at the lower of cost (determined on a first-in, first-out basis) or market.

Accounts Receivable

The Company maintains reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collection history.  Receivables are written off when they are determined to be uncollectible.  As of December 31, 2009, the Company did not record an allowance for bad debt.

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

Concentration of Credit Risk

Cash includes deposits in accounts maintained in the United States. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. As of December 31, 2009, and September 30, 2009, the Company did not have any deposits in excess of federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

CelLynx Group, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Equipment

Equipment is recorded at historical cost and is depreciated using the straight-line method over their estimated useful lives.  The useful life and depreciation method are reviewed periodically to ensure that the depreciation method and period are consistent with the anticipated pattern of future economic benefits. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains and losses on disposals are included in the results of operations. The useful life of the equipment is being depreciated over three years.

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

Capitalized costs for patents are amortized on a straight-line basis over the remaining twenty-year legal life of each patent after the costs have been incurred. Once each patent or trademark is issued, capitalized costs are amortized on a straight-line basis over a period not to exceed 20 years and 10 years, respectively. The licensing right is amortized on a straight-line over a period of 10 years.

Impairment or Disposal of Long-lived Assets

The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of December 31, 2009, and September 30, 2009, there was no significant impairment of its long-lived assets.

Revenue Recognition

The Company's revenue recognition policies are in compliance with ASC Topic 605, “Revenue Recognition.”   Revenue is recognized at the date of shipment to customers, and when the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash, accounts receivable, accounts payable, accrued liabilities and convertible debt, the carrying amounts approximate their fair values due to their short maturities. In addition, the Company has long-term debt with financial institutions. The carrying amounts of the long-term liabilities approximate their fair values based on current rates of interest for instruments with similar characteristics.

CelLynx Group, Inc.
Notes to Consolidated Financial Statements
(unaudited)

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company.  ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of the valuation hierarchy are defined as follows:

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

As of December 31, 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

Net Loss Per Share

The Company reports loss per share in accordance with the ASC Topic 260, “Earnings Per Share.”  Basic earnings per share is based upon the weighted average number of common shares outstanding.  Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised.  Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period, plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding stock options and warrants during the period.  Due to the net loss for the three months ended December 31, 2009 and 2008, none of the potential dilutive securities have been included in the calculation of dilutive earning per share because their effect would be anti-dilutive.

CelLynx Group, Inc.
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

The Company uses the Black-Scholes option-pricing model which was developed for use in estimating the fair value of options. Option-pricing models require the input of highly complex and subjective variables including the expected life of options granted and the Company’s expected stock price volatility over a period equal to or greater than the expected life of the options. Because changes in the subjective assumptions can materially affect the estimated value of the Company’s employee stock options, it is management’s opinion that the Black-Scholes option-pricing model may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with ASC 718 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/seller market transaction.

The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

Recent Accounting Pronouncements

In June 2008, FASB issued ASC Topic 815, “Derivatives and Hedging,” which provides a two-step model to determine whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception in ASC 815-10-15-74. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008.  This standard triggers liability accounting on all instruments and embedded features exercisable at strike prices denominated in any currency other than the functional currency of the operating entity.  The adoption of this pronouncement did not have an impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued an Accounting Standards Update ("ASU") regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

CelLynx Group, Inc.
Notes to Consolidated Financial Statements
(unaudited)

On December 15, 2009, the FASB issued ASU No. 2010-06 Fair Value Measurements and Disclosures Topic 820 “Improving Disclosures about Fair Value Measurements”.  This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting.  The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

Note 3 - Equipment

Equipment consisted of the following at December 31, 2009, and September 30, 2009:

	December 31,	September 30,
	2009	2009
	(unaudited)
Office furniture and equipment	$9,879	$9,879
Computer equipment	8,930	8,930
	18,809	18,809
Accumulated depreciation	(8,778)	(7,450)
Equipment, net	$10,031	$11,359

The Company recorded depreciation expense of $1,328 and $854, for the three months ended December 31, 2009 and 2008, respectively.

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

Intangible assets consist of the following:

	December 31,	September 30,
	2009	2009
	(unaudited)
Patents	$86,132	$78,724
Trademarks	12,487	12,487
Licensing right	8,429	8,429
	107,048	99,640
Accumulated Amortization	(2,976)	(2,460)
Intangibles, net	$104,072	$97,180

The Company recorded amortization expense related to the trademarks of $516 and $305, for the three months ended December 31, 2009 and 2008, respectively.

No amortization has been recorded for the patents as of December 31, 2009, as the patents have not been issued to the Company.

CelLynx Group, Inc.
Notes to Consolidated Financial Statements
(unaudited)

The following table summarizes the amortization over the next 5 years:

Years ended September 30,	Amount
2010	$1,249
2011	1,249
2012	1,249
2013	1,249
2014	1,249
Thereafter	4,369

Note 5 – Convertible Promissory Note

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

Convertible Promissory Note Issued February 19, 2009

On February 19, 2009, the Company issued to an unrelated third party, (1) an unsecured convertible promissory note for an aggregate principal balance of $75,000 with a conversion price of $0.20 per share, and (2) 37,500 shares of the Company’s restricted common stock.  The interest rate on the note is 4.0% per annum and had an original maturity date of March 31, 2009, which was subsequently amended to May 31, 2009.  The Company determined the relative fair value of the convertible promissory note and the stock on the date of issuance.  The fair value of the stock was $4,246 which was recorded as a debt discount and was amortized over the original maturity date and included in financing expenses in the accompanying consolidated financial statements.  As of December 31, 2009, the promissory note was in default for non-payment; however on January 12, 2010, the Company and the note holder agreed to a settlement.  The interest rate was adjusted to 15% retroactive to the issuance date, and the principal and accrued interest for one year would be settled for a cash payment of $25,000 and 765,625 shares of the Company’s common stock.

Convertible Promissory Note Issued March 3, 2009

On March 3, 2009, the Company issued an unsecured convertible promissory note to an unrelated third party for an aggregate principal balance of $25,000 with a conversion price of $0.20.  The convertible promissory note was due on April 30, 2009, and is non-interest bearing.  However, the note was subsequently amended to extend the due date to May 31, 2009.  As of December 31, 2009, the promissory note was in default for non-payment.

CelLynx Group, Inc.
Notes to Consolidated Financial Statements
(unaudited)

However, on January 12, 2010, the Company and the note holder have agreed to settle the principal balance for a cash payment of $12,500 and 156,250 shares of the Company’s common stock.

The Company recorded interest expense relating to the convertible promissory notes of $12,062 and $2,616 for the three months ended December 31, 2009 and 2008, respectively.

The Company amortized $28,803 and $28,803 of the debt discount for the three months ended December 31, 2009 and 2008, respectively.  The unamortized discount as of December 31, 2009, was $97,992.

The following table summarizes the convertible promissory notes:

Description
Issued convertible note, August 2006, amended November 10, 2007	$262,356
Less debt discount at December 31, 2009	(97,992)
Net balance at December 31, 2009		$164,364
Issued convertible note, February 19, 2009		75,000
Issued convertible note, March 3, 2009		25,000
Balance at December 31, 2009, net		$264,364

Note 6 – Convertible Promissory Note - Related Party

Stockholder Notes Issued March 27, 2007

On March 27, 2007, the Company issued convertible promissory notes to two stockholders of the Company.  The principal amount of each convertible promissory note was $20,000 for a combined total of $40,000.  The convertible promissory notes bear interest at 4% per annum, computed on the basis of the actual number of days elapsed and a year of 365 days, and were scheduled to mature on March 27, 2009; however, the maturity dates were extended to July 31, 2009.  The convertible notes were in default for non-payment; however on December 3, 2009, the note holders agreed to convert the notes into shares of the Company’s common stock at $0.0079 in accordance with the conversion option provided for by the notes.

On October 25, 2007, the Company issued convertible promissory notes in the amount of $10,000 with a conversion price of $0.0795 to each of the stockholders.  The combined total for the two convertible promissory notes was $20,000.  The promissory notes bear interest at 4% per annum, computed on the basis of the actual number of days elapsed and a year of 365 days, and mature on October 25, 2009.  On December 3, 2009, the note holders agreed to extend the maturity date until such time as the Company has sufficient cash to repay these notes.

Stockholder Note Issued February 4, 2009

On February 4, 2009, the Company issued an unsecured convertible promissory note to a related party for an aggregate principal amount of $43,000.  The convertible promissory note has a conversion price of $0.20.  The convertible promissory note was due on March 31, 2009, and was non-interest bearing.  However, the note was subsequently amended to extend the due date to May 31, 2009, and to accrue interest from the inception of the note at a rate of 4.0%.  As of December 31, 2009, the promissory note was in default for non-payment; however on January 5, 2010, the Company and the note holder agreed to a settlement.  The interest rate was adjusted to 15% retroactive to the issuance date, and the principal and accrued interest for one year would be settled for a cash payment of $25,000 and 305,625 shares of the Company’s common stock.

CelLynx Group, Inc.
Notes to Consolidated Financial Statements
(unaudited)

The Company recorded interest expense related to the notes of $5,929 and $608 for the three months ended December 31, 2009 and 2008.

The Company amortized $1,092 and $18,976 of the debt discount for the three months ended December 31, 2009 and 2008, respectively.  The unamortized discount as of December 31, 2009 and September 30, 2009, was $0, and $1,092, respectively.

The following table summarizes the stockholder convertible promissory notes:

Description
Issued convertible note, March 27, 2007	$20,000
Issued convertible note, March 27, 2007	20,000
Issued convertible note, October 25, 2007	10,000
Issued convertible note, October 25, 2007	10,000
Issued convertible note, February 4, 2009	43,000
Balance at December 31, 2009	$103,000

Note 7 - License Agreement

On January 12, 2009, the Company entered into a Licensing Agreement with an unrelated party.  The Licensing Agreement gives the Company the right to manufacture, have manufactured, use, import, and offer to sell, lease, distribute or otherwise exploit the technology rights and intellectual rights.  The License Agreement has a term of ten years.  As consideration for the License Agreement, the Company issued 57,143 shares of its common stock and paid $1,000 in cash.  The Company determined the fair value of the License Agreement to be $7,429 based on the market value of its common stock on the date of the agreement plus the $1,000, for a total acquisition cost of $8,429, which is included in the accompanying consolidated balance sheets.

The Company recorded amortization expense related to the licensing agreement of $211 and $0 for the three months ended December 31, 2009 and 2008, respectively.

CelLynx Group, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Note 8 - Consulting Agreement

On March 31, 2009, the Company entered into a Consulting Agreement with an outside third party.  In connection with this Consulting Agreement, the Company issued warrants to purchase 2,000,000 shares of its Common Stock.  The exercise price for the warrants is as follows:

Number of
warrants issued	Exercise Price

300,000	$0.10 per share
500,000	$0.15 per share
600,000	$0.20 per share
600,000	$0.25 per share
2,000,000

The vesting schedule is as follows:

Number of
warrants issued	Exercise Price	Vesting dates

300,000	$0.10 per share	Immediately
500,000	$0.15 per share	Immediately
50,000	$0.20 per share	Immediately
550,000	$0.20 per share	At time of extension
600,000	$0.25 per share	March 31, 2010
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

At December 31, 2009, the Company determined the fair value of the 600,000 warrants to be $66,092.  The fair value was computed using the Black-Scholes option pricing model under the following assumptions: (1) expected life of 2.50 years; (2) volatility of 110%; (3) risk free interest of 2.22% and (4) dividend rate of 0%.  The shares vest at 12 months after the execution of the consulting agreement; therefore, the Company will amortize the expense over the vesting period of one year.  The Company recorded $13,822 as consulting expense for the three months ended December 31, 2009 which represents 75% of the fair value at December 31, 2009.  Each quarter, the Company will determine the fair value of the warrants and record the expense related to the vested warrants.

The remaining 550,000 warrants will vest at the time of extension.  The Company will compute the fair value of these warrants at that time.

Note 9 – Stockholder’s Equity

On June 30, 2009, the Company entered into an agreement with non related parties to provide the Company capital introduction services.  The Company agrees to pay 3.33 shares of common stock for every dollar raised.  As of December 31, 2009, the non-related parties had raised $57,000.

During the three months ended December 31, 2009, the Company issued 72,727 for consulting services. The services were valued at $10,000 based on the agreement which was determined to be a more reliable measurement of the fair value.

On November 9, 2009, the Company issued 108,000 warrants valued at $13,770 for consulting services.

CelLynx Group, Inc.
Notes to Consolidated Financial Statements
(unaudited)

During the three months ended December 31, 2009, the Company issued 2,000,000 shares of $0.001 par value common stock for $0.10 per share with 2,000,000 detachable warrants. The warrants have an exercise price of $0.10 and expire on April 1, 2012.

During the three months ended December 31, 2009, the Company issued 6,966,666 shares of $0.001 par value common stock for $0.06 per share with 6,966,666 detachable warrants. The warrants have an exercise price of $0.20 and expire on December 1, 2012.

Stock Options

On December 3, 2007, the Board of Directors adopted the 2007 Stock Incentive Plan (the “Plan”) of CelLynx, Inc.  All of the Company’s employees, officers, directors, consultants and advisors are eligible to be granted options, restricted stock awards, or other stock-based awards under the Plan. The Plan is administered by the Board. The Board has authority to grant awards and to adopt, amend and repeal such administrative rules, guidelines and practices relating to the Plan as it shall deem advisable.  Subject to certain adjustments, awards may be made under the Plan for up to 25,000,000 shares of common stock of the Company.  The Board shall establish the exercise price at the time each option is granted.  In July 2008, the Company amended the Plan to increase the number of awards available under the Plan from 25,000,000 to 75,000,000.

The following table summarizes information with respect to options outstanding under the Plan and outside the Plan.

	Number of	Weighted Average	Aggregate
	Shares	Exercise Price	Intrinsic Value
Outstanding at September 30, 2008	53,901,863	$0.072
Granted	9,546,081	$0.158
Canceled	(35,734,111)	$0.074
Exercised	-
Outstanding at September 30, 2009	27,713,833	$0.102
Granted	-
Canceled	-
Exercised	-
Outstanding at December 31, 2009	27,713,833	$0.102
Exercisable at December 31, 2009	12,532,497	$0.078	$2,746,987

CelLynx Group, Inc.
Notes to Consolidated Financial Statements
(unaudited)

The number and weighted average exercise prices of all options outstanding as of December 31, 2009 are as follows:

Options outstanding

			Weighted
		Weighted	Average
	Number	Average	Remaining
Range of	Outsanding as of	Exercise	Contractual Life
Exercise Price	December 31, 2009	Price	(Years)

$0.014 - 0.100	18,167,752	0.07	3.43
$0.110 - 0.150	3,447,480	0.12	4.06
$0.160 - 0.200	4,356,961	0.17	4.60
$0.210 - 0.260	1,741,640	0.22	4.57
	27,713,833

The number and weighted average exercise prices of all options exercisable as of December 31, 2009, are as follows:

Options Exercisable

			Weighted
		Weighted	Average
	Number	Average	Remaining
Range of	Outstanding As of	Exercise	Contractual Life
Exercise Price	December 31, 2009	Price	(Years)

$0.014 - 0.100	11,413,314	0.07	3.51
$0.110 - 0.150	287,594	0.11	4.15
$0.160 - 0.200	703,885	0.16	4.34
$0.210 - 0.260	127,704	0.26	4.43
	12,532,497

The assumptions used in calculating the fair value of options granted using the Black-Scholes option-pricing model are as follows:

	December 31, 2009	September 30, 2009
Expected life (years)	2.63 to 6.09	2.63 to 6.16
Risk-free interest rate	1.49% to 4.57%	.56% to 4.57%
Expected volatility	110%	110%
Expected dividend yield	0%	0%

The weighted average grant-date fair value for the options granted during the year ended September 30, 2009, was $0.76.

The compensation expense related to the unvested options as of December 31, 2009, is $1,221,948, which will be recognized over the weighted average period of 2.37 years. Stock-based compensation expense to employees and non employees for the three months ended December 31, 2009, and December 31, 2008, was $170,182 and $122,867, respectively.

CelLynx Group, Inc.
Notes to Consolidated Financial Statements
(unaudited)

On November 7, 2008, the Company increased the authorized number of common shares to 400,000,000.  The fair value of the stock option compensation liability on November 7, 2008 was $2,701,572.  The fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life ranging between 2.08 and 4.2 years; (2) volatility of 100%; (3) risk free interest ranging between 1.3% and 2.6% and (4) dividend rate of 0%.  The Company reclassified this amount into additional paid-in capital.

Warrants

On November 9, 2009, the Company entered into an agreement with Seahawk Capital Partners, Inc. (“Seahawk”), to provide the Company capital introduction services, as well as strategic alliance services.  The Company agrees to pay 8% in cash fees for capital introduced by Seahawk and a number of warrants based on the cash fee amount at $0.10.  As of December 31, 2009, the Company paid a cash fee of $10,800 and issued 108,000 warrants.

The Company determined the fair value of the 108,000 warrants to be $13,770.  The fair value was computed using the Black-Scholes option pricing model under the following assumptions: (1) expected life of 3 years; (2) volatility of 110%; (3) risk free interest of 1.40% and (4) dividend rate of 0%.  The shares vest immediately and have an exercise price of $0.10.

During the three months ended December 31, 2009, the Company issued 2,000,000 shares of $0.001 par value common stock for $0.10 per share with 2,000,000 detachable warrants. The warrants have an exercise price of $0.10 and expire on April 1, 2012.

During the three months ended December 31, 2009, the Company issued 6,966,666 shares of $0.001 par value common stock for $0.06 per share with 6,966,666 detachable warrants. The warrants have an exercise price of $0.20 and expire on December 1, 2012.

The following table summarizes the warrant activity:

Number of warrants issued
Outstanding, September 30, 2008	10,500,000
Granted	8,060,000
Cancelled	(10,500,000)
Exercised	-
Outstanding, September 30,2009	8,060,000
Granted	9,074,666
Cancelled	-
Exercised	-
Outstanding, December 31, 2009 (unaudited)	17,134,666

CelLynx Group, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Note 10 - Commitments and Contingencies

Operating Leases

On February 21, 2008, the Company entered into a one-year lease for office space for its El Dorado Hills, California, office, which was subsequently amended to extend the lease term to March 31, 2010.  The lease requires monthly payments of $2,198. On August 26, 2008, the Company entered into an eighteen-month lease for office space for its Mission Viejo, California, office beginning on October 1, 2008.  The lease requires monthly payments of $4,664.  The Mission Viejo lease term was amended and extended to April 30, 2012 with monthly payments of $3,710 commencing on May 1, 2010, thereafter increasing to $3,816 on May 1, 2011.

The Company recorded rent expense of $20,586 and $20,686 for three months ended December 31, 2009 and 2008, respectively.
Future minimum rent expense for the remaining years are as follows:

Years ended September 30,	Amount
2010	$42,261
2011	43,350
2012	25,287

Litigation

The Company is subject to various legal matters in the ordinary course of business.  After taking into consideration the Company’s legal counsels’ evaluation of these matters, the Company has determined that the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial statements.

Note 11 – Taxes

We have provided no current income taxes due to the losses incurred from October 11, 2005 (date of inception), through December 31, 2009.  Net operating losses of approximately $4,433,771 at December 31, 2009, are available for carryover.  The net operating losses will expire from 2022 through 2024.  The Company has provided a 100% valuation allowance for the deferred tax benefit resulting from the net operating loss carryover due to their limited operating history.  In addressing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible.
A reconciliation of the statutory Federal income tax rate and the effective income tax rate for the three months ended December 31, 2009, and the year ended December 31, 2008, follows:

	December 31,	December 31,
	2009	2008
Statutory federal income tax rate	(0.34)	(0.34)
State income taxes (benefit), net of federal taxes	(0.06)	(0.06)
Equity instruments issued for compensation/services	0.09	0.05
Change in derivative liabilities	-	0.08
Valuation allowance	0.31	0.27
Effective income tax rate	-	-

CelLynx Group, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Significant components of deferred tax assets and liabilities are as follows:

	December 31,	September 30,
	2009	2009
	(unaudited)
Deferred tax assets:
Net operating loss carryforwards	$1,937,435	$1,694,205
Valuation allowance	(1,937,435)	(1,694,205)
Net deferred tax assets	$-	$-

The Company adopted ASC Topic 740 "Income Taxes", on January 1, 2007.  There were no unrecognized tax benefits as of the date of adoption and there are no unrecognized tax benefits included in the balance sheet at December 31, 2009, that would, if recognized, affect the effective tax rate.

Note 12 – Subsequent Events

The Company has entered into agreements after December 31, 2009 on those convertible notes that were in default to settle outstanding principal and accrued interest balances (See Notes 5 and 6).

On January 8, 2010, the Company issued 280,112 shares of common stock for legal services valued at $67,227.

During January 2010, the Company entered into subscription agreements and issued 4,250,085 shares of $0.001 par value common stock for $0.20 per share with 4,250,085 detachable warrants in the amount of $255,000.  The warrants have an exercise price of $0.06 and expire on December 1, 2012.

During January 2010, the Company entered into subscription agreements and issued 8,633,333 shares of $0.001 par value common stock for $0.06 per share with 8,633,333 detachable warrants in the amount of $518,000.  The warrants have an exercise price of $0.20 and expire on December 31, 2012.

On January 15, 2010, the Company entered into a one year agreement with Seahawk Capital Partners, Inc. for consulting services.  The Company, will issue 1 million shares of Company restricted stock and 2 million warrants upon signing of agreement.  The Company agreed to issue an additional 50,000 shares of restricted Company stock per month until January 15, 2011.

The Company has performed an evaluation of subsequent events through February 19, 2010, which is the date the consolidated financial statements were issued, and no additional significant subsequent events warrant disclosure.

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

Plan of Operations

Overview

We are a producer of the next generation of cell phone boosters (also known as repeaters or amplifiers) for the small office, home office SOHO and vehicle.  This next generation product line, CelLynx 5BARz™ , uses our patent pending technology to create a single-piece plug ‘n play unit that strengthens weak cellular signals to deliver higher quality signals for voice, data and video reception on cell phones and other cellular devices being used indoors or in vehicles.

Our first product, The Road Warrior, has passed FCC Certification and in July 2009, we ordered 220 units from our manufacturer in the Philippines.  We used some of the units as demo units and started selling the remainder.  Due to cash flow issues, we only recently placed an order for an additional 1,000 units and have received the first 250 units from that order in November 2009.

We have recently completed a prototype SOHO Unit which delivers 70 decibel (dB) of gain in a Single Band PCS environment providing up to 2,500 square feet of indoor coverage.  We plan to commercialize this technology, with production and distribution scheduled to begin, in the fourth quarter of 2010. This unit measures 6.5 X 7.5 X 2.5 inches, weighs approximately one pound and does not require the installation of antennas or cables in order to function.  Most SOHO cellular amplifiers currently on the market require a receiving tower or antenna, usually placed in an attic or on a rooftop, and a transmitting tower or antenna to be placed at least 35 feet from the other antenna with each connected to the amplifier by cable.  Our patent pending technology is designed to eliminate the need to distance the receiving and transmitting towers, allowing the two towers to be placed directly inside the amplifier, resulting in a more affordable, one piece unit sometimes referred to as ‘plug ‘n play’, i.e., requiring no installation other than plugging the unit into a power source. In order to optimize marketability, we are developing an improved model which is expected to operate in a dual band, PCS and Cellular, environment delivering 65 dB of gain thereby allowing for coverage of 2,500 to 3,000 square feet.  This dual-band unit would work with all current wireless carriers except Nextel which operates on its own frequency. The PCS network is generally used by the older carriers such as AT&T at 850MHz, while the newer carriers such as T-Mobile operate on the Cellular network at 1900 MHz.  Management is confident that all of the critical functions required for this dual-band unit have been identified and that their engineering team has the capability to complete development leading to commercialization.

Our product line is being manufactured by contract manufacturers located in the Philippines, with whom CelLynx has established manufacturing and supply chain relationships.   These manufacturers allow us to capitalize on the full advantages of multiple manufacturing locations with a trained and experienced technical work force, state-of-the-art facilities and knowledge of all aspects of supply chain management, operational execution, global logistics and reverse logistics. The marketing and sales functions will be handled in house incorporating a multi-channel strategy that includes distribution partners, wireless service providers, retail outlets and international joint ventures.

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

Results of Operations

Comparison of the three months ended December 31, 2009 and 2008

	Three months ended December 31,
	2009	2008	$ Change	% Change

REVENUE	$11,820	$-	11,820	100.0%

COST OF REVENUE	9,559	-	9,559	100.0%

GROSS PROFIT	2,261	-	2,261	100.0%

OPERATING EXPENSES	788,884	773,340	15,544	2.0%

NON OPERATING EXPENSES	(47,879)	(218,203)	170,324	-78.1%

NET LOSS	$(834,502)	$(991,543)	$157,041	-15.8%

Revenue and Cost of Revenue

During the three months ended December 31, 2009, we generated net $11,820 in revenue that arose from the initial sale of our 5Barz units which became sellable in July 2009. Cost of revenues was $9,559 resulting in a gross profit of $2,261.  During the same period of 2008, we were in development stage and did not recognize any revenues, cost of revenues, or gross profit.

Operating Expenses

Total operating expenses incurred for the three months ended December 31, 2009, was $788,884 compared to $773,340 for the three months ended December 31, 2008, which increased by $15,544.  The increase was due to an increase in professional fees of $160,000, offset by a decrease in research and development expenses and payroll related expenses, as we continued to build our infrastructure.

Non Operating Income and Expenses

Total non-operating expenses incurred for the three months ended December 31, 2009, was $47,879 compared to $218,203 for the three months ended December 31, 2008, for a decrease of $170,324.  The decrease was due to the change in fair value of the accrued beneficial conversion liability and the change in fair value of the accrued warrant liability.  During the three months ended December 31, 2008, we recognized a gain of $251,410 related to the accrued beneficial conversion liability and we recognized a loss of $419,571 related to the accrued warrant liability.  During the three months ended December 31, 2009, we did not have any accrued warrant or beneficial conversion liabilities.  Interest and financing costs were $47,879 and $50,042 for the three months ended December 31, 2009 and 2008, respectively.

Liquidity and Capital Resources

Financial Condition

As of December 31, 2009, we had cash of $28,316 and we had a working capital deficit of $1,198,457, compared to cash of $6,776 and a working capital deficit of $1,024,034 as of September 30, 2009.  The increase in working capital deficit is due an increase in accrued expense as we continue to build our infrastructure.

During the three months ended December 31, 2009, cash used in operating activities was $584,085.  Cash used in operating activities consisted of a net loss of $834,502 offset by non cash expenses of $10,000 for stock issued for services, $13,822 for warrants issued for services, $170,182 for stock based compensation, $29,895 for the amortization of debt discount, and an increase of $45,021 for change in accounts payable and accrued expenses.  These were offset by an increase in accounts receivable and inventory of $6,171 and $27,238, respectively.

We used $1,575 for the purchase of intangible assets for the three months ended December 31, 2009 compared to $12,018 purchase of equipment and intagible assets for the three months ended December 31, 2008.

Cash provided by financing activities was $607,200 for the three months ended December 31, 2009 compared to $0 for the three months ended December 31, 2008.  We received $618,200, less offering costs of $10,800 associated with the common stock, for the three months ended December 31, 2009.  We have financed our operations primarily through proceeds from the issuance of common stock.

We anticipate raising an additional $1 million during the next four to six months through private equity offerings. We believe that our current cash, anticipated cash flow from operations, and net proceeds from the private placement financing will be sufficient to meet our anticipated cash needs, including our cash needs for working capital and capital expenditures.

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

The following table summarizes our contractual obligations as of December 31 2009, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

		Less than
Contractual obligations	Total	1 year	1-3 years

Note Payable	$264,364	$264,364	$-
Stockholder notes	103,000	103,000	-
Operating lease	110,898	53,098	57,800
	$478,262	$420,462	$57,800

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

While our significant accounting policies are more fully described in Note 2 to our financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

Capitalized costs for patents are amortized on a straight-line basis over the remaining twenty-year legal life of each patent after the costs have been incurred. Once each patent or trademark is issued, capitalized costs are amortized on a straight-line basis over a period not to exceed 20 years and 10 years, respectively. The licensing right is amortized on a straight-line over a period of 10 years.

Impairment or Disposal of Long-lived Assets

The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of December 31, 2009, and September 30, 2009, there was no significant impairment of its long-lived assets.

Revenue Recognition

The Company's revenue recognition policies are in compliance with ASC Topic 605, “Revenue Recognition.”  Revenue is recognized at the date of shipment to customers, and when the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured.

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

Stock Based Compensation

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
EXHIBIT INDEX

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

CELLYNX GROUP, INC. (Registrant)

Date: February 19, 2010	By:	/s/ Daniel R. Ash
Daniel R. Ash
Chief Executive Officer