Form 10-Q
period 2010-03-31
CelLynx Group, Inc.
filed 2010-05-17
CIK 1067286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date: 171,752,572 issued and outstanding as of May 17, 2010.

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CELLYNX GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2010	2009
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$54,329	$6,776
Accounts receivable	8,976	-
Inventory	112,896	16,316
Prepaids and other current assets	353,425	15,750
TOTAL CURRENT ASSETS	529,626	38,842

EQUIPMENT, net	8,730	11,359
INTANGIBLE ASSETS, net	108,373	97,180
OTHER ASSETS	16,190	16,190
TOTAL ASSETS	$662,919	$163,571

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$932,564	$832,634
Accrued interest	31,212	28,334
Convertible stockholder notes, net of debt discount of $0 and $1,092
as of March 31, 2010 and September 30, 2009, respectively	4,000	101,908
Convertible promissory notes, net of debt discount of $69,815 and $0
as of March 31, 2010 and September 30, 2009, respectively	192,541	100,000
TOTAL CURRENT LIABILITIES	1,160,317	1,062,876

LONG TERM LIABILITIES:
Convertible promissory note, net of debt discount of $126,795
as of September 30, 2009	-	135,561
TOTAL LIABILITIES	1,160,317	1,198,437

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Series A preferred stock, $0.001 par value;100,000,000 shares authorized;
nil shares issued and outstanding	-	-
Common stock, $0.001 par value, 400,000,000 shares authorized; 171,302,572 and
137,379,397 shares issued and outstanding as of March 31, 2010 and
September 30, 2009, respectively	171,302	137,379
Additional paid-in capital	13,708,504	10,501,965
Accumulated deficit	(14,377,204)	(11,674,210)
Total stockholders' deficit	(497,398)	(1,034,866)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$662,919	$163,571

The accompanying notes are an integral part of these consolidated financial statements.

CELLYNX GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net Revenue	$36,003	$-	$47,823	$-

Cost of Revenue	24,281	-	33,840	-

Gross profit	11,722	-	13,983	-

Operating expenses
Research and development	24,767	60,572	47,371	212,099
General and administrative	1,821,428	729,414	2,587,708	1,351,227
Total operating expenses	1,846,195	789,986	2,635,079	1,563,326

Loss from operations	$(1,834,473)	$(789,986)	$(2,621,096)	$(1,563,326)

Non-operating income (expense):
Interest and financing costs	(34,019)	(54,124)	(81,898)	(104,166)
Change in fair value of accrued beneficial conversion liability	-	-	-	251,410
Change in fair value of accrued warrant liability	-	-	-	(419,571)
Total non-operating expense	(34,019)	(54,124)	(81,898)	(272,327)

Loss before provision for income taxes	(1,868,492)	(844,110)	(2,702,994)	(1,835,653)

Provision for income taxes	-	-	-	-
Net loss	$(1,868,492)	$(844,110)	$(2,702,994)	$(1,835,653)

Weighted average shares outstanding - Basic and Diluted:	159,958,838	126,449,818	150,230,785	116,753,891

Earnings per share - Basic and Diluted:	$(0.01)	$(0.01)	$(0.02)	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

CELLYNX GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended	Six Months Ended
	March 31, 2010	March 31, 2009
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,702,994)	$(1,835,653)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,660	3,139
Warrants issued for services	327,087	88,037
Stock issued for services	347,691	22,500
Stock issued for interest expense	20,323
Stock compensation expense for options issued to employees and consultants	605,735	345,836
Change in fair value of accrued beneficial conversion liability	-	(251,410)
Change in fair value of accrued warrant liability	-	419,571
Amortization of debt discount	58,072	98,115
Changes in operating assets and liabilities:
Change in accounts receivable	(8,976)	-
Change in inventory	(96,580)	-
Change in other assets	15,750	2,198
Change in accounts payable, accrued expenses and accrued interest	102,808	355,915
Net cash used in operating activities	(1,327,424)	(751,752)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(6,663)
Purchase of intangible assets	(12,224)	(16,392)
Net cash used in investing activities	(12,224)	(23,055)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	75,000
Proceeds from related parties	-	68,000
Payment of shareholder convertible notes	(41,000)	-
Payment of convertible notes	(37,500)	-
Advances from related parties	-	38,470
Proceeds from issuance of common stock	1,499,001	-
Payment of offering costs associated with the sale of common stock	(33,300)	-
Net cash provided by financing activities	1,387,201	181,470

NET INCREASE (DECREASE) IN CASH	47,553	(593,337)

CASH, BEGINNING OF PERIOD	6,776	599,024

CASH, END OF PERIOD	$54,329	$5,687

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING:
Issuance of stock for licensing agreement	$-	$7,429
Reclassification of share-based compensation liability to additional paid-in capital	$-	$2,701,572
Reclassification of accrued beneficial conversion liability to additional paid-in capital	$-	$2,120,181
Reclassification of accrued warrant liability to additional paid-in capital	$-	$1,023,564
Conversion of convertible note payable to common stock	$140,823	$-
Issuance of common stock for prepaid services	$353,426	$-

The accompanying notes are an integral part of these consolidated financial statements.

CELLYNX GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Organization

The unaudited consolidated financial statements have been prepared by CelLynx Group, Inc., formerly known as NorPac Technologies, Inc. (hereinafter referred to as “CelLynx” or the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results for the six months ended March 31, 2010, are not necessarily indicative of the results to be expected for the full year ending September 30, 2010.

Organization and Line of Business

The Company was originally incorporated under the laws of the State of Minnesota on April 1, 1998.

On July 23, 2008, prior to the closing of a Share Exchange Agreement (described below), the Company entered into a Regulation S Subscription Agreement pursuant to which the Company issued 10,500,000 shares of its common stock and warrants to purchase 10,500,000 shares of common stock at an exercise price of $0.20 per share to non-U.S. persons for an aggregate purchase price of $1,575,000.

On July 24, 2008, the Company entered into a Share Exchange Agreement, as amended, with CelLynx, Inc., a California corporation ("CelLynx-California"), and twenty-three CelLynx-California shareholders who, immediately prior to the closing of the transaction, collectively held 100% of CelLynx-California’s issued and outstanding shares of capital stock.  As a result, the CelLynx-California shareholders were to receive 77,970,956 shares of the Company’s common stock in exchange for 100%, or 61,983,580 shares, of capital stock of CelLynx-California’s common stock.  However, the Company had only 41,402,110 authorized, unissued and unreserved shares of common stock available, after taking into account the shares of common stock issued in the July 23, 2008, financing described above.  Pursuant to the Share Exchange Agreement, in the event that there was an insufficient number of authorized but unissued and unreserved common stock to complete the transaction, the Company was to issue all of the available authorized but unissued and unreserved common stock to the CelLynx-California shareholders in a pro rata manner and then establish a class of Series A Convertible Preferred Stock (“Series A Preferred Stock”) and issue that number of shares of Series A Preferred Stock such that the common stock underlying the Series A Preferred Stock plus the common stock actually issued to the CelLynx-California shareholders would equal the total number of shares of common stock due to the CelLynx-California shareholders under the Share Exchange Agreement.  As a result, the Company issued to the CelLynx-California shareholders an aggregate of 32,454,922 shares of common stock and 45,516,034 shares of Series A Preferred Stock.  The Series A Preferred Stock automatically would convert into common stock on a one-to-one ratio upon the authorized capital stock of the Company being increased to include not less than 150,000,000 shares of common stock.

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

CELLYNX GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As a result of the reverse merger transactions described above, the historical financial statements presented are those of CelLynx-California, the operating entity.  Each CelLynx-California shareholder received 1.2579292 shares of stock in the Company for each share of CelLynx-California capital stock.  All shares and per-share information have been retroactively restated for all periods presented to reflect the reverse merger transaction.

On October 27, 2008, the Board of Directors approved a change of the Company’s fiscal year end from June 30 to September 30 to agree with the fiscal year of CelLynx-California.  The fiscal year end change was effective for the year ended September 30, 2008.

The Company develops and manufactures cellular network extenders.

Going Concern and Exiting Development Stage

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity and debt financing to continue operations and to generate sustainable revenue. There is no guarantee that the Company will be able to raise adequate equity or debt financing or generate profitable operations. For the three and six months ended March 31, 2010, the Company incurred a net loss of $1,868,492 and $2,702,994, respectively.  For the three and six months ended March 31, 2009, the Company incurred a net loss of $844,110 and $1,835,653, respectively.  As of March 31, 2010, the Company had an accumulated deficit of $14,377,204.  These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  During the six months ended March 31, 2010, the Company raised $1,499,001 through the issuance of common stock, and management intends to raise additional funds through equity or debt financing and to generate cash from the sale of the Company’s product and license fees as further described in the paragraph below.

On April 29, 2010, we entered into a master global marketing and distribution agreement that amended a prior agreement dated July 22, 2008 with Dollardex Corp., a Panama corporation (“Dollardex”).  Dollardex proposed to establish a distribution network of our line of products in the territories, as defined in the agreement, as well as to assist the international dealers in the promotion and marketing of our products.  As consideration for exclusive licenses, the Company will receive an aggregate of $11 million, payable to the Company from May 2010 to April 2011.  (See Note 11).  The funding is subject to terms and condition, as set forth in the agreement.  Both parties can terminate the agreement in the event of breach or default and subject to certain conditions allowing for a cure of default.  There is no assurance that the Company will receive the entire amount.  Management believes that the $10 million of additional non-dilutive licensing revenue will provide the needed funding to execute its business, and sales and marketing plans.

The Company was in the development stage through June 30, 2009.  In July 2009, the Company received the first 220 units of the Company’s cellular network extender, The Road Warrior, from its manufacturer.  As of July 2009, the Company was fully operational and as such was no longer considered a development stage company.  During the period that the Company was considered a development stage company, the Company incurred accumulated losses of approximately $10,948,625.

CELLYNX GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  The accompanying consolidated financial statements include the accounts of CelLynx Group, Inc., and its 100% wholly-owned subsidiary, CelLynx, Inc.  All intercompany accounts and transactions have been eliminated in consolidation.

Cash

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Inventory

Inventory consists of finished goods ready for sale and is valued at the lower of cost (determined on a first-in, first-out basis) or market.

Accounts Receivable

The Company maintains reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collection history.  Receivables are written off when they are determined to be uncollectible.  As of March 31, 2010, the Company did not record an allowance for bad debt.

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

Concentration of Credit Risk

Cash includes deposits in accounts maintained in the United States. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. As of March 31, 2010 and September 30, 2009, the Company did not have any deposits in excess of federally-insured limits.  To date the Company has not experienced any losses in such accounts.

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

CELLYNX GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Capitalized costs for patents are amortized on a straight-line basis over the remaining twenty-year legal life of each patent after the costs have been incurred. Once each patent or trademark is issued, capitalized costs are amortized on a straight-line basis over a period not to exceed 20 years and 10 years, respectively. The licensing right is amortized on a straight-line basis over a period of 10 years.

Impairment or Disposal of Long-lived Assets

The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of March 31, 2010 and September 30, 2009, there was no significant impairment of its long-lived assets.

Revenue Recognition

The Company's revenue recognition policies are in compliance with ASC Topic 605, “Revenue Recognition.”  Revenue is recognized at the date of shipment to customers, and when the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured.

Fair Value of Financial Instruments

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company.  ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, accounts payable, and other current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.  In addition, the Company has long-term debt with financial institutions. The carrying amounts of the long-term liabilities approximate their fair values based on current rates of interest for instruments with similar characteristics.  The three levels of the valuation hierarchy are defined as follows:

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

As of March 31, 2010, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

CELLYNX GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s consolidated financial statements.  Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred.  No significant penalties or interest relating to income taxes have been incurred during the six months ended March 31, 2010 and 2009.

Net Loss Per Share

The Company reports loss per share in accordance with the ASC Topic 260, “Earnings Per Share.”  Basic earnings per share is based upon the weighted average number of common shares outstanding.  Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised.  Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period, plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding stock options and warrants during the period.  Due to the net loss for the six months ended March 31, 2010 and 2009, none of the potential dilutive securities have been included in the calculation of dilutive earning per share because their effect would be anti-dilutive.

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

CELLYNX GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

On December 15, 2009, the FASB issued ASU No. 2010-06 Fair Value Measurements and Disclosures Topic 820 “Improving Disclosures about Fair Value Measurements.”  This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting.  The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

On February 25, 2010, the FASB issued ASU 2010-09 Subsequent Events Topic 855 “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging — Embedded Derivatives — Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU will be effective for the Company on July 1, 2010. Early adoption is permitted. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

CELLYNX GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 3 - Equipment

Equipment consisted of the following at March 31, 2010 and September 30, 2009:

	March 31,	September 30,
	2010	2009
	(unaudited)
Office furniture and equipment	$9,879	$9,879
Computer equipment	8,930	8,930
	18,809	18,809
Accumulated depreciation	(10,079)	(7,450)
Equipment, net	$8,730	$11,359

The Company recorded depreciation expense of $1,301 and $2,629 for the three and six months ended March 31, 2010.  The Company recorded depreciation expense of $1,463 and $2,318 for the three and six months ended March 31, 2009.

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

Intangible assets consist of the following:

	March 31	September 30,
	2010	2009
	(unaudited)
Patents	$90,948	$78,724
Trademarks	12,487	12,487
Licensing right	8,429	8,429
	111,864	99,640
Accumulated Amortization	(3,491)	(2,460)
Intangibles, net	$108,373	$97,180

The Company recorded amortization expense related to the trademarks of $305 and $610, for the three and six months ended March 31, 2010, respectively.   The Company recorded amortization expense related to the trademarks of $305, and $610, for the three and six months ended March 31, 2009, respectively.

No amortization has been recorded for the patents as of March 31, 2010, as the patents have not been issued to the Company.

CELLYNX GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes the amortization over the next 5 years and thereafter:

Years ended March 31,	Amount
2011	$1,219
2012	1,219
2013	1,219
2014	1,219
2015	1,219
Thereafter	3,955
$10,050

Note 5 - Convertible Promissory Note

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

Convertible Promissory Note Issued February 19, 2009

On February 19, 2009, the Company issued to an unrelated third party, (1) an unsecured convertible promissory note for an aggregate principal balance of $75,000 with a conversion price of $0.20 per share, and (2) 37,500 shares of the Company’s restricted common stock.  The interest rate on the note is 4.0% per annum.  The interest was adjusted to 15% retroactive to the issuance date as the note was in default as of May 31, 2009.  On January 12, 2010, the Company settled the principal balance and accrued interest for a cash payment of $25,000 and 765,625 shares of the Company’s common stock.

Convertible Promissory Note Issued March 3, 2009

On March 3, 2009, the Company issued a non-interest bearing unsecured convertible promissory note to an unrelated third party for an aggregate principal balance of $25,000 with a conversion price of $0.20.  On January 12, 2010, the Company settled the principal balance for a cash payment of $12,500 and 156,250 shares of the Company’s common stock.

The Company recorded interest expense relating to the convertible promissory notes of $4,098 and $16,160 for the three months and six months ended March 31, 2010, respectively.  The Company recorded interest expense relating to the convertible promissory notes of $2,916 and $5,562 for the three and six months ended March 31, 2009, respectively.

CELLYNX GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company amortized $28,177 and $56,979 of the debt discount for the three and six months ended March 31, 2010, respectively.  The Company amortized $28,177 and $56,980 of the debt discount for the three and six months ended March 31, 2009, respectively. The unamortized discount as of March 31, 2010, was $69,815.

The following table summarizes the convertible promissory notes at March 31, 2010 and September 30, 2009:

	March 31,	September 30,
	2010	2009

Issued August 2006, amended November 2007	$262,356	$262,356
Less: debt discount	(69,815)	(126,795)
	192,541	135,561
Issued February 19, 2009	-	75,000
Issued March 3, 2009	-	25,000
	$192,541	$235,561

Note 6 - Convertible Promissory Note - Stockholders

Stockholder Notes Issued March 27, 2007

On March 27, 2007, the Company issued convertible promissory notes to two stockholders of the Company.  The principal amount of each convertible promissory note was $20,000 for a combined total of $40,000.  The convertible promissory notes bear interest at 4% per annum.  On December 3, 2009, the Company settled the note and issued 5,063,292 of the Company’s stock at $0.0079 in accordance with the conversion option.

Stockholder Notes Issued October 25, 2007

On October 25, 2007, the Company issued convertible promissory notes in the amount of $10,000 with a conversion price of $0.0795 to each of the stockholders.  The combined total for the two convertible promissory notes was $20,000.  The promissory notes bear interest at 4% per annum, computed on the basis of the actual number of days elapsed and a year of 365 days, and was scheduled to mature on October 25, 2009.  On December 3, 2009, the note holders agreed to extend the maturity date until such time as the Company has sufficient cash to repay these notes.  As of March 31, 2010, the balance of the two convertible promissory notes was $4,000.  The remaining balance of $4,000 was paid in April 2010.

The Company recorded interest expense related to the notes of $1,113 and $7,042 for the three and six months ended March 31, 2010, respectively.  The Company recorded interest expense related to the notes of $855 and $1,463 for the three and six months ended March 31, 2009, respectively.

CELLYNX GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes the stockholder convertible promissory notes at March 31, 2010 and September 30, 2009:

	March 31,	September 30,
	2010	2009

Issued March 27, 2007	$-	$20,000
Less: debt discount	-	(546)
	-	19,454
Issued March 27, 2007	-	20,000
Less: debt discount	-	(546)
	-	19,454
Issued October 25, 2007	2,000	10,000
Issued October 25, 2007	2,000	10,000
Issued February 4, 2009	-	43,000
	$4,000	$101,908

Note 7 - License Agreement

On January 12, 2009, the Company entered into a Licensing Agreement with an unrelated party.  The Licensing Agreement gives the Company the right to manufacture, have manufactured, use, import, and offer to sell, lease, distribute or otherwise exploit the technology rights and intellectual rights.  The License Agreement has a term of ten years.  As consideration for the License Agreement, the Company issued 57,143 shares of its common stock and paid $1,000 in cash.  The Company determined the fair value of the License Agreement to be $7,429 based on the market value of its common stock on the date of the agreement plus the $1,000, for a total acquisition cost of $8,429, which is included in the accompanying consolidated balance sheet.

The Company recorded amortization expense related to the licensing agreement of $211 and $421 for the three and six months ended March 31, 2010, respectively.  The Company recorded amortization expense related to the licensing agreement of $211 and $211 for the three and six months ended March 31, 2009, respectively.

Note 8 - Consulting Agreement

On March 31, 2009, the Company entered into a Consulting Agreement with an outside third party.  In connection with this Consulting Agreement, the Company issued warrants to purchase 2,000,000 shares of its Common Stock.  The exercise prices for the warrants are as follows:

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

At March 31, 2010, the Company determined the fair value of the 600,000 warrants vesting on that date to be $60,318.  The fair value was computed using the Black-Scholes option pricing model under the following assumptions: (1) expected life of 2.00 years; (2) volatility of 145%; (3) risk free interest of 1.40% and (4) dividend rate of 0%.  The shares vest 12 months after the execution of the consulting agreement; therefore, the Company will amortize the expense over the vesting period of one year.  The Company recorded $16,151 and $29,973 as consulting expense for the three and six months ended March 31, 2010.  The total fair market value of $60,318 has been 100% expensed as of March 31, 2010.

The remaining 550,000 warrants will vest at the time of extension of the Consulting Agreement.  The Company will compute the fair value of these warrants at that time.

On January 15, 2010, the Company entered into a consulting agreement with Seahawk Capital Partners, Inc.  The Company issued 1,000,000 shares of Company restricted stock and 2,000,000 warrants upon signing of agreement.  In addition, the Company agreed to issue an additional 50,000 shares of restricted Company stock.

The exercise prices of the warrants are as follows:

Number of Warrants Issued	Exercise Price
285,714	$0.40 per share
285,714	$0.75 per share
285,714	$1.50 per share
285,714	$2.00 per share
285,714	$3.00 per share
285,714	$3.50 per share
285,716	$4.00 per share
2,000,000

The warrants were valued using the Black-Scholes option pricing model, resulting in a fair market value of $297,114 and vested immediately.  The assumptions used in the Black-Scholes option pricing model at the dates the funds were received are as follows: (1) dividend yield of 0%; (2) expected volatility of 145%, (3) risk-free interest rate of 2.44%, and (4) expected life of 5 years.  The Company had expensed $297,114 related to these warrants as of March 31, 2010, as the warrants were exercisable upon signing of the agreement.

 CELLYNX GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9 - Stockholder’s Equity

On November 9, 2009, the Company issued 108,000 warrants valued at $13,770 for consulting services.

On January 15, 2010, the Company issued 2 million warrants valued at $297,114.

On February 10, 2010, the Company issued 190,000 shares of the Company’s restricted common stock to unrelated parties in connection with an agreement entered into on June 30, 2009, to provide the Company capital introduction services.  The Company agreed to pay 3.33 shares of common stock for every dollar raised.

On March 10, 2010, the Company issued 2.5 million shares of common stock for a one year consulting agreement with an unrelated party.  As additional compensation, the Company issued 2.5 million warrants with an exercise price of $0.001 which may only be exercised after June 9, 2010, and subject to the terms and conditions of the warrant agreement.

On March 31, 2010, the Company entered into a subscription agreement with an unrelated party and issued 980,000 shares of $0.001 par value common stock for $0.10 per share with 980,000 detachable warrants.  The warrants have an exercise price of $0.25 and expire on December 31, 2012.

During the six months ended March 31, 2010, the Company issued 1,945,486 shares of common stock for consulting services.

During the three months ended March 31, 2010, the Company had issued 6,290,792 of common stock as part of the conversion of convertible notes settled during the period.

During the six months ended March 31, 2010, the Company issued 2,000,000 shares of $0.001 par value common stock for $0.10 per share with 2,000,000 detachable warrants in connection with subscription agreements.  The warrants have an exercise price of $0.10 and expire on April 1, 2012.

During the six months ended March 31, 2010, the Company issued 11,516,757 shares of $0.001 par value common stock for $0.06 per share with 11,516,757 detachable warrants in connection with subscription agreements.  The warrants have an exercise price of $0.20 and expire on December 1, 2012.

During the six months ended March 31, 2010, the Company entered into subscription agreements and issued 8,500,000 shares of $0.001 par value common stock for $0.06 per share with 8,500,000 detachable warrants in connection with subscription agreements.  The warrants have an exercise price of $0.20 and expire on December 31, 2012.

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

 CELLYNX GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes information with respect to options outstanding under the Plan and outside the Plan.

		Weighted	Weighted
	Number of	Average	Average	Aggregate
	Shares	Exercise Price	Contractual Life	Intrinsic Value
Outstanding at September 30, 2008	53,901,863	$0.072
Granted	9,546,081	$0.158
Canceled	(35,734,111)	$0.074
Exercised	-
Outstanding at September 30, 2009	27,713,833	$0.102
Granted	6,707,977	$0.136
Canceled	(2,400,000)	$0.170
Exercised	-
Outstanding at March 31, 2010 (unaudited)	32,021,810	$0.104	3.99	$1,650,188
Exercisable at March 31, 2010 (unaudited)	13,713,606	$0.080	3.64	$3,101,212

Warrants

On November 9, 2009, the Company entered into an agreement with Seahawk Capital Partners, Inc. (“Seahawk”) for Seahawk to provide the Company capital introduction services, as well as strategic alliance services.  The Company agreed to pay 8% in cash fees for capital introduced by Seahawk and a number of warrants based on the cash fee amount at $0.10.  As of March 31, 2010, the Company paid a cash fee of $10,800 and issued 108,000 warrants.

The Company determined the fair value of the 108,000 warrants to be $13,770.  The fair value was computed using the Black-Scholes option pricing model under the following assumptions: (1) expected life of 3 years; (2) volatility of 110%; (3) risk free interest of 1.40% and (4) dividend rate of 0%.  The shares vest immediately and have an exercise price of $0.10.

On January 15, 2010, the Company entered into a consulting agreement with Seahawk Capital Partners, Inc.  The Company issued 1,000,000 shares of Company restricted stock and 2,000,000 warrants upon signing of agreement.  In addition, the Company agreed to issue an additional 50,000 shares of restricted Company stock. (See note 8)

On March 10, 2010, for a one year consulting agreement with an unrelated party, the Company issued 2,500,000 warrants with an exercise price of $0.001 which may only be exercised after June 9, 2010 and subject to the terms and conditions of the warrant agreement.

During the three months ended March 31, 2010, the Company issued 2,000,000 shares of $0.001 par value common stock for $0.10 per share with 2,000,000 detachable warrants.  The warrants have an exercise price of $0.10 and expire on April 1, 2012.

During the six months ended March 31, 2010, the Company issued 11,516,757 shares of $0.001 par value common stock for $0.06 per share with 11,516,757 detachable warrants.  The warrants have an exercise price of $0.20 and expire on December 1, 2012.

During the six months ended March 31, 2010, the Company entered into subscription agreements and issued 8,500,000 shares of $0.001 par value common stock for $0.06 per share with 8,500,000 detachable warrants.  The warrants have an exercise price of $0.20 and expire on December 31, 2012.

CELLYNX GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On March 10, 2010, the Company issued 2.5 million shares of common stock for one year consulting agreement with an unrelated party.  As additional compensation, the Company will issue 2.5 million warrants with an exercise price of $0.001 which may only be exercised after June 9, 2010 and subject to the terms and conditions of the warrant agreement.

On March 31, 2010, the Company entered into a subscription agreement with an unrelated party and issued 980,000 shares of $0.001 par value common stock for $0.10 per share with 980,000 detachable warrants.  The warrants have an exercise price of $0.25 and expire on December 31, 2012.

The following table summarizes the warrant activity:

		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Warrants	Price	Life (in years)
Outstanding, September 30, 2009	8,060,000	$0.12
Granted	27,604,757	2.00
Exercised	-	-
Expired	-	-
Outstanding, March 31, 2010 (unaudited)	35,664,757	0.27	2.67
Exercisable, March 31, 2010 (unaudited)	35,664,757	$0.27	2.67

Note 10 - Commitments and Contingencies

Operating Leases

On March 5, 2010, the Company entered into an amended agreement to a lease dated February 21, 2008.  The lease was renewed for two years and requires monthly payments of $1,962 commencing April 1, 2010 with a 4% increase of the base rent beginning on month thirteen, terminating on March 31, 2012, for office space for its El Dorado Hills, California, office.

On December 31, 2009, the Company entered into an amended agreement to a lease dated August 26, 2008.  The lease was renewed for 25 months and requires monthly payments of $3,710 commencing on May 1, 2010 with a $106 increase of the base rent beginning on the fourteenth month, terminating on April 30, 2012, for office space for its Mission Viejo, California, office.

The Company recorded rent expense of $20,766 and $41,132 for three and six months ended March 31, 2010, respectively.  The Company recorded rent expense of $22,915 and $43,601 for three and six months ended March 31, 2009, respectively.

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

CELLYNX GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 11 - Subsequent Events

On April 29, 2010, the Company entered into a Master Global Marketing and Distribution Agreement (the “M&D Agreement”) with Dollardex, Corp. a Panama corporation (“Dollardex”).

An overview and summary of the M&D Agreement between the Company and Dollardex follows.  The summaries of the terms and conditions of the M&D Agreement do not purport to be complete, and are qualified in their entirety by reference to the full text of the M&D Agreement which was filed as an exhibit to a Current Report on Form 8-K, filed with the Commission on May 6, 2010.

By way of background, the Company and Dollardex had previously entered into a certain Joint Venture Agreement pursuant to which the Company granted to Dollardex and certain JV Companies (as defined in the Joint Venture Agreement) exclusive distribution rights of the Company’s products in a designated territory (the “Prior Agreement”). That agreement was then terminated by an agreement dated July 22, 2008, which was amended by the M&D Agreement.

Pursuant to the M&D Agreement, the Company appointed Dollardex as the independent, exclusive distributor of the Company’s products, specifically the 5BARz™ and all related accessories, if any, and any and all future products of the Company (the “Products”), in and limited to the following nine regions: Canada, South America, Europe, Middle East, China, India, Australia, Africa, and South East Asia or those countries which may be expanded from time to time by mutual agreement by the Parties to include other countries (the “Territory”).  The term of the M&D Agreement is perpetual, although the agreement may be terminated pursuant to the terms of the M&D Agreement.

Except for the limited right to appoint other dealers to market and distribute the Products as contemplated in the M&D Agreement, and subject to the terms and conditions thereof, Dollardex has no right to sublicense the rights set forth in the M&D Agreement.  Additionally, subject to Dollardex’s compliance with the terms and conditions of the M&D Agreement, during the term of the M&D Agreement, the Company will not appoint another distributor of the Products in the Territory.

Pursuant to the M&D Agreement, the Company granted to Dollardex an exclusive, non-transferable license to use the trade names, trademarks, logos and designations in or associated with the Products, as specified in the M&D Agreement, solely in connection with Dollardex’s marketing, promotion and distribution of the Products within the Territory.  Additionally, the Company granted an exclusive license for Latin America and Canada to Dollardex for the CelLynx Road Warrior unit and any and all accessories.

Dollardex’s obligations under the M&D Agreement include:

-
Dollardex will (a) sell and distribute the Products directly to resellers or end users of the Products in the Territory, or (b) sell and distribute the Products to Dealers throughout the Territory for resale by such Dealers.

-
Dollardex will develop a network of Dealers in the Territory for the introduction, sale, maintenance, and distribution of the Products in the Territory.  Dollardex shall insure that any and all subsequent distribution agreements with its Dealers shall be subject to the terms and conditions of the M&D Agreement.

-
Dollardex will promote and advertise the Products in accordance with the Company’s reasonable policies, as announced from time to time.  Dollardex will obtain the Company’s prior approval of any promotional or advertising material relating to the Products that are not expressly authorized by the Company’s policies before publishing or distributing such materials.

-
Commencing with the calendar quarter in which Dollardex commences distribution, and within forty five (45) days after the end of each calendar quarter thereafter, Dollardex will provide the Company with a written report that includes: (i) Dollardex’s net sales and shipments of each Product for that calendar quarter, by dollar volume and number of units, both in the aggregate and for such categories as the Company may designate from time to time; (ii) Dollardex’s current inventory levels of the Products, both in the aggregate and by Product; and (iii) any other information reasonably requested by the Company pertaining to the M&D Agreement.

-
Dollardex will provide the Company with (a) annual audited financial statements to be audited by a recognized international auditing firm prepared in accordance with U.S. GAAP  and procedures to be delivered to the Company no later than 90 days after the end of its fiscal year, and (b) quarterly unaudited financial statement to be reviewed by its auditors and prepared in accordance with the same standard under which auditors are required to review Quarterly Reports on Form 10-Q as filed with the U.S. Securities and Exchange Commission and to be delivered to the Company no later than 45 days of the end of each quarter period.

CELLYNX GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As consideration for the licenses granted by the Company to Dollardex in the M&D Agreement, Dollardex agreed to provide funding to the Company as follows:

-
One million U.S. Dollars ($1,000,000) on or before May 31, 2010, to be structured as a Private Placement of 10,000,000 shares of the Company’s common stock at $0.10 per share with 10,000,000 warrants to purchase additional shares of the Company’s common stock at an exercise price of $0.25 per share, and with a term of three years.

-	One and one half million U.S. Dollars ($1,500,000) on the following schedule in consideration for an exclusive License for the Company’s @Home unit which is operable in Latin America and Canada:
-	Five Hundred Thousand U.S. Dollars ($500,000) payable on or before July 1, 2010.
-	Five Hundred Thousand U.S. Dollars ($500,000) payable on or before August 1, 2010.
-	Five Hundred Thousand U.S. Dollars ($500,000) payable on or before September 1, 2010.
-
The parties agreed that in the event  that the @Home unit is not operable in Latin America and Canada by January 31, 2011, these payments, at the option of Dollardex may be treated as (A) a prepayment of the license fees for the @Home unit to be used in Latin America and Canada, or (B) payment for convertible debentures (the “Debentures”) with terms as discussed below.

-
Two and one half million U.S. Dollars ($2,500,000) payable as follows in consideration for an exclusive License for all CelLynx products, and in particular the @Home unit operable in Europe,  Asia and the rest of the world, whether or not such other  territories are delineated elsewhere in the M&D agreement:

-	Five Hundred Thousand U.S. Dollars ($500,000) payable on or before October 1, 2010.
-	Seven Hundred and Fifty Thousand U.S. Dollars ($750,000) payable on or before November 1, 2010.
-	Seven Hundred and Fifty Thousand U.S. Dollars ($750,000) payable on or before December 1, 2010.
-	Five Hundred Thousand U.S. Dollars ($500,000) payable on or before January 1, 2011.
-
The parties also agreed that in the event  that the @Home unit is not operable in Europe, Asia and the rest of the world by March 31, 2011, these payments may, at the option of Dollardex,  be treated as (A) prepayment of the license fees for the @Home unit to be used in Europe, Asia, and the rest of the world, or (B) payment for additional Debentures with terms as discussed below.

CELLYNX GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

-	Six million U.S. Dollars ($6,000,000) payable as additional compensation, on the following schedule:
-	Seven Hundred and Fifty Thousand U.S. Dollars ($750,000) payable on or before Feb. 1, 2011.
-	Seven Hundred and Fifty Thousand U.S. Dollars ($750,000) payable on or before March 1, 2011.
-	Four and one half Million U.S. Dollars ($4,500,000) payable on or before April 1, 2011.

-
Additionally, and subject to the terms and conditions of the M&D Agreement, the Parties agree that Dollardex shall pay to the Company 50.1% of its net earnings on a quarterly basis.  Such payments by Dollardex shall be paid in cash or immediately available funds and made within 45 days following the end of each quarter.

In connection with the M&D Agreement, the parties also agreed as follows:

Right of First Refusal.  Under the M&D Agreement, Dollardex granted to the Company an exclusive right of first refusal throughout the term of the M&D Agreement to purchase such interest and rights of Dollardex under similar terms and conditions under which Dollardex contemplates or considers such transaction.

Option to Purchase.  Effective July 31, 2012 and for the remainder term of the M&D Agreement, the Company has the option to acquire Dollardex pursuant to terms set forth in the M&D Agreement.

Terms of the Convertible Debentures

As noted above, in the event that certain of the Company’s products are not completed and operable in the appropriate markets by the agreed dates set forth above, Dollardex shall have the right to convert such license payments listed above into prepayments for Convertible Debentures (the “Debentures”) of the Company.  The aggregate amount of the Debentures cannot exceed $4,000,000.  The Debentures will bear interest at a rate of 10% per annum, payable quarterly, and will be due three years from the date of the conversion of the license payments into the Debentures.  Additionally, at Dollardex’s options, the Debentures may be converted:

-	Into shares of the Company’s common stock, with the conversion price being equal to 75% of the market price of the Company’s common stock on the day of conversion of the Debentures; or
-	Into Promissory Notes, which will bear interest at a rate of 10% per annum, payable quarterly, and which promissory notes shall be due one year from the date of issuance.

In the event that the Company issues the Debentures, the Company shall have the right to prepay any or all of the outstanding principal and interest of the Debentures prior to the due date of the Debentures.

CelLynx agreed to sell the products to Dollardex at Cost, as defined, plus 10%.  Both parties agreed that Dollardex will pay the Company 50.1% of its net earnings on a quarterly basis.  Both parties can terminate the agreement in the event of breach or default and subject to certain conditions allowing for a cure of default.

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

As used in this Form 10-Q, unless the context requires otherwise, “we” or “us” or the “Company” or “CelLynx” means CelLynx Group, Inc., and our subsidiary.

Plan of Operations

Overview

We are a producer of the next generation of cellular network extenders (also known as repeaters or amplifiers) for the small office, home office (SOHO) and vehicle markets.  This next generation product line, CelLynx 5BARz™ , uses our patent-pending technology to create a single-piece, plug ‘n play unit that strengthens weak cellular signals to deliver higher quality signals for voice, data and video reception on cell phones and other cellular devices being used indoors or in vehicles.

Our first product, The Road Warrior, has passed FCC Certification, and in July 2009, we ordered 220 units from our manufacturer in the Philippines.  We used some of the units as demo units and started selling the remainder.  Due to cash flow issues, we only recently placed an order for an additional 1,000 units and have received all units as of March 31, 2010.

We have recently completed a prototype SOHO Unit which delivers 70 decibel (dB) of gain in a Single Band PCS environment providing up to 2,500 square feet of indoor coverage.  We plan to commercialize this technology, with production and distribution scheduled to begin, in the fourth quarter of 2010. This unit measures 6.5 X 7.5 X 2.5 inches, weighs approximately one pound and does not require the installation of antennas or cables in order to function.  Most SOHO cellular network extenders currently on the market require a receiving tower or antenna, usually placed in an attic or on a rooftop, and a transmitting tower or antenna to be placed at least 35 feet from the other antenna with each connected to the amplifier by cable.  Our patent pending technology is designed to eliminate the need to distance the receiving and transmitting towers, allowing the two towers to be placed directly inside the amplifier, resulting in a more affordable, one-piece unit sometimes referred to as ‘plug ‘n play’, i.e., requiring no installation other than plugging the unit into a power source. In order to optimize marketability, we are developing an improved model which is expected to operate in a dual band, PCS and Cellular, environment delivering 65 dB of gain, thereby allowing for coverage of 2,500 to 3,000 square feet.  This dual-band unit would work with all current wireless carriers except Nextel which operates on its own frequency. The PCS network is generally used by the older carriers such as AT&T at 850MHz, while the newer carriers such as T-Mobile operate on the cellular network at 1900 MHz.  Management believes that all of the critical functions required for this dual-band unit have been identified and that their engineering team has the capability to complete development leading to commercialization.

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

On October 9, 2009, we signed an agreement with Ingram Micro Inc. to distribute the line of cellular network extenders.  This agreement accelerates CelLynx Group’s go-to-market channel strategy and expands the reach of its product distribution to include all 50 states, D.C., U.S. Territories & Possessions, as well as Military Bases and U.S. embassies abroad.  Ingram Micro Inc. is the world’s largest technology distributor and a leading technology sales, marketing and logistics company.  It offers a broad array of solutions and services to more than 170,000 resellers by distributing and marketing hundreds of thousands of IT products worldwide from more than 1,500 vendors.  We expect to distribute our product through online distributors and traditional retailers.

On April 29, 2010, we entered into a Master Global Marketing and Distribution Agreement (the “M&D Agreement”) with Dollardex, Corp. a Panama corporation (“Dollardex”).

Pursuant to the M&D Agreement, the Company appointed Dollardex as the independent, exclusive distributor of the Company’s products, specifically the 5BARz™ and all related accessories, if any, and any and all future products of the Company (the “Products”), in and limited to the following nine regions: Canada, South America, Europe, Middle East, China, India, Australia, Africa, and South East Asia or those countries which may be expanded from time to time by mutual agreement by the Parties to include other countries (the “Territory”).  The term of the M&D Agreement is perpetual, although the agreement may be terminated pursuant to the terms of the M&D Agreement.

Except for the limited right to appoint other dealers to market and distribute the Products as contemplated in the M&D Agreement, and subject to the terms and conditions thereof, Dollardex has no right to sublicense the rights set forth in the M&D Agreement.  Additionally, subject to Dollardex’s compliance with the terms and conditions of the M&D Agreement, during the term of the M&D Agreement, the Company will not appoint another distributor of the Products in the Territory.

Pursuant to the M&D Agreement, the Company granted to Dollardex an exclusive, non-transferable license to use the trade names, trademarks, logos and designations in or associated with the Products, as specified in the M&D Agreement, solely in connection with Dollardex’s marketing, promotion and distribution of the Products within the Territory.  Additionally, the Company granted an exclusive license for Latin America and Canada to Dollardex for the CelLynx Road Warrior unit and any and all accessories.

Dollardex’s obligations under the M&D Agreement include:

-
Dollardex will (a) sell and distribute the Products directly to resellers or end users of the Products in the Territory, or (b) sell and distribute the Products to Dealers throughout the Territory for resale by such Dealers.

-
Dollardex will develop a network of Dealers in the Territory for the introduction, sale, maintenance, and distribution of the Products in the Territory.  Dollardex shall insure that any and all subsequent distribution agreements with its Dealers shall be subject to the terms and conditions of the M&D Agreement.

-
Dollardex will promote and advertise the Products in accordance with the Company’s reasonable policies, as announced from time to time.  Dollardex will obtain the Company’s prior approval of any promotional or advertising material relating to the Products that are not expressly authorized by the Company’s policies before publishing or distributing such materials.

-
Commencing with the calendar quarter in which Dollardex commences distribution, and within forty five (45) days after the end of each calendar quarter thereafter, Dollardex will provide the Company with a written report that includes: (i) Dollardex’s net sales and shipments of each Product for that calendar quarter, by dollar volume and number of units, both in the aggregate and for such categories as the Company may designate from time to time; (ii) Dollardex’s current inventory levels of the Products, both in the aggregate and by Product; and (iii) any other information reasonably requested by the Company pertaining to the M&D Agreement.

-
Dollardex will provide the Company with (a) annual audited financial statements to be audited by a recognized international auditing firm prepared in accordance with U.S. GAAP  and procedures to be delivered to the Company no later than 90 days after the end of its fiscal year, and (b) quarterly unaudited financial statement to be reviewed by its auditors and prepared in accordance with the same standard under which auditors are required to review Quarterly Reports on Form 10-Q as filed with the U.S. Securities and Exchange Commission and to be delivered to the Company no later than 45 days of the end of each quarter period.

As consideration for the licenses granted by the Company to Dollardex in the M&D Agreement, Dollardex agreed to provide funding to the Company as follows:

-
One million Dollars ($1,000,000) on or before May 31, 2010, structured as a Private Placement of 10,000,000 shares of the Company’s common stock at $0.10 per share with 10,000,000 warrants to purchase additional shares of the Company’s common stock at an exercise price of $0.25 per share, and with a term of three years.

-	One and one half million Dollars ($1,500,000) on the following schedule in consideration for an exclusive License for the Company’s @Home unit which is operable in Latin America and Canada:
-	Five Hundred Thousand Dollars ($500,000) payable on or before July 1, 2010.
-	Five Hundred Thousand Dollars ($500,000) payable on or before August 1, 2010.
-	Five Hundred Thousand Dollars ($500,000) payable on or before September 1, 2010.
-
The parties agreed that in the event that the @Home unit is not operable in Latin America and Canada by January 31, 2011, these payments, at the option of Dollardex, may be treated as (A) a prepayment of the license fees for the @Home unit to be used in Latin America and Canada, or (B) payment for convertible debentures (the “Debentures”) with terms as discussed below.

-
Two and one half million Dollars ($2,500,000) payable as follows in consideration for an exclusive License for all CelLynx products, and in particular the @Home unit operable in Europe,  Asia and the rest of the world, whether or not such other  territories are delineated elsewhere in the M&D agreement:

-	Five Hundred Thousand Dollars ($500,000) payable on or before October 1, 2010.
-	Seven Hundred and Fifty Thousand Dollars ($750,000) payable on or before November 1, 2010.
-	Seven Hundred and Fifty Thousand Dollars ($750,000) payable on or before December 1, 2010.
-	Five Hundred Thousand Dollars ($500,000) payable on or before January 1, 2011.
-
The parties also agreed that in the event that the @Home unit is not operable in Europe, Asia and the rest of the world by March 31, 2011, these payments may, at the option of Dollardex, be treated as (A) prepayment of the license fees for the @Home unit to be used in Europe, Asia, and the rest of the world, or (B) payment for additional Debentures with terms as discussed below.

-	Six million Dollars ($6,000,000) payable as additional compensation, on the following schedule:
-	Seven Hundred and Fifty Thousand Dollars ($750,000) payable on or before Feb. 1, 2011.
-	Seven Hundred and Fifty Thousand Dollars ($750,000) payable on or before March 1, 2011.
-	Four and one half Million Dollars ($4,500,000) payable on or before April 1, 2011.

Additionally, and subject to the terms and conditions of the M&D Agreement, the Parties agreed that Dollardex will pay to the Company 50.1% of its net earnings on a quarterly basis.  Such payments by Dollardex shall be paid in cash or immediately available funds and made within 45 days following the end of each quarter.

In connection with the M&D Agreement, the parties also agreed as follows:

Right of First Refusal.  Under the M&D Agreement, Dollardex granted to the Company an exclusive right of first refusal throughout the term of the M&D Agreement to purchase such interest and rights of Dollardex under similar terms and conditions under which Dollardex contemplates or considers such transaction.

Option to Purchase.  Effective July 31, 2012 and for the remainder term of the M&D Agreement, the Company has the option to acquire Dollardex pursuant to terms set forth in the M&D Agreement.

Terms of the Convertible Debentures

As noted above, in the event that certain of the Company’s products are not completed and operable in the appropriate markets by the agreed dates set forth above, Dollardex shall have the right to convert such license payments listed above into prepayments for Convertible Debentures (the “Debentures”) of the Company.  The aggregate amount of the Debentures cannot exceed $4,000,000.  The Debentures will bear interest at a rate of 10% per annum, payable quarterly, and will be due three years from the date of the conversion of the license payments into the Debentures.  Additionally, at Dollardex’s options, the Debentures may be converted:

-	into shares of the Company’s common stock, with the conversion price being equal to 75% of the market price of the Company’s common stock on the day of conversion of the Debentures; or
-	into Promissory Notes, which will bear interest at a rate of 10% per annum, payable quarterly, and which promissory notes shall be due one year from the date of issuance.

In the event that the Company issues the Debentures, the Company shall have the right to prepay any or all of the outstanding principal and interest of the Debentures prior to the due date of the Debentures.

Results of Operations

Comparison of the three months ended March 31, 2010 and 2009

	Three months ended March 31,
	2010	2009	$ Change	% Change

REVENUE	$36,003	$-	$36,003	100.0%

COST OF REVENUE	24,281	-	24,281	100.0%

GROSS PROFIT	11,722	-	11,722	100.0%

OPERATING EXPENSES	1,846,195	789,986	1,056,209	133.7%

NON OPERATING EXPENSES	34,019	54,124	(20,105)	-37.1%

NET LOSS	$(1,868,492)	$(844,110)	$(1,024,382)	121.4%

Revenue and Cost of Revenue

During the three months ended March 31, 2010, we generated net $36,003 in revenue that arose from the initial sale of our 5Barz units which became sellable in July 2009.  Cost of revenues was $24,281 resulting in a gross profit of $11,722.  During the same period of 2009, we were in development stage and did not recognize any revenues, cost of revenues, or gross profit.

Operating Expenses

Total operating expenses incurred for the three months ended March 31, 2010, was $1,846,195 compared to $789,986 for the three months ended March 31, 2009, which increased by $1,056,209.  The increase was due to an increase in consulting and marketing fees of $560,000 and $112,000, respectively, to promote our 5Barz product and gain market share.  In addition, share based compensation expense increased by $223,000 and salaries and wages increased by $75,000 as we continue to build our infrastructure.

Non Operating Income and Expenses

Total non-operating expenses incurred for the three months ended March 31, 2010, was $34,019 compared to $54,124 for the three months ended March 31, 2009, for a decrease of $20,105.  The decrease was due to the decrease in the amortization of debt discounts associated with convertible notes issued.

Comparison of the six months ended March 31, 2010 and 2009

	Six months ended March 31,
	2010	2009	$ Change	% Change

REVENUE	$47,823	$-	$47,823	100.0%

COST OF REVENUE	33,840	-	33,840	100.0%

GROSS PROFIT	13,983	-	13,983	100.0%

OPERATING EXPENSES	2,635,079	1,563,326	1,071,753	68.6%

NON OPERATING EXPENSES	81,898	272,327	(190,429)	-69.9%

NET LOSS	$(2,702,994)	$(1,835,653)	$(867,341)	47.2%
Revenue and Cost of Revenue

During the six months ended March 31, 2010, we generated net $47,823 in revenue that arose from the initial sale of our 5Barz units which became sellable in July 2009.  Cost of revenues was $33,840 resulting in a gross profit of $13,983.  During the same period of 2009, we were in development stage and did not recognize any revenues, cost of revenues, or gross profit.

Operating Expenses

Total operating expenses incurred for the six months ended March 31, 2010, was $2,635,079 compared to $1,563,326 for the six months ended March 31, 2009, which increased by $1,071,753.  The increase was due to an increase in consulting and marketing fees of $658,000 and $199,000, respectively, to promote our 5Barz product and gain market share.  In addition, share based compensation expense increased by $260,000 and salaries and wages increased by $72,000 as we continue to build our infrastructure, offset by a reduction in R&D expenses as the 5Barz product became sellable in July 2009.

Non Operating Income and Expenses

Total non-operating expenses incurred for the six months ended March 31, 2010, was $81,898 compared to $272,327 for the six months ended March 31, 2009, for a decrease of $190,429.  The decrease was due to the change in fair value of the accrued beneficial conversion liability and the change in fair value of the accrued warrant liability.  We recognized a gain of $251,410 related to the accrued beneficial conversion liability and we recognized a loss of $419,571 related to the accrued warrant liability.  In addition, the amortization of debt discounts associated with convertible notes issued had decreased by $41,000.

Liquidity and Capital Resources

Financial Condition

As of March 31, 2010, we had cash of $54,329 and we had a working capital deficit of $630,691, compared to cash of $6,776 and a working capital deficit of $1,024,034 as of September 30, 2009.  The decrease in working capital deficit is due an increase in current assets which is primarily comprised of cash, ending inventory, and prepaid consulting services.

During the six months ended March 31, 2010, cash used in operating activities was $1,327,424.  Cash used in operating activities consisted of a net loss of $2,702,994 offset by non-cash expenses of $347,691 for stock issued for services, $327,087 for warrants issued for services, $605,735 for stock-based compensation, $58,072 for the amortization of debt discount, and an increase of $102,808 for change in accounts payable and accrued expenses.  These were offset by an increase in inventory of $96,580.

We used $12,224 for the purchase of intangible assets for the six months ended March 31, 2010, compared to $23,055 for the purchase of equipment and intangible assets for the six months ended March 31, 2009.

Cash provided by financing activities was $1,387,201 for the six months ended March 31, 2010, compared to $181,470 for the six months ended March 31, 2009.  We received $1,499,001, less offering costs of $33,300 associated with the common stock, for the six months ended March 31, 2010.  We have financed our operations primarily through proceeds from the issuance of common stock.

We anticipate raising an additional $2.5 million during the next four to six months through private equity offerings.  There is no assurance that the Company will be able to raise the entire amount. We believe that our current cash, anticipated cash flows from operations, and net proceeds from the private placement financing will be sufficient to meet our anticipated cash needs, including our cash needs for working capital and capital expenditures.

Off-Balance Sheet Arrangements

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

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

Capitalized costs for patents are amortized on a straight-line basis over the remaining twenty-year legal life of each patent after the costs have been incurred. Once each patent or trademark is issued, capitalized costs are amortized on a straight-line basis over a period not to exceed 20 years and 10 years, respectively.  The licensing right is amortized on a straight-line basis over a period of 10 years.

Impairment or Disposal of Long-lived Assets

The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of March 31, 2010 and September 30, 2009, there was no significant impairment of its long-lived assets.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 15, 2010, the Company entered into a consulting agreement with Seahawk Capital Partners, Inc.  The Company issued 1,000,000 shares of Company restricted stock and 2,000,000 warrants upon signing of agreement.  In addition, the Company agreed to issue an additional 50,000 shares of restricted Company stock per month for the term of the agreement.

On February 10, 2010, the Company issued 190,000 shares of the Company’s restricted commons stock to unrelated parties in connection with an agreement entered into on June 30, 2009, to provide the Company capital introduction services.  The Company agreed to pay 3.33 shares of common stock for every dollar raised.

On March 10, 2010, the Company issued 2.5 million shares of common stock for a one year consulting agreement with an unrelated party.  As additional compensation, the Company issued 2,500,000 million warrants with an exercise price of $0.001 which may only be exercised after June 9, 2010, and subject to the terms and conditions of the warrant agreement.

On March 31, 2010, the Company entered into a subscription agreement with an unrelated party and issued 980,000 shares of $0.001 par value common stock for $0.10 per share with 980,000 detachable warrants.  The warrants have an exercise price of $0.25 and expire on December 31, 2012.

During the six months ended March 31, 2010, the Company issued 1,945,486 shares of common stock for consulting services.

During the three months ended March 31, 2010, the Company had issued 6,290,792 of common stock as part of the conversion of convertible notes settled during the period.

During the six months ended March 31, 2010, the Company issued 2,000,000 shares of $0.001 par value common stock for $0.10 per share with 2,000,000 detachable warrants.  The warrants have an exercise price of $0.10 and expire on April 1, 2012.

During the six months ended March 31, 2010, the Company issued 11,516,757 shares of $0.001 par value common stock for $0.06 per share with 11,516,757 detachable warrants.  The warrants have an exercise price of $0.20 and expire on December 1, 2012.

During the six months ended March 31, 2010, the Company entered into subscription agreements and issued 8,500,000 shares of $0.001 par value common stock for $0.06 per share with 8,500,000 detachable warrants.  The warrants have an exercise price of $0.20 and expire on December 31, 2012.]

In each issuance discussed above, the shares of common stock were issued without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

(a)	None.

(b)	There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description

10.29
Master Global Marketing and Distribution Agreement – April 21, 2010 (previously filed as un Exhibit to the Current Report on Form 8-k filed with the Commission on May 6, 2010, and incorporated herein by reference)

10.30	License Agreement (previously filed as un Exhibit to the Current Report on Form 8-k filed with the Commission on January 16, 2009, and incorporated herein by reference)

10.31	Advisor Associates, Inc Consulting Agreement – March 10, 2010*

10.32	Seahawk Capital Agreement – November 9, 2009*

10.33	Seahawk Capital Consulting Agreement – January 15, 2010*

10.34	Dolphinshire Lease Agreement – March 5, 2010*

10.35	El Dorado Lease Agreement – December 31, 2009*

10.36	Ingram Micro Inc. Distribution Agreement – October 9, 2009*

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *
__________________
* Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLYNX GROUP, INC.
(Registrant)

Date: May 17, 2010	By:	/s/ Daniel R. Ash
Daniel R. Ash
Chief Executive Officer