Form 10-Q
period 2010-06-30
CelLynx Group, Inc.
filed 2010-08-23
CIK 1067286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 000-27147

CelLynx Group, Inc.

(Exact name of registrant as specified in it charter)

Nevada	95-4705831
(State or other jurisdiction of incorporation or	(IRS Employer Identification
organization)	No.)

25910 Acero, Suite 370
Mission Viejo, California 92691
[Missing Graphic Reference]
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date: 171,752,572 issued and outstanding as of August 18, 2010.

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CELLYNX GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2010	2009
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$3,364	$6,776
Accounts receivable	14,233	-
Inventory	88,642	16,316
Prepaids and other current assets	259,932	15,750
TOTAL CURRENT ASSETS	366,171	38,842

EQUIPMENT, net	7,415	11,359
INTANGIBLE ASSETS, net	118,498	97,180
OTHER ASSETS	16,190	16,190
TOTAL ASSETS	$508,274	$163,571

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,342,624	$832,634
Accrued interest	31,425	28,334
Convertible stockholder notes, net of debt discount of $1,092
as of September 30, 2009, respectively	-	101,908
Convertible promissory notes, net of debt discount of $41,326 and $0
as of June 30, 2010 and September 30, 2009, respectively	221,030	100,000
TOTAL CURRENT LIABILITIES	1,595,079	1,062,876

LONG TERM LIABILITIES:
Convertible promissory note, net of debt discount of $126,795
as of September 30, 2009	-	135,561
TOTAL LIABILITIES	1,595,079	1,198,437

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Series A preferred stock, $0.001 par value;100,000,000 shares authorized;
nil shares issued and outstanding	-	-
Common stock, $0.001 par value, 400,000,000 shares authorized; 171,752,572 and
137,379,397 shares issued and outstanding as of June 30, 2010 and
September 30, 2009, respectively	171,752	137,379
Additional paid-in capital	13,998,536	10,501,965
Accumulated deficit	(15,257,093)	(11,674,210)
Total stockholders' deficit	(1,086,805)	(1,034,866)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$508,274	$163,571

The accompanying notes are an integral part of these consolidated financial statements.

CELLYNX GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net Revenue	$28,356	$-	$76,179	$-

Cost of Revenue	16,717	-	50,557	-

Gross profit	11,639	-	25,622	-

Operating expenses
Research and development	20,143	78,393	67,514	290,492
General and administrative	840,413	1,302,290	3,428,121	2,653,517
Total operating expenses	860,556	1,380,683	3,495,635	2,944,009

Loss from operations	$(848,917)	$(1,380,683)	$(3,470,013)	$(2,944,009)

Non-operating income (expense):
Interest and financing costs	(30,972)	(36,841)	(112,870)	(141,007)
Change in fair value of accrued beneficial conversion liability	-	-	-	251,410
Change in fair value of accrued warrant liability	-	-	-	(419,571)
Total non-operating expense	(30,972)	(36,841)	(112,870)	(309,168)

Loss before provision for income taxes	(879,889)	(1,417,524)	(3,582,883)	(3,253,177)

Provision for income taxes	-	-	-	-
Net loss	$(879,889)	$(1,417,524)	$(3,582,883)	$(3,253,177)

Weighted average shares outstanding - Basic and Diluted:	171,697,572	130,965,347	157,458,484	121,491,043

Loss per share - Basic and Diluted:	$(0.01)	$(0.01)	$(0.02)	$(0.03)

The accompanying notes are an integral part of these consolidated financial statements.

CELLYNX GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2010	2009
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,582,883)	$(3,253,177)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	5,491	4,968
Warrants issued for services	327,087	111,155
Stock issued for services	441,185	721,500
Stock issued for interest payment	20,323	-
Stock compensation expense for options issued to employees and consultants	851,217	604,089
Change in fair value of accrued beneficial conversion liability	-	(251,410)
Change in fair value of accrued warrant liability	-	419,571
Amortization of debt discount	86,561	130,579
Changes in operating assets and liabilities:
Change in accounts receivable	(14,233)	-
Change in inventory	(72,326)	-
Change in other assets	15,750	2,198
Change in accounts payable, accrued expenses and accrued interest	513,081	439,794
Net cash used in operating activities	(1,408,747)	(1,070,733)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(6,663)
Purchase of intangible assets	(22,865)	(16,392)
Net cash used in investing activities	(22,865)	(23,055)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	75,000
Proceeds from related parties	-	68,000
Payment of convertible stockholder notes	(45,000)	-
Payment of convertible promissory notes	(37,500)	-
Advances from related parties	-	-
Proceeds from issuance of common stock	1,544,450	378,500
Payment of offering costs associated with the sale of common stock	(33,750)	-
Net cash provided by financing activities	1,428,200	521,500

NET DECREASE IN CASH	(3,412)	(572,288)

CASH, BEGINNING OF PERIOD	6,776	599,024

CASH, END OF PERIOD	$3,364	$26,736

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$11,389
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING:
Issuance of stock for licensing agreement	$-	$7,429
Reclassification of share-based compensation liability to additional paid-in capital	$-	$2,701,572
Reclassification of accrued beneficial conversion liability to additional paid-in capital	$-	$2,120,181
Reclassification of accrued warrant liability to additional paid-in capital	$-	$1,023,564
Conversion of convertible note payable to common stock	$140,823	$-
Issuance of common stock for prepaid services	$353,426	$-

The accompanying notes are an integral part of these consolidated financial statements.

CELLYNX GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009
(unaudited)

Note 1 - Organization

The unaudited consolidated financial statements have been prepared by CelLynx Group, Inc., formerly known as NorPac Technologies, Inc. (hereinafter referred to as “CelLynx” or the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results for the nine months ended June 30, 2010, are not necessarily indicative of the results to be expected for the full year ending September 30, 2010.

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

On July 24, 2008, the Company entered into a Share Exchange Agreement, as amended, with CelLynx, Inc., a California corporation ("CelLynx-California"), and twenty-three CelLynx-California shareholders who, immediately prior to the closing of the transaction, collectively held 100% of CelLynx-California’s issued and outstanding shares of capital stock.  As a result, the CelLynx-California shareholders were to receive 77,970,956 shares of the Company’s common stock in exchange for 100%, or 61,983,580 shares, of CelLynx-California’s common stock.  However, the Company had only 41,402,110 authorized, unissued and unreserved shares of common stock available, after taking into account the shares of common stock issued in the July 23, 2008, financing described above.  Pursuant to the Share Exchange Agreement, in the event that there was an insufficient number of authorized but unissued and unreserved common stock to complete the transaction, the Company was to issue all of the available authorized but unissued and unreserved common stock to the CelLynx-California shareholders in a pro rata manner and then establish a class of Series A Convertible Preferred Stock (“Series A Preferred Stock”) and issue that number of shares of Series A Preferred Stock such that the common stock underlying the Series A Preferred Stock plus the common stock actually issued to the CelLynx-California shareholders would equal the total number of shares of common stock due to the CelLynx-California shareholders under the Share Exchange Agreement.  As a result, the Company issued to the CelLynx-California shareholders an aggregate of 32,454,922 shares of common stock and 45,516,034 shares of Series A Preferred Stock.  The Series A Preferred Stock automatically would convert into common stock on a one-to-one ratio upon the authorized capital stock of the Company being increased to include not less than 150,000,000 shares of common stock.

On November 7, 2008, the Company amended the Articles of Incorporation to increase the number of authorized shares to 400,000,000 and converted the 45,516,034 shares of Series A Preferred Stock into 45,516,034 shares of the Company’s common stock.

The exchange of shares with CelLynx-California was accounted for as a reverse acquisition under the purchase method of accounting because the shareholders of CelLynx-California obtained control of the Company. On August 5, 2008, NorPac Technologies, Inc., changed its name to CelLynx Group, Inc.  Accordingly, the merger of CelLynx-California into the Company was recorded as a recapitalization of CelLynx-California, with CelLynx-California being treated as the continuing entity. The historical financial statements presented are the financial statements of CelLynx-California. The Share Exchange Agreement has been treated as a recapitalization and not as a business combination; therefore, no pro forma information is disclosed. At the date of the reverse merger transaction, the net assets of the legal acquirer CelLynx Group, Inc., were $1,248,748.

CELLYNX GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009
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

On October 27, 2008, the Board of Directors approved a change of the Company’s fiscal year end from June 30 to September 30 to correspond to the fiscal year of CelLynx-California.  The fiscal year end change was effective for the year ended September 30, 2008.

The Company develops and manufactures cellular network extenders which enable users to obtain stronger signals and better reception.

Going Concern and Exiting Development Stage

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity and debt financing to continue operations and to generate sustainable revenue. There is no guarantee that the Company will be able to raise adequate equity or debt financing or generate profitable operations. For the three and nine months ended June 30, 2010, the Company incurred a net loss of $879,889 and $3,582,883, respectively.  For the three and nine months ended June 30, 2009, the Company incurred a net loss of $1,417,524 and $3,253,177, respectively.  As of June 30, 2010, the Company had an accumulated deficit of $15,257,093.  Further, as of June 30, 2010, and September 30, 2009, the Company had negative working capital of $1,228,908 and $1,024,034, respectively.  Moreover, the Company had negative cash flows from operations of $1,408,747 and $1,070,733 for the nine months ended June 30, 2010 and 2009, respectively.  These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  During the nine months ended June 30, 2010, the Company raised $1,544,450 through the issuance of common stock, and management intends to raise additional funds through equity or debt financing and to generate cash from the sale of the Company’s products and from license fees as further described below.

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

Master Global Marketing and Distribution Agreement

On July 22, 2008, CelLynx entered into a Master Global Marketing and Distribution Agreement (the “Distribution Agreement”) with Dollardex Group Corp., a company organized under the laws of Panama (“Dollardex”), whereby Dollardex agreed to act as CelLynx’s exclusive distributor of CelLynx’s products and related accessories in the following regions: Canada, South America, Europe, Middle East, China, India, Australia, Africa and South East Asia.

CELLYNX GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009
(unaudited)

Subsequently, on April 29, 2010, we entered into a new master global marketing and distribution agreement (the “2010 Agreement”) that amended the prior agreement dated July 22, 2008 with Dollardex.  Under the 2010 Agreement, Dollardex proposed to establish a distribution network of our line of products in the territories, as defined, as well as to assist the international dealers in the promotion and marketing of our products.  As consideration for exclusive licenses, the Company would receive an aggregate of $11 million, payable to the Company from May 2010 to April 2011.  The funding is subject to terms and condition, as set forth in the 2010 Agreement.  Both parties can terminate the agreement in the event of breach or default and subject to certain conditions allowing for a cure of default.

On June 14, 2010, the Company and Dollardex entered into Amendment No. 1 (the “Amendment”) to the 2010 Agreement.  Pursuant to Amendment No. 1, the Company and Dollardex agreed to grant an additional termination right to the Company.  In addition to those rights listed in the original 2010 Agreement, the Company and Dolladex agreed that in the event that Dollardex failed to provide by July 10, 2010, the payments required to be provided by May 31, 2010 (the “May Payment”), and July 1, 2010 (the “July Payment”), as originally provided in the 2010 Agreement, the Company would have the right to immediately terminate the 2010 Agreement.  The Company and Dollardex also agreed that if Dollardex made the May and July Payments due by the revised payment date of July 10, 2010, all other payment dates listed in the 2010 Agreement would be extended automatically by 30 days.

Additionally, in Amendment No. 1, the Company and Dollardex agreed that nothing contained in the Amendment would be deemed to affect or be construed to affect any of the terms or provisions of the 2010 Agreement nor impair the validity or enforceability thereof or any rights or powers which the Company now or hereafter may have under or by virtue of the 2010 Agreement in case of any default or non-fulfillment of the terms of the 2010 Agreement by Dollardex, or otherwise.

On July 15, 2010, the Company and Dollardex agreed to a further amendment of the 2010 Agreement (“Amendment No. 2”).  Pursuant to Amendment No. 2, Dollardex and the Company agreed that its Board of Directors would conduct a “Technology and Business” review of the Company and its products to provide Dollardex with specific information relating to product milestones, budgets and use of funds as well as other business and technical information.  Also pursuant to Amendment No. 2, and in further consideration for the funding to be provided by Dollardex,  the Company agreed to appoint Dollardex as the Company’s independent and exclusive distributor of the Company’s products throughout the world including the United States. The funding specified in the 2010 Agreement will be provided and/or modified in accordance with the Board approved budget referred to in the Amendment No. 2.  The budget was presented to Dollardex on August 23, 2010, as agreed to between the Company and Dollardex.

There is no assurance that the Company will receive the entire amount of funding provided in the 2010 Agreement. To date, the Company had not received any of the licensing fees under this agreement.

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

CELLYNX GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009
(unaudited)

Inventory

Inventory consists of finished goods ready for sale and is valued at the lower of cost (determined on a first-in, first-out basis) or market.  The Company reviews its reserves for slow moving and obsolete inventories. As of June 30, 2010, and September 30, 2009, the Company believes that no reserve was necessary.

Accounts Receivable

The Company maintains reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collection history.  Receivables are written off when they are determined to be uncollectible.  As of June 30, 2010, the Company determined that allowance for bad debt was not necessary.

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

Concentration of Credit Risk

Cash includes deposits in accounts maintained at financial institutions.  Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. As of June 30, 2010, and September 30, 2009, the Company did not have any deposits in excess of federally-insured limits.  To date, the Company has not experienced any losses in such accounts.  For the three and nine months ended June 30, 2010, one supplier accounted for 100% of the Company’s inventory purchases.

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

CELLYNX GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009
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

Impairment or Disposal of Long-lived Assets

The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of June 30, 2010, and September 30, 2009, there was no significant impairment of its long-lived assets.

Revenue Recognition

The Company's revenue recognition policies are in compliance with ASC Topic 605, “Revenue Recognition.”  Revenue is recognized at the date of shipment to customers, and when the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured.

Fair Value of Financial Instruments

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company.  ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, accounts payable, and other current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.  The carrying amounts of long-term liabilities approximates fair values based on current rates of interest for instruments with similar characteristics.  The three levels of the valuation hierarchy are defined as follows:

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

CELLYNX GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009
(unaudited)

As of June 30, 2010, and September 30, 2009, the Company did not identify any other assets and liabilities that are required to be presented on the balance sheet at fair value.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s consolidated financial statements.  Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred.  No significant penalties or interest relating to income taxes have been incurred during the nine months ended June 30, 2010 and 2009.

Net Loss Per Share

The Company reports loss per share in accordance with the ASC Topic 260, “Earnings Per Share.”  Basic earnings per share is based upon the weighted average number of common shares outstanding.  Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised.  Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period, plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding stock options and warrants during the period.  Due to the net loss for the three and nine months ended June 30, 2010 and 2009, none of the potential dilutive securities have been included in the calculation of dilutive earning per share because their effect would be anti-dilutive.

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

CELLYNX GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009
(unaudited)

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

In January 2010, the FASB issued ASU No. 2010-06 Fair Value Measurements and Disclosures Topic 820 “Improving Disclosures about Fair Value Measurements.”  This ASU requires certain new disclosures and clarifies existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, “Derivatives and Hedging — Embedded Derivatives — Recognition.” All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU will be effective for the Company on July 1, 2010. Early adoption is permitted. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 “Revenue Recognition – Milestone Method (Topic 605)” provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010 – 17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. The Company does not expect this ASU will have a material impact on its financial position or results of operations when it adopts this update on October 1, 2010.

CELLYNX GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009
(unaudited)

In April 2010, the FASB issued ASU 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” or ASU 2010-13. This ASU provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect the adoption of ASU 2010-17 to have a significant impact on its consolidated financial statements.

Note 3 - Equipment

Equipment consisted of the following at June 30, 2010, and September 30, 2009:

	June 30,	September 30,
	2010	2009
	(unaudited)
Office furniture and equipment	$9,879	$9,879
Computer equipment	8,930	8,930
	18,809	18,809
Accumulated depreciation	(11,394)	(7,450)
Equipment, net	$7,415	$11,359

The Company recorded depreciation expense of $1,316 and $3,945 for the three and nine months ended June 30, 2010.  The Company recorded depreciation expense of $1,314 and $3,633 for the three and nine months ended June 30, 2009.

CELLYNX GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009
(unaudited)

Note 4 – Intangible Assets

The Company incurred legal costs in acquiring patent and trademark rights. These costs are projected to generate future positive cash flows in the near term and have been capitalized to intangible assets in the period incurred.

Intangible assets consist of the following:

	June 30,	September 30,
	2010	2009
	(unaudited)
Patents	$101,589	$78,724
Trademarks	12,487	12,487
Licensing right	8,429	8,429
	122,505	99,640
Accumulated Amortization	(4,007)	(2,460)
Intangibles, net	$118,498	$97,180

The Company recorded amortization expense related to the trademarks of $304 and $914, for the three and nine months ended June 30, 2010, respectively.  The Company recorded amortization expense related to the trademarks of $515, and $1,335, for the three and nine months ended June 30, 2009, respectively.

No amortization has been recorded for the patents as of June 30, 2010, as the patents have not been issued to the Company.

The following table summarizes the amortization for the above intangible assets over the next 5 years and thereafter:

Years ended June 30,	Amount
2011	$1,249
2012	1,249
2013	1,249
2014	1,249
2015	1,249
Thereafter	3,500
$9,745

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

CELLYNX GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009
(unaudited)

Convertible Promissory Note Issued February 19, 2009

On February 19, 2009, the Company issued to an unrelated third party, (1) an unsecured convertible promissory note (the “February 2009 Note”) for an aggregate principal balance of $75,000 with a conversion price of $0.20 per share, and (2) 37,500 shares of the Company’s restricted common stock.  The interest rate on the February 2009 Note is 4.0% per annum.  The interest was adjusted to 15% retroactive to the issuance date as the February 2009 Note was in default as of May 31, 2009.  On January 12, 2010, the Company settled the principal balance and accrued interest for a cash payment of $25,000 and 765,625 shares of the Company’s common stock.

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

The Company recorded interest expense relating to the convertible promissory notes of $2,616 and $25,214 for the three and nine months ended June 30, 2010, respectively.  The Company recorded interest expense relating to the convertible promissory notes of $3,706 and $9,255 for the three and nine months ended June 30, 2009, respectively.

The Company amortized $28,490 and $85,469 of the debt discount for the three and nine months ended June 30, 2010, respectively.  The Company amortized $28,489 and $89,715 of the debt discount for the three and nine months ended June 30, 2009, respectively.

CELLYNX GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009
(unaudited)

The following table summarizes the convertible promissory notes at June 30, 2010, and September 30, 2009:

	June 30,	September 30,
	2010 (unaudited)	2009

Issued August 2006, amended November 2007	$262,356	$262,356

Less: Debt discount	(41,326)	(126,795)
	221,030	135,561
Issued February 19, 2009	-	75,000
Issued March 3, 2009	-	25,000
	$221,030	$235,561

Note 6 – Convertible Promissory Note - Stockholders

Stockholder Notes Issued March 27, 2007

On March 27, 2007, the Company issued convertible promissory notes to two stockholders of the Company.  The principal amount of each convertible promissory note was $20,000 for a combined total of $40,000.  The convertible promissory notes bore interest at 4% per annum.  On December 3, 2009, the Company settled the notes and issued a total of 5,063,292 shares of the Company’s stock at $0.0079 per share in accordance with the conversion option.

Stockholder Notes Issued October 25, 2007

On October 25, 2007, the Company issued convertible promissory notes in the amount of $10,000 with a conversion price of $0.0795 to two stockholders.  The combined total for the two convertible promissory notes was $20,000.  The promissory notes bore interest at 4% per annum, computed on the basis of the actual number of days elapsed and a year of 365 days, and was scheduled to mature on October 25, 2009.  On December 3, 2009, the note holders agreed to extend the maturity date until such time as the Company had sufficient cash to repay these notes.   These notes were fully repaid in April 2010.

The Company recorded interest expense related to the notes of $0 and $605 for the three and nine months ended June 30, 2010, respectively.  The Company recorded interest expense related to the notes of $597 and $1,796 for the three and nine months ended June 30, 2009, respectively.

CELLYNX GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009
(unaudited)

The following table summarizes the stockholder convertible promissory notes at June 30, 2010, and September 30, 2009:

	June 30,	September 30,
	2010 (unaudited)	2009

Issued March 27, 2007	$-	$20,000
Less: Debt discount	-	(546)
	-	19,454
Issued March 27, 2007	-	20,000
Less: Debt discount	-	(546)
	-	19,454
Issued October 25, 2007	-	10,000
Issued October 25, 2007	-	10,000
Issued February 4, 2009	-	43,000
	$-	$101,908

Note 7 - License Agreement

On January 12, 2009, the Company entered into a Licensing Agreement with an unrelated party.  The Licensing Agreement gives the Company the right to manufacture, have manufactured, use, import, and offer to sell, lease, distribute or otherwise exploit certain technology rights and intellectual rights.  The License Agreement has a term of ten years.  As consideration for the License Agreement, the Company issued 57,143 shares of its common stock and paid $1,000 in cash.  The Company determined the fair value of the License Agreement to be $7,429 based on the market value of its common stock on the date of the agreement plus the $1,000, for a total acquisition cost of $8,429, which is included in the accompanying consolidated balance sheet.

The Company recorded amortization expense related to the licensing agreement of $211 and $633 for the three and nine months ended June 30, 2010, respectively.  The Company recorded amortization expense related to the licensing agreement of $211 and $422 for the three and nine months ended June 30, 2009, respectively.

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
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009
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

At March 31, 2010, the Company determined the fair value of the 600,000 warrants vesting on that date to be $60,318.  The fair value was computed using the Black-Scholes option pricing model under the following assumptions: (1) expected life of 2.00 years; (2) volatility of 145%; (3) risk free interest of 1.40% and (4) dividend rate of 0%.  The shares vest 12 months after the execution of the consulting agreement; therefore, the Company amortized the total fair market value of $60,318 over the vesting period of one year.  As of June 30, 2010, the fair value of the warrants was fully expensed.

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
2,000,000

CELLYNX GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009
(unaudited)

The warrants were valued using the Black-Scholes option pricing model, resulting in a fair market value of $297,114 and vested immediately.  The assumptions used in the Black-Scholes option pricing model at the dates the funds were received are as follows: (1) dividend yield of 0%; (2) expected volatility of 145%, (3) risk-free interest rate of 2.44%, and (4) expected life of 5 years.  The Company had expensed $297,114 related to these warrants in January 2010, as the warrants were exercisable upon signing of the agreement.

Note 9 – Stockholders’ Equity

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

On March 10, 2010, the Company issued 2.5 million shares of common stock for a one year consulting agreement with an unrelated party.  As additional compensation, the Company issued 2.5 million warrants with an exercise price of $0.001 which may only be exercised after June 9, 2010, and subject to the terms and conditions of the warrant agreement.  To date, the warrants have not been exercised.

On March 31, 2010, the Company entered into a subscription agreement with an unrelated party and issued 980,000 shares of $0.001 par value common stock for $0.10 per share with 980,000 detachable warrants.  The warrants have an exercise price of $0.25 and expire on March 18, 2013.

During the nine months ended June 30, 2010, the Company issued 1,945,486 shares of common stock for consulting services.

During the nine months ended June 30, 2010, the Company had issued 6,290,792 shares of common stock as part of the conversion of convertible notes settled during the period.

During the nine months ended June 30, 2010, the Company issued 2,000,000 shares of $0.001 par value common stock for $0.10 per share with 2,000,000 detachable warrants in connection with subscription agreements.  The warrants have an exercise price of $0.10 and expire on April 1, 2012.

During the nine months ended June 30, 2010, the Company issued 11,516,757 shares of $0.001 par value common stock for $0.06 per share with 11,516,757 detachable warrants in connection with subscription agreements.  The warrants have an exercise price of $0.20 and expire on December 1, 2012.

During the nine months ended June 30, 2010, the Company entered into subscription agreements and issued 8,500,000 shares of $0.001 par value common stock for $0.06 per share with 8,500,000 detachable warrants in connection with subscription agreements.  The warrants have an exercise price of $0.20 and expire on December 31, 2012.

On April 12, 2010, the Company entered into subscription agreements and issued 450,000 shares of $0.001 par value common stock for $0.10 per share with 450,000 detachable warrants in connection with subscription agreements.  The warrants have an exercise price of $0.25 and expire on April 12, 2013.

CELLYNX GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009
(unaudited)

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

The following table summarizes information with respect to options outstanding under the Plan and outside the Plan.

	Number of	Weighted Average	Weighted Average	Aggregate
	Shares	Exercise Price	Contractual Life	Intrinsic Value
Outstanding at September 30, 2008	53,901,863	$0.072
Granted	9,546,081	$0.158
Canceled	(35,734,111)	$0.074
Exercised	-
Outstanding at September 30, 2009	27,713,833	$0.102
Granted	7,874,217	$0.128
Canceled	(2,400,000)	$0.170
Exercised	-
Outstanding at June 30, 2010 (unaudited)	33,188,050	$0.103	3.54	$35,851
Exercisable at June 30, 2010 (unaudited)	17,931,335	$0.087	3.16	$35,851

Warrants

On November 9, 2009, the Company entered into an agreement with Seahawk Capital Partners, Inc. (“Seahawk”), for Seahawk to provide the Company capital introduction services, as well as strategic alliance services.  The Company agreed to pay 8% in cash fees for capital introduced by Seahawk and a number of warrants based on the cash fee amount at $0.10.  As of June 30, 2010, the Company paid a cash fee of $10,800 and issued 108,000 warrants.

The Company determined the fair value of the 108,000 warrants to be $13,770.  The fair value was computed using the Black-Scholes option pricing model under the following assumptions: (1) expected life of 3 years; (2) volatility of 110%; (3) risk free interest of 1.40% and (4) dividend rate of 0%.  The shares vest immediately and have an exercise price of $0.10.

On January 15, 2010, the Company entered into a consulting agreement with Seahawk.  The Company issued 1,000,000 shares of Company restricted stock and 2,000,000 warrants upon signing of agreement.  In addition, the Company agreed to issue an additional 50,000 shares of restricted Company stock. (See note 8.)

CELLYNX GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009
(unaudited)

On March 10, 2010, in connection with a one year consulting agreement with an unrelated party, the Company issued 2,500,000 warrants with an exercise price of $0.001 which may only be exercised after June 9, 2010 and subject to the terms and conditions of the warrant agreement.   To date, the warrants have not been exercised

On March 31, 2010, the Company entered into a subscription agreement with an unrelated party and issued 980,000 shares of $0.001 par value common stock for $0.10 per share with 980,000 detachable warrants.  The warrants have an exercise price of $0.25 and expire on March 18, 2013.

On April 12, 2010, the Company entered into a subscription agreement with an unrelated party and issued 450,000 shares of $0.001 par value common stock for $0.10 per share with 450,000 detachable warrants.  The warrants have an exercise price of $0.25 and expire on April 12, 2013.

During the nine months ended June 30, 2010, the Company issued 2,000,000 shares of $0.001 par value common stock for $0.10 per share with 2,000,000 detachable warrants.  The warrants have an exercise price of $0.10 and expire on April 1, 2012.

During the nine months ended June 30, 2010, the Company issued 11,516,757 shares of $0.001 par value common stock for $0.06 per share with 11,516,757 detachable warrants.  The warrants have an exercise price of $0.20 and expire on December 1, 2012.

During the nine months ended June 30, 2010, the Company entered into subscription agreements and issued 8,950,000 shares of $0.001 par value common stock for $0.06 per share with 8,950,000 detachable warrants.  The warrants have an exercise price of $0.20 and expire on December 31, 2012.

The following table summarizes the warrant activity:

		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Warrants	Price	Life (in years)	(000)
Outstanding, September 30, 2009	8,060,000	$0.12	1.76	-
Granted	28,054,757	0.32	2.62	97,500
Exercised	-	-
Expired	-	-
Outstanding, June 30, 2010 (unaudited)	36,114,757	$0.27	2.43	$97,500
Exercisable, June 30, 2010 (unaudited)	36,114,757	$0.27	2.43	$97,500

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

CELLYNX GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009
(unaudited)

On December 31, 2009, the Company entered into an amended agreement to a lease dated August 26, 2008.  The lease was renewed for 25 months and requires monthly payments of $3,710 commencing on May 1, 2010 with a $106 increase of the base rent beginning on the fourteenth month, terminating on April 30, 2012, for office space for its Mission Viejo, California, office.

The Company recorded rent expense of $15,055 and $56,187 for three and nine months ended June 30, 2010, respectively.  The Company recorded rent expense of $13,724 and $57,325 for three and nine months ended June 30, 2009, respectively.

Litigation

The Company is subject to various legal matters in the ordinary course of business.  After taking into consideration the Company’s legal counsels’ evaluation of these matters, the Company has determined that the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial statements.

Note 11 – Subsequent Events

Changes in Board and Management

As previously disclosed in a Current Report on Form 8-K filed with the Commission on July 21, 2010, on July 15, 2010, at a meeting of the Company’s Board of Directors, Donald A. Wright resigned as Chairman of the Company’s Board of Directors.  At the time of his resignation, Mr. Wright was also serving as Chairman of the Company’s Compensation and Corporate Governance Committee.

Additionally, Tareq Risheq resigned as a member of the Company’s Board of Directors.  At the time of his resignation, Mr. Risheq was serving as members of the following committees of the Company’s Board: Audit Committee and Compensation and Corporate Governance Committee.

In connection with Mr. Wright’s resignation from the Board, the Board appointed Malcolm P. Burke to the Board of Directors.  The Board will determine to which committees, if any, Mr. Burke will be appointed.

Mr. Burke brings a wealth of both business and financial experience to the Company.  Prior to founding Primary Capital Group in 1986, Mr. Burke was a senior advisor and shareholder in Royal LePage Realty, Canada’s largest real estate brokerage firm where he managed the firm’s investment division.  Upon founding the Primary Capital Group, he continued to provide private equity and strategic financial advice to promising early stage and high growth ventures in the natural resource, oil and gas and technology fields.  In the process, he has been responsible for raising capital for private and public companies including many early stage and start up companies. He has been the President and Director of Primary Capital Group since 1988 and has also served as a director of a number of public companies listed on the TSX, NASDAQ and American Stock Exchange and the AIM Market in the UK.  Mr. Burke is a resident of West Vancouver, BC, and is 66 years of age.

Following Mr. Burke’s appointment to the Board, the Board appointed Norman W. Collins as the Chairman of the Board.  Mr. Collins has served as a member of the Company’s Board of Directors since July 2008.

Additionally at the meeting, Daniel Ash relinquished the position of CEO of the Company.  Following his removal as CEO, Mr. Ash resigned as a director of the Company.  Mr. Ash has served as the Company’s CEO and as a director of the Company since July 2008.   It is the Company’s understanding that Mr. Ash resigned from the Board because he felt (i) that it was inappropriate for a majority of directors to seek to appoint a new director without delaying the vote in order to allow him time to investigate the background and qualifications of the proposed new director, (ii) that Messrs. Collins, Yaretz and Burke we representing the interests of Dollardex, Inc. rather than the interests of all shareholders, which those directors expressly deny, and (iii) that he was removed  as CEO of the Company contrary to a December 2009 resolution of the Board, which the Company expressly denies.  A copy of a letter from Mr. Ash setting forth his views was filed as an exhibit to the Current Report.

CELLYNX GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009
(unaudited)

The Board also appointed Mr. Collins to be the interim CEO of the Company.  The Company will disclose the terms of Mr. Collins’s compensation arrangements as CEO once they have been finalized.

The Board also appointed a committee to begin a search for a new CEO.  The members of the Committee are Dwayne Yaretz and Norman Collins.

Asher Enterprises Transaction

As previously reported in a Current Report filed with the Commission on August 5, 2010, on July 22, 2010, the Company entered into a Securities Purchase Agreement (the “SPA”) with Asher Enterprises, Inc. a Delaware corporation (“Asher”), in connection with the purchase by Asher of a Convertible Promissory Note (the “Note”).  The Company received the proceeds of the sale on July 30, 2010.

Pursuant to the Note, Asher loaned to the Company the principal amount of $50,000.  The Note bears interest at a rate of 8%, and is due on April 21, 2011 (the “Due Date”).   Asher may convert principal and unpaid interest on the note into shares of the Company’s common stock, with the number of shares issuable determined by dividing the amount to be converted by the conversion price (the “Conversion Price”) which is equal to 63% of the average of the three lowest trading prices of the Company’s common stock over the ten trading days prior to the date of the conversion.  Asher is prohibited under the Note from converting amounts if principal and interest that would result in Asher receiving shares, which when combined with shares of the Company’s common stock held by Asher, would result in Asher holding more than 4.99% of the Company’s then-outstanding common stock.  No registration rights were granted in connection with the purchase of the Note, and the shares of common stock, if any, issued upon conversion, will be restricted securities as defined pursuant to the terms of Rule 144.

Pursuant to the terms of the Note, while there remains any unpaid amounts owing on the Note, the Company may not incur additional debt without Asher’s approval except for (i) debt that was owed or committed as of the date of the SPA and of which the Company had informed Asher; (ii) indebtedness to trade creditors or financial institutions in the ordinary course of business; (c) debt which in the aggregate does not exceed $250,000; or (d) debt the proceeds of which are used to repay the Note.

The Company has the right to pre-pay the Note during the first 120 days following the date of the Note by paying to Asher 150% of the then-outstanding principal amount and any accrued and unpaid interest, penalties, or other amounts owing.

Pursuant to the SPA, the Company agreed to grant to Asher a right of first refusal for any subsequent transactions occurring during the twelve month period following the Closing Date, which was July 21, 2010.  The right of first refusal does not apply to any transactions in excess of $250,000, or to any future transactions between the Company and Dollardex Corp.

In the above transaction, the Note was issued to an accredited investor pursuant to the exemption from registration provided by Section 4(2) of the  Securities Act of 1933, as amended, and rules promulgated pursuant thereto.  Additionally, the underlying shares of common stock, if any, issued upon conversion of the Note will be issued pursuant to the exemption from registration provided by Section 4(2) of the  Securities Act of 1933, as amended, and rules promulgated pursuant thereto.  All certificates for such shares will contain the appropriate legends restricting their transferability absent registration or applicable exemption.  The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

CELLYNX GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009
(unaudited)

These descriptions of the SPA and the Note are not complete, and are qualified in their entirety by reference to the SPA and the Note themselves, which were included as exhibits to the Current Report filed with the Commission.

Dollardex Agreement

On July 15, 2010 the Company and Dollardex agreed to a further amendment of the 2010 Agreement (“Amendment No. 2”).  Pursuant to Amendment No. 2, Dollardex and the Company agreed that its Board of Directors would conduct a “Technology and Business” review of the Company and its products to provide Dollardex with specific information relating to product milestones, budgets and use of funds as well as other business and technical information.  Also pursuant to Amendment No. 2, and in further consideration for the funding to be provided by Dollardex,  the Company agreed to appoint Dollardex as the Company’s independent and exclusive distributor of the Company’s products throughout the world including the United States. The funding specified in the 2010 Agreement will be provided and/or modified in accordance with the Board approved budget referred to in the Amendment No. 2.  The budget was presented to Dollardex on August 23, 2010, as agreed to between the Company and Dollardex.  To date, the Company had not received any of the licensing fees under this agreement.

Litigation

Dolphinshire L.P., v. CelLynx Group, Inc., and Does 1-10, Superior Court of California, Orange County, Case No. 00388787.  On July 12, 2010, plaintiff brought suit against the Company for unlawful detainer pursuant to a lease agreement, seeking an unspecified amount of damages not to exceed $25,000.  The Company has not made rent payments in accordance with the lease agreement.  The Company has engaged in settlement negotiations with the plaintiff.

The Company is aware of formal as well as informal claims for back wages made by several former employees and expects to satisfy those claims in the normal course of business.

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

Our first product, The Road Warrior, has passed FCC Certification, and in July 2009, we ordered 220 units from our manufacturer in the Philippines.  We used some of the units as demo units and started selling the remainder.  Due to cash flow issues, we only recently placed an order for an additional 1,000 units and have received all units as of June 30, 2010.

We have recently completed a prototype SOHO Unit which delivers 70 decibel (dB) of gain in a Single Band PCS environment providing up to 2,500 square feet of indoor coverage.  We plan to commercialize this technology, with production and distribution scheduled to begin, in the first calendar quarter of 2011. This unit measures 6.5 X 7.5 X 2.5 inches, weighs approximately one pound and does not require the installation of antennas or cables in order to function.  Most SOHO cellular network extenders currently on the market require a receiving tower or antenna, usually placed in an attic or on a rooftop, and a transmitting tower or antenna to be placed at least 35 feet from the other antenna with each connected to the amplifier by cable.  Our patent pending technology is designed to eliminate the need to distance the receiving and transmitting towers, allowing the two towers to be placed directly inside the amplifier, resulting in a more affordable, one-piece unit sometimes referred to as ‘plug ‘n play’, i.e., requiring no installation other than plugging the unit into a power source. In order to optimize marketability, we are developing an improved model which is expected to operate in a dual band, PCS and Cellular, environment delivering 65 dB of gain, thereby allowing for coverage of 2,500 to 3,000 square feet.  This dual-band unit would work with all current wireless carriers except Nextel which operates on its own frequency. The PCS network is generally used by the older carriers such as AT&T at 850MHz, while the newer carriers such as T-Mobile operate on the cellular network at 1900 MHz.  Management believes that all of the critical functions required for this dual-band unit have been identified and that we have the capability to complete development leading to commercialization.

Our product line is being manufactured by contract manufacturers located in the Philippines, with whom CelLynx has established manufacturing and supply chain relationships.   These manufacturers allow us to capitalize on the full advantages of multiple manufacturing locations with a trained and experienced technical work force, state-of-the-art facilities and knowledge of all aspects of supply chain management, operational execution, global logistics and reverse logistics. The marketing and sales functions will be handled in-house, incorporating a multi-channel strategy that includes distribution partners, wireless service providers, retail outlets and international joint ventures.

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

Dollardex Corp. Agreements

On July 22, 2008, CelLynx entered into a Master Global Marketing and Distribution Agreement (the “Distribution Agreement”) with Dollardex Group Corp., a company organized under the laws of Panama (“Dollardex”), whereby Dollardex agreed to act as CelLynx’s exclusive distributor of CelLynx’s products and related accessories in the following regions: Canada, South America, Europe, Middle East, China, India, Australia, Africa and South East Asia.

Subsequently, on April 29, 2010, we entered into a new master global marketing and distribution agreement (the “2010 Agreement”) that amended the prior agreement dated July 22, 2008 with Dollardex.  Under the 2010 Agreement, Dollardex proposed to establish a distribution network of our line of products in the territories, as defined, as well as to assist the international dealers in the promotion and marketing of our products.  As consideration for exclusive licenses, the Company would receive an aggregate of $11 million, payable to the Company from May 2010 to April 2011.  The funding is subject to terms and condition, as set forth in the 2010 Agreement.  Both parties can terminate the agreement in the event of breach or default and subject to certain conditions allowing for a cure of default.

On June 14, 2010, the Company and Dollardex entered into Amendment No. 1 (the “Amendment”) to the 2010 Agreement.  Pursuant to Amendment No. 1, the Company and Dollardex agreed to grant an additional termination right to the Company.  In addition to those rights listed in the original 2010 Agreement, the Company and Dolladex agreed that in the event that Dollardex failed to provide by July 10, 2010, the payments required to be provided by May 31, 2010 (the “May Payment”), and July 1, 2010 (the “July Payment”), as originally provided in the 2010 Agreement, the Company would have the right to immediately terminate the 2010 Agreement.  The Company and Dollardex also agreed that if Dollardex made the May and July Payments due by the revised payment date of July 10, 2010, all other payment dates listed in the 2010 Agreement would be extended automatically by 30 days.

Additionally, in Amendment No. 1, the Company and Dollardex agreed that nothing contained in the Amendment would be deemed to affect or be construed to affect any of the terms or provisions of the 2010 Agreement nor impair the validity or enforceability thereof or any rights or powers which the Company now or hereafter may have under or by virtue of the 2010 Agreement in case of any default or non-fulfillment of the terms of the 2010 Agreement by Dollardex, or otherwise.

On July 15, 2010 the Company and Dollardex agreed to a further amendment of the 2010 Agreement (“Amendment No. 2”).  Pursuant to Amendment No. 2, Dollardex and the Company agreed that its Board of Directors would conduct a “Technology and Business” review of the Company and its products to provide Dollardex with specific information relating to product milestones, budgets and use of funds as well as other business and technical information.  Also pursuant to Amendment No. 2, and in further consideration for the funding to be provided by Dollardex,  the Company agreed to appoint Dollardex as the Company’s independent and exclusive distributor of the Company’s products throughout the world including the United States. The funding specified in the 2010 Agreement will be provided and/or modified in accordance with the Board approved budget referred to in the Amendment No. 2.  The budget was presented to Dollardex on August 23, 2010.

There is no assurance that the Company will receive the entire amount of funding provided in the 2010 Agreement. To date, the Company had not received any of the licensing fees under this agreement.

Changes in Board and Management

As previously disclosed in a Current Report on Form 8-K filed with the Commission on July 21, 2010, on July 15, 2010, at a meeting of the Company’s Board of Directors, Donald A. Wright resigned as Chairman of the Company’s Board of Directors.  At the time of his resignation, Mr. Wright was also serving as Chairman of the Company’s Compensation and Corporate Governance Committee.

Additionally, Tareq Risheq resigned as a member of the Company’s Board of Directors.  At the time of his resignation, Mr. Risheq was serving as members of the following committees of the Company’s Board: Audit Committee and Compensation and Corporate Governance Committee.

In connection with Mr. Wright’s resignation from the Board, the Board appointed Malcolm P. Burke to the Board of Directors.  The Board will determine to which committees, if any, Mr. Burke will be appointed.

Mr. Burke brings a wealth of both business and financial experience to the Company.  Prior to founding Primary Capital Group in 1986, Mr. Burke was a senior advisor and shareholder in Royal LePage Realty, Canada’s largest real estate brokerage firm where he managed the firm’s investment division.  Upon founding the Primary Capital Group, he continued to provide private equity and strategic financial advice to promising early stage and high growth ventures in the natural resource, oil and gas and technology fields.  In the process, he has been responsible for raising capital for private and public companies including many early stage and start up companies. He has been the President and Director of Primary Capital Group since 1988 and has also served as a director of a number of public companies listed on the TSX, NASDAQ and American Stock Exchange and the AIM Market in the UK.  Mr. Burke is a resident of West Vancouver, BC, and is 66 years of age.

Following Mr. Burke’s appointment to the Board, the Board appointed Norman W. Collins as the Chairman of the Board.  Mr. Collins has served as a member of the Company’s Board of Directors since July 2008.

Additionally at the meeting, Daniel Ash relinquished the position of CEO of the Company.  Following his removal as CEO, Mr. Ash resigned as a director of the Company.  Mr. Ash has served as the Company’s CEO and as a director of the Company since July 2008.   It is the Company’s understanding that Mr. Ash resigned from the Board because he felt (i) that it was inappropriate for a majority of directors to seek to appoint a new director without delaying the vote in order to allow him time to investigate the background and qualifications of the proposed new director, (ii) that Messrs. Collins, Yaretz and Burke we representing the interests of Dollardex, Inc. rather than the interests of all shareholders, which those directors expressly deny, and (iii) that he was removed  as CEO of the Company contrary to a December 2009 resolution of the Board, which the Company expressly denies.  A copy of a letter from Mr. Ash setting forth his views was filed as an exhibit to the Current Report.

The Board also appointed Mr. Collins to be the interim CEO of the Company.  The Company will disclose the terms of Mr. Collins’s compensation arrangements as CEO once they have been finalized.

The Board also appointed a committee to begin a search for a new CEO.  The members of the Committee are Dwayne Yaretz and Norman Collins.

In July 2010, in connection with the changes in the Company's Board and management, the Board undertook a review of the Company's structure and strategic focus, and determined it to be in the best interest of the Company to take certain actions, including suspension of the Company's research and development (R&D) and engineering functions until the completion of the Technology and Business review.  The Company anticipates that the R&D and engineering functions will resume in September 2010, although there can be no guarantee as to the timing of the resumption of such functions. Finally, as noted, Mr. Ash resigned in July 2010 and as noted above, the Board appointed Norman Collins as the Company's Chairman and  Interim Chief Executive Officer.

Results of Operations

Comparison of the three months ended June 30, 2010 and 2009

	Three months ended June 30,
	2010	2009	$ Change	% Change

REVENUE	$28,356	$-	$28,356	100.0%

COST OF REVENUE	16,717	-	16,717	100.0%

GROSS PROFIT	11,639	-	11,639	100.0%

OPERATING EXPENSES	860,556	1,380,683	(520,127)	-37.7%

NON OPERATING EXPENSES	30,972	36,841	(5,869)	-15.9%

NET LOSS	$(879,889)	$(1,417,524)	$537,635	-37.9%

Revenue and Cost of Revenue

During the three months ended June 30, 2010, we generated net $28,356 in revenue that arose from the initial sale of our 5Barz units which became sellable in July 2009.  Cost of revenues was $16,717 resulting in a gross profit of $11,639.  During the same period of 2009, we were in development stage and did not recognize any revenues, cost of revenues, or gross profit.

Operating Expenses

Total operating expenses incurred for the three months ended June 30, 2010, was $860,556 compared to $1,380,683 for the three months ended June 30, 2009, which decreased by $520,127.  The decrease was due to a decrease in share based compensation as consulting costs had decreased offset by an increase in marketing and outside service costs.

Non-Operating Income and Expenses

Total non-operating expenses incurred for the three months ended June 30, 2010, was $30,972 compared to $36,841 for the three months ended June 30, 2009, for a decrease of $5,869.  The decrease was due to the decrease in the interest expense and amortization of debt discounts associated with convertible notes issued.

Comparison of the nine months ended June 30, 2010 and 2009

	Nine months ended June 30,
	2010	2009	$ Change	% Change

REVENUE	$76,179	$-	$76,179	100.0%

COST OF REVENUE	50,557	-	50,557	100.0%

GROSS PROFIT	25,622	-	25,622	100.0%

OPERATING EXPENSES	3,495,635	2,944,009	551,626	18.7%

NON OPERATING EXPENSES	112,870	309,168	(196,298)	-63.5%

NET LOSS	$(3,582,883)	$(3,253,177)	$(329,706)	10.1%

Revenue and Cost of Revenue

During the nine months ended June 30, 2010, we generated net $76,179 in revenue that arose from the initial sale of our 5Barz units which became sellable in July 2009.  Cost of revenues was $50,557 resulting in a gross profit of $25,622.  During the same period of 2009, we were in development stage and did not recognize any revenues, cost of revenues, or gross profit.

Operating Expenses

Total operating expenses incurred for the nine months ended June 30, 2010, was $3,495,635 compared to $2,944,009 for the nine months ended June 30, 2009, which increased by $551,626.  The increase was due to a net increase in professional fees and marketing fees of $283,797 to promote our 5Barz product and gain market share.  In addition, there was a beneficial conversion liability that had an increase in value for the nine months ended June 30, 2009, in the amount of $251,410.

Non-Operating Income and Expenses

Total non-operating expenses incurred for the nine months ended June 30, 2010, was $112,870 compared to $309,168 for the nine months ended June 30, 2009, for a decrease of $196,298.  The decrease was due to the change in fair value of the accrued beneficial conversion liability in the amount of $251,410 offset by by the change in fair value of accrued warrant liability in the amount of $419,571.

Liquidity and Capital Resources

Financial Condition

As of June 30, 2010, we had cash of $3,364, and we had a working capital deficit of $1,228,908 compared to cash of $6,776 and a working capital deficit of $1,024,034 as of September 30, 2009.  The increase in working capital deficit is due the increase in current liabilities which is primarily comprised of accounts payable and convertible notes.

During the nine months ended June 30, 2010, cash used in operating activities was $1,408,747.  Cash used in operating activities consisted of a net loss of $3,582,883 offset by non-cash expenses of $441,185 for stock issued for services, $327,087 for warrants issued for services, $851,217 for stock-based compensation, $86,561 for the amortization of debt discount, and an increase of $513,081 for change in accounts payable and accrued expenses.

We used $22,865 for the purchase of intangible assets for the nine months ended June 30, 2010, compared to $23,055 for the purchase of equipment and intangible assets for the nine months ended June 30, 2009.

Cash provided by financing activities was $1,428,200 for the nine months ended June 30, 2010, compared to $521,500 for the nine months ended June 30, 2009.  We received $1,544,450, less offering costs of $33,750 associated with the common stock, for the nine months ended June 30, 2010.  We have financed our operations primarily through proceeds from the issuance and sale of common stock.

We anticipate raising an additional $3 million during the next three months through private equity offerings.  There is no assurance that the Company will be able to raise the entire amount. We believe that our current cash, anticipated cash flows from operations, and net proceeds from the private placement financing will be sufficient to meet our anticipated cash needs, including our cash needs for working capital and capital expenditures.

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

Impairment or Disposal of Long-lived Assets

The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of June 30, 2010, and September 30, 2009, there was no significant impairment of its long-lived assets.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  Penalties and interest incurred relate to underpayment of income tax are classified as income tax expense in the period incurred.  No significant penalties or interest relating to income taxes have been incurred during the three and nine months ended June 30, 2010 and 2009.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934 (the "Exchange Act") require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer ("CEO") and a consultant providing services commonly provided by a Chief Financial Officer ("CFO") carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, as of the Evaluation Date, our CEO and CFO believe that:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

Except for the matter listed below, we know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our company.

Dolphinshire L.P., v. CelLynx Group, Inc., and Does 1-10, Superior Court of California, Orange County, Case No. 00388787.  On July 12, 2010, plaintiff brought suit against the Company for unlawful detainer pursuant to a lease agreement, seeking an unspecified amount of damages not to exceed $25,000.  The Company has engaged in settlement negotiations with the plaintiff.

The Company is aware of formal as well as informal claims for back wages made by several former employees and expects to satisfy those claims in the normal course of business.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 12, 2010, the Company entered into a subscription agreement with an unrelated party and issued 450,000 shares of $0.001 par value common stock for $0.10 per share with 450,000 detachable warrants.  The warrants have an exercise price of $0.25 and expire on April 12, 2013.

In each issuance discussed above, the shares of common stock were issued without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.     OTHER INFORMATION

(a)	None.

(b)	There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.      EXHIBITS
EXHIBIT INDEX

Exhibit
Number	Description

10.1	Amendment No. 1 to Master Global Marketing and Distribution Agreement (previously filed as an exhibit to the Current Report filed with the Commission on June 15, 2010)

10.2	Securities Purchase Agreement (previously filed as an exhibit to the Current Report filed with the Commission on August 5, 2010)

10.3	Convertible Promissory Note (previously filed as an exhibit to the Current Report filed with the Commission on August 5, 2010)

10.4	Amendment No. 2 to Dollardex Agreement*

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *
__________________
* Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLYNX GROUP, INC.
(Registrant)

Date: August 23, 2010	By:	/s/ Norman Collins
Norman Collins
Chief Executive Officer