Form 10-K
period 2010-09-30
CelLynx Group, Inc.
filed 2011-01-18
CIK 1067286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

At March 31, 2010, the end of our second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $16,975,138  based on the closing price of $0.16 as reported on the Over-the-Counter Bulletin Board.

Number of shares of common stock outstanding as of January 14, 2011: 185,165,210.

TABLE OF CONTENTS
TO ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED SEPTEMBER 30, 2010

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

Immediately following the closing, on July 24, 2008, two of the new officers and directors, one of the new employees and one of the new non-officer directors of the Company entered into a Lock-Up Agreement (the “Lock-Up Agreement”) whereby they agreed not to transfer their Company shares for a period of 24 months following the closing of the reverse take-over transaction.  These Lock-Up Agreements expired in July 2010.

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

On December 12, 2008, Mr. Risheq resigned as the Company’s Chief Strategy Officer but remained a director.

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

Lock-Up Agreements

Under the Lock-Up Agreement, Robert J. Legendre, Executive Chairman of the Board of Directors of the Company,  Daniel R. Ash, Chief Executive Officer and a director of the Company, Tareq Risheq, Chief Strategy Officer and a director of the Company, and Anthony DeMarco, a senior employee of the Company, agreed not to transfer, sell, assign, pledge, hypothecate, give, create a security interest in or lien on, place in trust (voting trust or otherwise), or in any other way encumber or dispose of, directly or indirectly and whether or not voluntarily, without express prior written consent of the Company, any common stock or options to purchase common stock of the Company for a period of 24 months.  The Lock-Up Agreements expired in July 2010.

FY 2010 Events

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

Dollardex Master Global Marketing and Distribution Agreement

On April 21, 2010, the Company entered into a Master Global Marketing and Distribution Agreement (the “M&D Agreement”) with Dollardex, Corp. a Panama corporation (“Dollardex”).

Pursuant to the M&D Agreement, the Company appointed Dollardex as the independent, exclusive distributor of the Company’s products, specifically the 5BARz™ and all related accessories, if any, and any and all future products of the Company (the “Products”), in and limited to the following nine (9) regions: Canada, South America, Europe, Middle East, China, India, Australia, Africa, and South East Asia or those countries which may be expanded from time to time by mutual agreement by the Parties to include other countries (the “Territory”).  The term of the M&D Agreement was perpetual, although the agreement could be terminated pursuant to the terms of the M&D Agreement.

Amendment of M&D Agreement

On June 14, 2010, the Company, and Dollardex entered into Amendment No. 1 (the “Amendment”) to the M&D Agreement dated April 21, 2010.

Pursuant to Amendment No. 1, the Company and Dollardex agreed to grant an additional termination right to the Company.  In addition to those rights listed in the original M&D Agreement, the Company and Dolladex agreed that in the event that Dollardex fails to provide by July 10, 2010, the payments required to be provided by May 31, 2010 (the “May Payment”), and July 1, 2010 (the “July Payment”), as originally provided in the M&D Agreement, the Company shall have the right to immediately terminate the M&D Agreement.

Change in Management

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

Additionally at the meeting, Daniel Ash resigned from the position of CEO of the Company.  Following his removal as CEO, Mr. Ash resigned as a director of the Company.  Mr. Ash has served as the Company’s CEO and as a director of the Company since July 2008.   It is the Company’s understanding that Mr. Ash resigned from the Board because he felt (i) that it was inappropriate for a majority of directors to seek to appoint a new director without delaying the vote in order to allow him time to investigate the background and qualifications of the proposed new director, (ii) that Messrs. Collins, Yaretz and Burke were representing the interests of Dollardex, Inc., rather than the interests of all shareholders, which those directors expressly deny, and (iii) that the Board acted contrary to a December 2009 resolution of the Board, which the Company expressly denies.  A copy of a letter from Mr. Ash setting forth his views was attached as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on July 21, 2010.

The Board also appointed Mr. Collins to be the interim CEO of the Company.  The Company will disclose the terms of Mr. Collins’s compensation arrangements as CEO once they have been finalized.  The Board also appointed a committee to begin a search for a new CEO.  The members of the Committee are Dwayne Yaretz and Norman Collins.

Asher Enterprises Agreement

On July 22, 2010, the Company, entered into a Securities Purchase Agreement (the “SPA”) with Asher Enterprises, Inc. a Delaware corporation (“Asher”), in connection with the purchase by Asher of a Convertible Promissory Note (the “Note”).  The Company received the proceeds of the sale on July 30, 2010.

Pursuant to the Note, Asher loaned to the Company the principal amount of $50,000.  The Note bears interest at a rate of 8%, and due on April 21, 2011 (the “Due Date”).   Asher may convert principal and unpaid interest on the note into shares of the Company’s common stock, with the number of shares issuable determined by dividing the amount to be converted by the conversion price (the “Conversion Price”) which is equal to 63% of the average of the three lowest trading prices of the Company’s common stock over the ten trading days prior to the date of the conversion.  Asher is prohibited under the Note from converting amounts if principal and interest that would result in Asher receiving shares, which when combined with shares of the Company’s common stock held by Asher, would result in Asher holding more than 4.99% of the Company’s then-outstanding common stock.  No registration rights were granted in connection with the purchase of the Note, and the shares of common stock, if any, issued upon conversion, will be restricted securities as defined pursuant to the terms of Rule 144.

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

Recent Developments

Line of Credit Agreement and Related Agreements; Further Amendment of M&D Agreement

On October 5, 2010, the Company entered into a Line of Credit Agreement (the “Line of Credit Agreement”), and an Amended and Restated Master Global Marketing and Distribution Agreement (the “Amendment No. 2”) with Dollardex.

Line of Credit Agreement

Pursuant to the Line of Credit Agreement, Dollardex agreed to establish a revolving line of credit (the “Credit Line”) for the Company in the principal amount of two million five hundred thousand dollars ($2,500,000) (the “Credit Limit”) which indebtedness will be evidenced by and repaid in accordance with the terms of one or more a promissory notes for the amount of the Credit Limit (each a “Promissory Note”).  All sums advanced on the Credit Line or pursuant to the terms of the Line of Credit Agreement (each an “Advance”) shall become part of the principal of the applicable Promissory Note.

Dollardex agreed to make funds available under the Credit Line on the following schedule:

(i)	$200,000 on or before January 30, 2011;
(ii)	$300,000 on or before January 30, 2011;
(iii)	$1,000,000 on or before February 28, 2011; and
(iv)	$1,000,000 on or before March 31, 2011.

The Company and Dollardex agreed that upon the funding of the first $200,000, Dollardex would have the right, but not the obligation, to purchase 50% of the Intellectual Property (the “Purchased Assets”) of the Company, for $1,500,000 (the “Purchase Price”), pursuant to the terms of an asset purchase agreement (the “Asset Purchase Agreement”).  The payment dates for the Purchased Assets would be the same as the first three advance dates listed above.  If Dollardex exercises that right, the first $1,500,000 advanced under the Credit Line would be deemed to be the purchase price paid for the Purchased Assets, and the funds so paid will not be treated as advances under the Credit Line; provided, however, that if Dollardex exercises its right to require the Company to sell the Purchased Assets, but fails to make the required payments, the Purchased Assets will revert to the Company, and any amount of the Purchase Price paid will be treated as an advance under the Credit Line.

Pursuant to the Line of Credit Agreement, event of default (each, an “Event of Default”) include the following:

(a)	Failure to pay any principal or interest hereunder within ten (10) days after the same becomes due.
(b)
Any representation or warranty made by CelLynx in the Line of Credit Agreement or in connection with any borrowing or request for an advance hereunder, or in any certificate, financial statement, or other statement furnished by CelLynx to Dollardex is untrue in any material respect at the time when made.

(c)
Default by CelLynx in the observance or performance of any other covenant or agreement contained in the Line of Credit Agreement, other than a default constituting a separate and distinct event of default under the Line of Credit Agreement.

(d)
Default by CelLynx in the observance or performance of any other covenant or agreement contained in any other document or agreement made and given in connection with the Line of Credit Agreement, other than a default constituting a separate and distinct event of default under the Line of Credit Agreement, and the continuance of the same unremedied for a period of thirty (30) days after notice thereof is given to CelLynx.

(e)
Any of the documents executed and delivered in connection herewith for any reason ceases to be valid or in full force and effect or the validity or enforceability of which is challenged or disputed by any signer thereof, other than Dollardex.

(f)
CelLynx shall default in the payment of principal or interest on any other obligation for borrowed money other than hereunder, or defaults in the payment of the deferred purchase price of property beyond the period of grace, if any, provided with respect thereto, or defaults in the performance or observance of any obligation or in any agreement relating thereto, if the effect of such default is to cause or permit the holder or holders of such obligation (or trustee on behalf of such holder or holders) to cause such obligation to become due prior to the stated maturity.

(g)
Filing by CelLynx of a voluntary petition in bankruptcy seeking reorganization, arrangement or readjustment of debts, or any other relief under the Bankruptcy Code as amended or under any other insolvency act or law, state or federal, now or hereafter existing.

(h)
Filing of an involuntary petition against CelLynx in bankruptcy seeking reorganization, arrangement or readjustment of debts, or any other relief under the Bankruptcy Code as amended, or under any other insolvency act or law, state or federal, now or hereafter existing, and the continuance thereof for sixty (60) days undismissed, unbonded, or undischarged.

(i)
All or any substantial part of the property of CelLynx shall be condemned, seized, or otherwise appropriated, or custody or control of such property is assumed by any governmental agency or any court of competent jurisdiction, and is retained for a period of thirty (30) days.

Upon the occurrence of an Event of Default as defined above, Dollardex may declare the entire unpaid principal balance, together with accrued interest thereon, to be immediately due and payable without presentment, demand, protest, or other notice of any kind.  Additionally, Dollardex may suspend or terminate any obligation it may have hereunder to make additional Advances.

As security for all obligations of the Company to Dollardex, the Company granted to Dollardex security interests in the Collateral.  The grant of the security interest is evidenced by and subject to the terms of the Security Agreement (the “Security Agreement”), and such other such security agreements, financing statements, pledges, collateral assignments and other documents and instruments as Dollardex reasonably requires, all in form and substance satisfactory to Dollardex.

The Company granted to Dollardex a first priority security interest in all of the assets and property of the Company of every kind and description, tangible or intangible, wherever located, whether now owned or hereafter acquired, including, without limitation, the assets and properties listed in the Security Agreement (collectively, the “Collateral”).

Amended and Restated Master Global Marketing and Distribution Agreement

Additionally, on October 5, 2010, the Company entered into the Amendment No. 2 with Dollardex.

As described above and by way of background, CelLynx and Dollardex had previously entered into a certain Joint Venture Agreement pursuant to which CelLynx granted to Dollardex and certain JV Companies (as defined therein) exclusive distribution rights of Dollardex’s products in a designated territories (the “JV Agreement”), which JV Agreement was terminated pursuant to an agreement made on July 22, 2008 (the “July Agreement”).  Additionally, on April 21, 2010, CelLynx and Dollardex entered into a Master Global Marketing and Distribution Agreement, which amended the July Agreement, and which was subsequently amended as of June 14, 2010, and July 15, 2010 (collectively, the “Original MGMD Agreement”) .

The Amendment No. 2 terminated the Original MGMD Agreement and all obligations of the parties thereunder.  Additionally, pursuant to the Amendment No. 2, CelLynx appointed Dollardex, and Dollardex accepted such appointment, as the independent, exclusive distributor of the Products (defined as The Road Warrior, The @Home unit and any other product using the 5BARz™ Trademark including all related accessories, if any, and any and all future products of CelLynx) in the Territory (defined as all countries worldwide including the U.S.).

In consideration for the appointment as exclusive distributor, Dollardex agreed to pay to CelLynx a fee (the “Marketing and Distribution Fee”) amounting to 50% of Dollardex’s Net Earnings (defined as mean the total net earnings, as defined under U.S. generally accepted accounting principles, before taxes, of Dollardex from sales, licensing and other income relating directly or indirectly to the Products in the Territory).  The Marketing and Distribution Fee will be paid on a quarterly basis, payable in cash or immediately available funds and shall be due and payable not later than 45 days following the end of each calendar quarter of the year. CelLynx will have the right to audit the books and records of Dollardex to insure that the Dollardex’s obligations to make the Marketing and Distribution Fee are being met.

Assignment of Agreements from Dollardex to 5BARZ International,, Inc.

On December 30, 2010, the Company entered into an agreement (the “Assignment Agreement”) with Dollardex and 5BARZ International, Inc. (“5BARZ”), pursuant to which the Company agreed to an assignment from Dollardex to 5BARZ of four agreements between the Company and Dollardex.

Pursuant to the Assignment Agreement, Dollardex assigned all its right, title, and interest in the Amendment No. 2, the Asset Purchase Agreement, the Line of Credit Agreement, and the Security Agreement to 5BARZ in exchange for 14,600,000 shares of common stock of 5BARZ and a promissory note in the amount of $370,000.

The Company’s consent was required pursuant to Amendment No. 2.

Cancellation of Options and Issuance of Shares to Daniel Ash

On December 14, 2010, the Board of Directors approved the cancellation of 13,412,638 options that were previously granted to Daniel Ash, the former CEO and Director of the Company, and agreed instead to issue to Mr. Ash 13,412,638 shares of the Company's common stock.  Consequently, that number of shares was issued to Mr. Ash on January 13, 2011.

BUSINESS

Overview of CelLynx

CelLynx develops and markets the next generation of cell phone signal network extenders as distinguished from cell phone boosters, repeaters or amplifiers for the small office, home office (“SOHO”) and vehicle.  This next generation product, CelLynx 5BARz™, is the first consumer-friendly, single-piece unit that strengthens weak cellular signals to deliver higher quality signals for voice, data and video reception on cell phones being used indoors or in vehicles.   CelLynx plans to develop its products for use in North America, Europe and Asia.  The CelLynx product line is being  manufactured by contract manufacturers located in South East Asia.   These manufacturers allows CelLynx to capitalize on the full advantages of multiple manufacturing locations with a trained and experienced technical work force, state of the art facilities and knowledge of all aspects of supply chain management, operational execution, global logistics and reverse logistics. The marketing and sales functions will be handled by 5BARz International in accordance with the Dollardex assignment of the M & D Agreement referred to above.

  The CelLynx Solution

Most Indoor or Vehicular cellular signal enhancers currently on the market require a receiving tower or antenna, usually placed in an attic or on a rooftop, and a transmitting tower or antenna to be placed at least 35 feet from the other antenna with each connected to the amplifier by cable.  CelLynx’s patent pending technology eliminates the need to distance the receiving and transmitting towers, allowing the two towers to be placed directly inside the unit, resulting in a more affordable, one piece unit sometimes referred to as ‘plug ‘n play’, i.e. requiring no installation other than plugging the unit into a power source.

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

We believe the CelLynx 5BARz product line, when commercialized, will also offer an advantage over  traditional amplifiers such as the Femtocell architecture being developed by wireless service providers such as AT&T and Verizon.  This Femtocell technology requires a small cellular base station which connects to the service provider’s network via a broadband such as DSL or cable.  As such, Femtocell will be carrier specific and subject to a monthly subscription fee.  CelLynx products, on the other hand, will be compatible with all wireless carriers in the U.S. and Canada (except Nextel), and will not require a broadband internet connection and will not entail a monthly service fee.

CelLynx has also developed a mobile 5BARz Universal Unit branded as The Road Warrior  designed primarily for use in vehicles, or for single-room coverage in the home or office.  In November, 2008, the Company announced it had manufactured 25 5BARz Universal Unit production samples, reaching a key commercialization milestone. The 5BARz Universal Unit is an adaptation of the 5BARz SOHO Unit described above.  The unit will produce up to 45 dB of gain offering higher performance than the competition within the interior of a vehicle cabin or single room, while minimizing the signal degrading effects of cabling.

Initially envisioned as a plug ‘n play mobile unit to be used in vehicles with a 12 volt cigarette lighter power adapter, the 5BARz  Road Warrior Unit has also proven highly effective for single-room coverage in a home or office. Accordingly, the Company has introduced the Unit with a 110 volt power cord for indoor single-room use, as well as with an accessory portable battery pack that can be used virtually anywhere a weak signal exists. Using the 5BARz Universal Unit with Bluetooth® extends the effective coverage range to that of the Bluetooth® signal.

Our first product, The Road Warrior, has passed FCC Certification and in July 2009, we ordered 220 units from our manufacturer in the Philippines and have since followed up with orders exceeding 16,000 units.  The company expects to start receiving delivery of those units during the first quarter of 2011.

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

Since the closing of the reverse take-over July 24, 2008, CelLynx has continued the development of the 5BARz product line with both the 5BARz Road Warrior Unit and 5BARz SOHO Unit now referred to as the @Home unit on similar but separate development tracks. Concurrently, management is focusing on the manufacturing process and implementation of a sales and marketing plan to ensure the delivery of a quality low-cost product into the market place. In 2008, the Company has raised $2 million in equity capital, added executives to its board of directors and management team, and opened a new corporate headquarters in Mission Viejo, California while maintaining its R&D facility in El Dorado Hills, California.

The CelLynx 5BARz™  Product Line

5BARz @Home  Unit

The 5BARz  @Home Unit  for the small office, or home office)is designed to eliminate cell phone weak spots in an area similar to the size of a single family home (2,000 to 3,000 square feet).  Expected to retail at a competitive price of about $299, the 5BARz SOHO Unit is lightweight, aesthetically pleasing and designed to sit on a table near a window in the direction of the nearest cell tower.  There is an indicator light to determine the best placement.  This product  requires no assembly: simply place the unit on a table and plug in the power chord.  Product introduction will take place in the first half of 2011 for the North American model with the European and Asian models following shortly thereafter are expected to be introduced in mid 2010.

5BARz Road Warrior Unit

The 5BARz Universal Unit is designed to eliminate cell phone weak spots primarily while in a vehicle or water vessel  --moving or stationary -- as well as for single-room coverage in home, office or hotel.

For vehicles and vessels, simply place the unit on the dashboard and plug in the cigarette lighter power adapter/cradle for handheld cell phone use, or place the cell phone into the cradle for hands-free or Bluetooth® operation. This unit includes a Bluetooth® speaker phone adapter with caller ID.  CelLynx technology is designed to be superior to current vehicle solutions that require complex installation including roof top mounting of the antenna and, in some cases, a direct connection between the cell phone and the roof top antenna.

For single-room home, office, or hotel room coverage, simply place the unit near a window in the building, plug in the powerline and extend the antenna line for handheld cell phone operation. Place the cell phone in the cradle for best hands-free or Bluetooth® performance; use of a Bluetooth® device extends the effective coverage to that of the Bluetooth® range.

The Bluetooth® speaker phone adaptor with caller ID will offer the user the convenience of hands free phone conversation while driving, which is mandated by law in many areas including California, the nation’s largest automobile market.

Industry Overview

Given the nature of the CelLynx product line, CelLynx is within the overall cellular telephone market as well as two sub-segments of that market, i.e. the in-building wireless systems marketplace and the vehicle /marine marketplace.

The overall cellular telephone marketplace

Statistics from the 3GSM World Congress in Barcelona, Spain this year indicate that the number of worldwide mobile subscribers has surpassed the two billion mark and is predicted to reach three billion by the end of this year and four billion by the end of  2011.  Demand for cellular applications beyond voice, such as video, SMS, email and internet access have created a multi-billion dollar market for accessorial cellular network products such as the  CelLynx  Network Extenders. “Certain user segments have an almost insatiable appetite for connectivity and enhanced access to critical productivity applications while at work, at home and on the move,” according to Cliff Raskind, Strategy Analytics’ director of Wireless Strategies.  These early adopters are already driving the market for products that will improve connectivity. Business users are twice as likely to carry a mobile phone as a notebook when away from their desk and are keenly interested in expanding email and internet access to the phone.  This increase in bandwidth demand on the cellular network decreases signal strength and increases the need for CelLynx’s 5BARz products.

In spite of the overall proliferation of cell phones, the carriers themselves are suffering from a high rate of customer defections sometimes referred to as churn.  According to CITA, The Wireless Association, 40% of those customers switching networks are searching for a better signal. Considering that it costs the average carrier almost $400 to acquire a new subscriber, this global churn rate is the most serious problem affecting the cellular industry and CelLynx is directly addressing this problem through improving indoor and vehicle coverage while diminishing interference. It is also noteworthy that according to First Research, a D & B Company providing Industry Intelligence, 85% of the U.S. Wireless industry revenues are generated by the four major wireless companies, AT&T, Verizon, Sprint and T-Mobile. In the U.S. market, CelLynx will concentrate on adapting its products to the frequencies being used by those carriers, in particular the Dual Band 850/1900MHz.  In the International market, CelLynx will focus on the Dual Band 900/1800MHz being used in Europe, Africa, Asia, Australia, New Zealand and a portion  of South America.

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

The ‘In Building’ wireless systems marketplace

According to ABI Research, ‘In-building wireless systems, forecasted to exceed $15 billion in revenues in 2013, are a key enabler for delivering on the potential of cellular mobile services.’  Total Telecom, a leading communications periodical, reports that the role of the traditional office is no longer essential for day-to-day productivity as people increasingly work wherever the technology is available, generally at home if not in the office.  The U.S. Department of Labor reports that over 20 million workers work at home and this does not include those who work out of a home office to conduct personal business or those who work at home to finish uncompleted tasks from their regular employment or use their home office for outside or after hours employment.  More and more workers are adopting the trend toward work-life balance that results in them spending more time at home. These factors reinforce the need for improved signal in the Small Office Home Office.  That need is expected to be met by the CelLynx 5BARz @Home Unit.

The ‘In-Vehicle’ wireless systems marketplace

Three trends are noteworthy when discussing this sub sector:  the growth of the number of motor vehicles on the road, the trend indicating the increased number of mobile workers and the trend toward legislation requiring hands free cell phone operation while driving.

According to Plunkett Research, Ltd. there were 806 million automobiles and light trucks on the roads of the world in 2007.  That number is expected to increase to one billion by the year 2020. Not so surprisingly, predictions by Analyst House IDC indicate that the number of mobile workers is set to reach one billion by the end of  2011. It is reasonable to assume that as the number of vehicles increase and the number of cell phones increase that the number of drivers using cell phones will also increase.

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

Sales and Marketing Strategy

CelLynx will address the  US and International market place through  the Master Global Marketing, Distribution  Agreement recently assigned toi 5BARz International.

Additionally, In November 2009, we signed an agreement with Ingram Micro Inc. to distribute the Road Warrior line.  This agreement accelerates CelLynx Group’s go-to-market channel strategy and expands the reach of its product distribution to include all 50 states, the District of Columbia, U.S. Territories and Possessions, as well as Military Bases and U.S. embassies abroad.  Ingram Micro Inc. is the world’s largest technology distributor and a leading technology sales, marketing and logistics company.  It offers a broad array of solutions and services to more than 170,000 resellers by distributing and marketing hundreds of thousands of IT products worldwide from more than 1,500 vendors.  We expect to distribute our product through online distributors and traditional retailers.

Operating and Manufacturing Strategy

CelLynx’s management and engineering team has extensive experience working with top-tier off shore manufacturers.

Given their expertise in this area, they have become aware of the advantages of partnering with a reputable contract manufacturer (“CM”).  In this case, CelLynx will immediately leverage manufacturing practices at minimal cost, providing immediate benefits from multiple manufacturing locations with a trained and experienced technical work force, state-of-the-art facilities and knowledge of all aspects of supply chain management, operational execution, global logistics and reverse logistics.

CelLynx has selected a CM in the Philippines which produced the first 220 units in coordination with the Company’s engineering team.  The first initial mass production  units were used for UL testing, product demonstrations, and remaining FCC approved units were sold as initial sales.

Competition by Market Segment

The  residential wireless amplifier competitors: Most of the companies in this industry do not offer plug ‘n play single-unit solutions such as CelLynx.  In fact, companies such as Wilson, Wi-Ex and CellAntenna, offer two-piece, ‘cable connected amplifier-to-antenna’ solutions requiring complex installation enabled only by tech savvy users or professional installers and at considerably higher prices than CelLynx.

The mobile vehicle market competitors: A few companies such as Digital Antenna and Richardson (Call Capture) are focused on the vehicle market and others such as Wilson are entering that market.  Again, however, most of these vehicle solutions require complex installation including roof top mounting of antenna and, in some cases, a direct connection between the cell phone and the roof top antenna.

The Wireless enterprise solution providers as competitors: While the equipment manufacturers in the enterprise market such as Wilson, EMS Wireless and Radioframe Networks are attempting to enter the  residential market, their products are engineered for commercial enterprises requiring complex installation and as a result are expensive as compared to the CelLynx solution.

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

Competitive Matrix	Wi-Ex	CellAntenna	JD TECK	Wilson	CelLynx
	YX500-PCS	CAE50PCS	JD 55-PR	PCS 60dB
Claimed Coverage	2,500 sq. ft	3,000 sq ft	1,200 sq ft	2,500 sq ft	2,500 sq ft
	Open area		Open area
Adaptive/AGC	Yes	No	No	Yes	Yes
Freq./Carrier Specific	No	No	No	No	No
Maximum System Gain	55dB	50dB	55dB	60dB	70dB
Cable Length/Type	35’ RG6	33’ RG6	33’ RG6	Buy separately	None Required
Market	Consumer	Industrial	Industrial	Industrial	Consumer
Distribution	Direct	Direct	Direct	Distributors	Direct
	Master VAR	(Online (3rd Party)	Master VAR	Master VAR	Distributors
	Retail			Online (3rd Party)	Online
Online (3rd Party)
Price (MSRP)	$299.99	$499.99	$395.00	Various	$299.00
Installation:	Recommended	Yes	Yes	Yes	None Required
Price	$150.00	>$300	$250	Various
External Antennae	1	2	2	2	0

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

Government Regulation and Probability of Affecting Business

Our products are subject to Federal Communications Commission (“FCC”) and Underwriter Laboratories (“UL”) certifications.  We  have submitted samples of our products to both agencies according to our product development process, and these certifications have been granted.

In WT Docket # 10.4, the Wireless Bureau of the FCC is seeking comments on petitions regarding the use of signal boosters and other signal amplifier techniques used with wireless services.  The Company has submitted reply comments differentiating itself from the rest of the industry due to its patent-pending low power emission technology which makes its Signal Extenders transparent to cellular networks.  In other words, we believe that our technology does not interfere with the network signals.  The Company feels that its differentiation from the booster industry will be accepted by the FCC, although there can be no guarantee of such acceptance.

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

Employees/Contractors/consultants

CelLynx had approximately six (6) full-time employees during 2009 and early 2010  but it has found that engineers and soft ware designers prefer to work as independent contractors and therefore, the company has switched to that business model for talent.   In addition, we have hired several consultants to assist with development of our product.   CelLynx is not affiliated with any union or collective bargaining agreement .   While the employees were laid off in 2010,  there have been no adverse labor incidents in the history of CelLynx. Management believes that its relationship with its current contractors and consultants is good.

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

ITEM 2. PROPERTIES

We lease office space in Mission Viejo, California at 25910 Acero, Suite 370, Mission Viejo, California 92691.  The facility is our primary operating offices and headquarters.  The facility is approximately 2,120 square feet.  The lease has a two-year term that expires in April 2012, and the monthly base rent is $3,170.

We also lease office space in El Dorado Hills, California at 5047 Robert J Mathews Parkway, Suite 400, El Dorado Hills, California 95762. This facility is used for research, development and engineering.  The facility is approximately 1,570 square feet. The lease expires March 31, 2012 and the monthly base rent is $1,962.

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

ITEM 4. (Removed and Reserved).

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

QUARTER	HIGH ($)	LOW ($)
Quarter Ended December 31, 2008	$0.22	$0.15
Quarter Ended March 31, 2009	$0.17	$0.09
Quarter Ended June 30, 2009	$0.33	$0.09
Quarter Ended September 30, 2009	$0.27	$0.17
Quarter Ended December 31, 2009	$0.24	$0.06
Quarter Ended March 31, 2010	$0.25	$0.12
Quarter Ended June 30, 2010	$0.16	$0.04
Quarter Ended September 30, 2010	$0.06	$0.02
Quarter Ended December 31, 2010	$0.05	$0.02

Holders

As of January ____, 2011, there were approximately _______ shareholders of record of our common stock based upon the shareholder list provided by our transfer agent. Our transfer agent is Signature Stock Transfer located at 2632 Coachlight Court, Plano, Texas 75093, and their telephone number is (972) 612-4120.

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

FY 2009

During the three months ended September 30, 2009, the Company issued 3,060,000 shares of the Company’s common stock for proceeds of $334,500.  The Company also issued 298,181 shares for services rendered to the Company valued at $45,599.

In each issuance discussed above, the shares of common stock were issued without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder

FY 2010

Debentures

As noted above in the discussion of the original M&D Agreement entered into on April 29, 2010, in the event that certain of the Company’s products were not completed and operable in the appropriate markets by the agreed dates set forth above, Dollardex would have had the right to convert such license payments listed above into prepayments for Convertible Debentures (the “Debentures”) of the Company.  No Debentures were issued, and the provisions relating to the Debentures were removed in Amendment No. 2.

In December 2009 and January 2010, the Company conducted a private placement of units (the “Units”).  Each Unit consisted of 16,667 shares of the Company’s common stock, par value $0.9001 per share (the “Common Stock”) and a warrant (the “Warrant”) to purchase up to an additional 16,667 shares of Common Stock, with an exercise price of $0.20 per share.  Thirteen investors purchased Units in the Unit Offering.  In connection with the offering of the Units, the Company granted re-sale registration rights to the investors.  The Company filed a registration statement on Form S-1 on March 10, 2010, which was declared effective on March 22, 2010.

The Unit Offering was made without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder.

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

Asher Enterprises

On July 22, 2010, the Company entered into a Securities Purchase Agreement (the “SPA”) with Asher Enterprises, Inc. a Delaware corporation (“Asher”), in connection with the purchase by Asher of a Convertible Promissory Note (the “Note”).  The Company received the proceeds of the sale on July 30, 2010.

Pursuant to the Note, Asher loaned to the Company the principal amount of $50,000.  The Note bears interest at a rate of 8%, and due on April 21, 2011 (the “Due Date”).   Asher may convert principal and unpaid interest on the note into shares of the Company’s common stock, with the number of shares issuable determined by dividing the amount to be converted by the conversion price (the “Conversion Price”) which is equal to 63% of the average of the three lowest trading prices of the Company’s common stock over the ten trading days prior to the date of the conversion.  Asher is prohibited under the Note from converting amounts if principal and interest that would result in Asher receiving shares, which when combined with shares of the Company’s common stock held by Asher, would result in Asher holding more than 4.99% of the Company’s then-outstanding common stock.  No registration rights were granted in connection with the purchase of the Note, and the shares of common stock, if any, issued upon conversion, will be restricted securities as defined pursuant to the terms of Rule 144.

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

As of the date of this Report, the Company had issued to Asher no shares of the Company’s common stock in connection with the SPA and the Note.

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

Repurchases of Equity Securities by the Issuer and Affiliated Purchasers

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

As used in this Form 10-K, unless the context requires otherwise, “we” or “us” or the “Company” or “CelLynx” means CelLynx Group, Inc., and our subsidiary.

Plan of Operations

Overview

We are a producer of the next generation of cellular network extenders for the small office, home office  and vehicle/marine markets.  This next generation product line, CelLynx 5BARz™, uses our patent-pending technology to create a single-piece, plug ‘n play unit that strengthens weak cellular signals to deliver higher quality signals for voice, data and video reception on cell phones and other cellular devices being used indoors or in vehicles.

Our first product, The Road Warrior, has passed FCC Certification, and in July 2009, we  commenced the ordering of production units.

We have recently completed a prototype of the @Home Unit which  will eventually deliver 70 decibel (dB) of gain in a Single Band PCS environment providing up to 2,500 square feet of indoor coverage.  We plan to commercialize this technology, with production and distribution scheduled to begin, in the third calendar quarter of 2011. This unit measures 6.5 X 7.5 X 2.5 inches, weighs approximately one pound and does not require the installation of antennas or cables in order to function.  Most small office home office (“SOHO”) cellular network extenders currently on the market require a receiving tower or antenna, usually placed in an attic or on a rooftop, and a transmitting tower or antenna to be placed at least 35 feet from the other antenna with each connected to the amplifier by cable.  Our patent pending technology is designed to eliminate the need to distance the receiving and transmitting towers, allowing the two towers to be placed directly inside the amplifier, resulting in a more affordable, one-piece unit sometimes referred to as ‘plug ‘n play,’ i.e., requiring no installation other than plugging the unit into a power source. In order to optimize marketability, we are developing an improved model which is expected to operate in a dual band, PCS and Cellular, environment delivering 65 dB of gain, thereby allowing for coverage of 2,500 to 3,000 square feet.  This dual-band unit would work with all current wireless carriers except Nextel, which operates on its own frequency. The PCS network is generally used by the older carriers such as AT&T at 850MHz, while the newer carriers such as T-Mobile operate on the cellular network at 1900 MHz.  Management believes that all of the critical functions required for this dual-band unit have been identified and that we have the capability to complete development leading to commercialization.

Our product line is being manufactured by contract manufacturers located in the Philippines, with whom CelLynx has established manufacturing and supply chain relationships.  These manufacturers allow us to capitalize on the full advantages of multiple manufacturing locations with a trained and experienced technical work force, state-of-the-art facilities and knowledge of all aspects of supply chain management, operational execution, global logistics and reverse logistics. The marketing and sales functions will be handled by 5BARz International, Inc., in accordance with the M&D Agreement discussed below, incorporating a multi-channel strategy that includes distribution partners, wireless service providers, retail outlets and international joint ventures.

M&D Agreement; Dollardex; 5BARz International, Inc.

On April 29, 2010, we entered into a new master global marketing and distribution agreement (the “2010 Agreement”) that amended the prior agreement dated July 22, 2008, with Dollardex.  Under the 2010 Agreement, Dollardex proposed to establish a distribution network of our line of products in the territories, as defined, as well as to assist the international dealers in the promotion and marketing of our products.  As consideration for exclusive licenses, the Company would receive an aggregate of $11 million, payable to the Company from May 2010 to April 2011.  The funding was subject to terms and condition, as set forth in the 2010 Agreement.  Both parties could terminate the agreement in the event of breach or default and subject to certain conditions allowing for a cure of default.

On June 14, 2010, the Company and Dollardex entered into Amendment No. 1 (the “Amendment”) to the 2010 Agreement.  Pursuant to Amendment No. 1, the Company and Dollardex agreed to grant an additional termination right to the Company.

On August 15, 2010 the Company and Dollardex agreed to a further amendment of the 2010 Agreement (“Amendment No. 2”).  Pursuant to Amendment No. 2, Dollardex and the Company agreed that its Board of Directors would conduct a “Technology and Business” review of the Company and its products to provide Dollardex with specific information relating to product milestones, budgets and use of funds as well as other business and technical information.  Also pursuant to Amendment No. 2, and in further consideration for the funding to be provided by Dollardex,  the Company agreed to appoint Dollardex as the Company’s independent and exclusive distributor of the Company’s products throughout the world including the United States.

Line of Credit Agreement and Related Agreements; Further Amendment of M&D Agreement

Subsequently, on October 5, 2010, the Company entered into a Line of Credit Agreement (the “Line of Credit Agreement”), and an Amended and Restated Master Global Marketing and Distribution Agreement (the “A&R Agreement”) with Dollardex.

Line of Credit Agreement

Pursuant to the Line of Credit Agreement, Dollardex agreed to establish a revolving line of credit (the “Credit Line”) for the Company in the principal amount of two million five hundred thousand dollars ($2,500,000) (the “Credit Limit”) which indebtedness will be evidenced by and repaid in accordance with the terms of one or more a promissory notes for the amount of the Credit Limit (each a “Promissory Note”).  All sums advanced on the Credit Line or pursuant to the terms of the Line of Credit Agreement (each an “Advance”) shall become part of the principal of the applicable Promissory Note.

Dollardex agreed to make funds available under the Credit Line on the following schedule:

(i)	$200,000 on or before January 30, 2011;
(ii)	$300,000 on or before January 30, 2011;
(iii)	$1,000,000 on or before February 28, 2011; and
(iv)	$1,000,000 on or before March 31, 2011.

The Company and Dollardex agreed that upon the funding of the first $200,000, Dollardex would have the right, but not the obligation, to purchase 50% of the Intellectual Property (the “Purchased Assets”) of the Company, for $1,500,000 (the “Purchase Price”), pursuant to the terms of an asset purchase agreement (the “Asset Purchase Agreement”).  The payment dates for the Purchased Assets would be the same as the first three advance dates listed above.  If Dollardex exercises that right, the first $1,500,000 advanced under the Credit Line would be deemed to be the purchase price paid for the Purchased Assets, and the funds so paid will not be treated as advances under the Credit Line; provided, however, that if Dollardex exercises its right to require the Company to sell the Purchased Assets, but fails to make the required payments, the Purchased Assets will revert to the Company, and any amount of the Purchase Price paid will be treated as an advance under the Credit Line.

Upon the occurrence of an Event of Default as defined in the Line of Credit Agreement, Dollardex may declare the entire unpaid principal balance, together with accrued interest thereon, to be immediately due and payable without presentment, demand, protest, or other notice of any kind.  Additionally, Dollardex may suspend or terminate any obligation it may have hereunder to make additional Advances.

As security for all obligations of the Company to Dollardex, the Company granted to Dollardex security interests in the Collateral.  The grant of the security interest is evidenced by and subject to the terms of the Security Agreement (the “Security Agreement”), and such other such security agreements, financing statements, pledges, collateral assignments and other documents and instruments as Dollardex reasonably requires, all in form and substance satisfactory to Dollardex.

The Company granted to Dollardex a first priority security interest in all of the assets and property of the Company of every kind and description, tangible or intangible, wherever located, whether now owned or hereafter acquired, including, without limitation, the assets and properties listed in the Security Agreement (collectively, the “Collateral”).

Amended and Restated Master Global Marketing and Distribution Agreement

Additionally, on October 5, 2010, the Company entered into the A&R Agreement with Dollardex.  The A&R Agreement terminated the Original MGMD Agreement and all obligations of the parties thereunder.  Additionally, pursuant to the A&R Agreement, CelLynx appointed Dollardex, and Dollardex accepted such appointment, as the independent, exclusive distributor of the Products (defined as The Road Warrior, The @Home unit and any other product using the 5BARz™ Trademark including all related accessories, if any, and any and all future products of CelLynx) in the Territory (defined as all countries worldwide including the U.S.).

In consideration for the appointment as exclusive distributor, Dollardex agreed to pay to CelLynx a fee (the “Marketing and Distribution Fee”) amounting to 50% of Dollardex’s Net Earnings (defined as mean the total net earnings, as defined under U.S. generally accepted accounting principles, before taxes, of Dollardex from sales, licensing and other income relating directly or indirectly to the Products in the Territory).  The Marketing and Distribution Fee will be paid on a quarterly basis, payable in cash or immediately available funds and shall be due and payable not later than 45 days following the end of each calendar quarter of the year. CelLynx will have the right to audit the books and records of Dollardex to insure that the Dollardex’s obligations to make the Marketing and Distribution Fee are being met.

Assignment of Agreements from Dollardex to 5BARZ International,, Inc.

On December 30, 2010, the Company entered into an agreement (the “Assignment Agreement”) with Dollardex and 5BARZ International, Inc. (“5BARZ”), pursuant to which the Company agreed to an assignment from Dollardex to 5BARZ of four agreements between the Company and Dollardex.

Pursuant to the Assignment Agreement, Dollardex assigned all its right, title, and interest in the A&R Agreement, the Asset Purchase Agreement, the Line of Credit Agreement, and the Security Agreement to 5BARZ in exchange for 14,600,000 shares of common stock of 5BARZ and a promissory note in the amount of $370,000.  The Company’s consent was required pursuant to the A&R Agreement.

There is no assurance that the Company will receive the entire amount of funding provided in the Line of Credit Agreement. As of January 12, 2011, the Company had not received any of the licensing fees under this agreement.

Results of Operations

Comparison of years ended September 30, 2010 and 2009

	Year ended September 30,
	2010	2009	$ Change	% Change
REVENUE	$89,867	$10,373	$79,494	766.4%

COST OF REVENUE	59,758	7,554	52,204	691.1%

GROSS PROFIT	30,109	2,819	27,290	968.1%

OPERATING EXPENSES	4,031,357	3,635,153	396,204	10.9%

NON OPERATING INCOME (EXPENSES)	363,895	(346,428)	710,323	-205.0%

NET LOSS	$(3,637,353)	$(3,978,762)	$341,409	-8.6%

Revenue and Cost of Revenue

During the year ended September 30, 2010, we generated net $89,867 compared to $10,373 for the year ended September 30, 2009.  The increase in revenue is due to the increase in the sales of the 5BARz units.  We began our initial sales in July 2009.  The September 30, 2010, year ended cost of revenues was $59,758, compared to $7,554 for the year ended September 30, 2009, resulting in a gross profit of $30,109 and $2,819, respectively.    Gross profit was 34% and 27% for the years ended September 30, 2010 and 2009, respectively.  The increase in gross profit is due to the increase in selling price.

Operating Expenses

Total operating expenses incurred for the year ended September 30, 2010, was $4,031,357 compared to $3,635,153 for the year ended September 30, 2009, which increased by $396,204.  The increase was due to a net increase in professional fees and marketing fees to promote our 5BARz product and gain market share.

Non-Operating Income and Expenses

Total non-operating income incurred for the year ended September 30, 2010, was $363,895 compared to a non-operating expense of $346,428 for the year ended September 30, 2009, for a change of $710,323.  The change was due primarily to the change in the accrued beneficial conversion liability and the accrued warrant liability.  During the years ended September 30, 2010 and 2009, we recognized a gain on the change in fair value of the accrued conversion liability of $59,046 and $251,410, respectively, During the years ended September 30, 2010 and 2009, we recognized a gain on the change in fair value of the accrued warrant liability of $461,681 compared to a loss of $419,571, respectively.

Liquidity and Capital Resources

Financial Condition

As of September 30, 2010, we had cash of $6,601, and we had a working capital deficit of $1,751,682 compared to cash of $6,776 and a working capital deficit of $1,024,034 as of September 30, 2009.  The increase in working capital deficit is due the increase in current liabilities which is primarily comprised of accounts payable and convertible notes.

During the year ended September 30, 2010, cash used in operating activities was $1,452,510.  Cash used in operating activities consisted of a net loss of $3,637,353 increased by the change in fair value of accrued beneficial conversion liability of $59,046 and the change in fair value of accrued warrant liability of $461,681, offset by non-cash expenses of $347,692 for stock issued for services, $327,087 for warrants issued for services, $1,060,170 for stock-based compensation, $122,893 for the amortization of debt discount, a decrease in other assets of $219,954, and an increase of $615,727 for change in accounts payable and accrued expenses.

We used $22,865 for the purchase of intangible assets for the year ended September 30, 2010, compared to $26,489 for the purchase of equipment and intangible assets for the year ended September 30, 2009.

Cash provided by financing activities was $1,475,200 for the year ended September 30, 2010, compared to $856,000 for the year ended September 30, 2009. We received $1,544,450, less offering costs of $33,750 associated with the common stock, for the year ended September 30, 2010. We received $50,000 less cost of $3,000 related to the issuance of a convertible note and we paid $82,500 on convertible promissory notes.  We have financed our operations primarily through proceeds from the issuance and sale of common stock.

We anticipate raising an additional $1 million during the next three months through private equity offerings and through draws on the Equity Line, although there is no guarantee that such funds will be available.  There is no assurance that the Company will be able to raise the entire amount. We believe that our current cash, anticipated cash flows from operations, and net proceeds from the private placement financing will be sufficient to meet our anticipated cash needs, including our cash needs for working capital and capital expenditures.

Going Concern

This Annual Report on Form 10-K for the year ended September 30, 2010, our independent auditors included an explanatory paragraph in its report relating to our consolidated financial statements for the years ended September 30, 2010 and 2009, which states that we have incurred negative cash flows from operations since inception, and expect to incur additional losses in the future and have a substantial accumulated deficit. These conditions give rise to substantial doubt about our ability to continue as a going concern. Our ability to expand operations and generate additional revenue and our ability to obtain additional funding will determine our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have prepared our consolidated financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2010, we had an accumulated deficit of $15,311,563, negative cash flows from operations since inception, and expect to incur additional losses in the future as we continue to develop and grow our business. We have funded our losses primarily through the sale of common stock and warrants in private placements; borrowings from related parties and other investors; and revenue provided by the sales of our 5BARz unit. The further development of our business will require capital.  Our operating expenses will consume a material amount of our cash resources.

Our current cash levels, together with the cash flows we generate from operating activities, are not sufficient to enable us to execute our business strategy. We require additional financing to execute our business strategy and to satisfy our near-term working capital requirements. In the event that we cannot obtain additional funds on a timely basis or our operations do not generate sufficient cash flow, we may be forced to curtail or cease our activities, which would likely result in the loss to investors of all or a substantial portion of their investment. We are actively seeking to raise additional capital through the sale of shares of our capital stock to institutional investors and through strategic investments. If management deems necessary, we might also seek additional loans from related parties. However, there can be no assurance that we will be able to consummate any of these transactions, or that these transactions will be consummated on a timely basis or on terms favorable to us.

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

The following table summarizes our contractual obligations as of September 30, 2010, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

Contractual obligations	Total	Less than 1 year	1-3 years
Note Payable	$312,356	$312,356	$-
Operating lease	85,230	46,275	38,955
	$397,586	$358,631	$38,955

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

Impairment or Disposal of Long-lived Assets

The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of September 30, 2010 and 2009, there was no significant impairment of its long-lived assets.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  Penalties and interest incurred relate to underpayment of income tax are classified as income tax expense in the period incurred.  No significant penalties or interest relating to income taxes have been incurred during the years ended September 30, 2010 and 2009.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

January 2010

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

December 2010

As disclosed in a Current Report filed with the Commission on December 27, 2010, on December 21, 2010, and acting upon a decision to change accountants recommended and approved by the Board of Directors, the Company dismissed Frazer Frost, which had audited the financial statements of the Company for the fiscal years ending September 30, 2009 and 2008.

Since the engagement of Frazer Frost, the Company did not consult Frazer Frost regarding either: (i) the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements, or (ii) any matter that was either the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

Frazer Frost’s report on the Company’s financial statements for the years ended September 30, 2009 and 2008, did not contain any adverse opinion or disclaimer of opinion and was not qualified as to audit scope or accounting principles; however, such year-end report did contain a modification paragraph that expressed substantial doubt about the Company’s ability to continue as a going concern.

From January 1, 2010, the date of engagement of Frazer Frost, through December 21, 2010, the date of the Company’s dismissal of Frazer Frost, (i) there were no disagreements between the Company and Frazer Frost on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Frazer Frost, would have caused Frazer Frost to make reference to the subject matter of the disagreement in connection with its reports and (ii) there were no “reportable events,” as described in Item 304(a)(1)(iv) of Regulation S-K of the Securities Exchange Act of 1934, as amended.

The Company has authorized without limitation Frazer Frost, its former accountant, to respond fully to the inquiries of the successor accountant concerning any matter falling within the scope of the successor accountant's services to be provided to the Company.

The Company is not aware of any issues that had not been resolved to the satisfaction of Frazer Frost, prior to the Company’s dismissal of Frazer Frost on December 21, 2010.

Additionally, on December 21, 2010, and acting upon a decision to change accountants recommended and approved by the Company’s Board of Directors, the Company engaged Gruber & Company, LLC (“Gruber & Company”), to audit the Company’s financial statements beginning with the fiscal year ended September 30, 2010.

During the Company’s two most recent fiscal years, and any subsequent interim period prior to engaging the Gruber & Company, neither the Company nor anyone acting on its behalf consulted Gruber & Company (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Registrant's financial statements; (iii) any matter that was the subject of a disagreement between the Company and Frazer Frost, or (iv) any other matter.

The Company requested Gruber & Company to review the disclosure required by this Item 4.01 before it was filed with the Commission and provided Gruber & Company the opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company’s expression of its views, or the respects in which it does not agree with the statements made by the Company in the Current Report filed with the Commission on December 27, 2010. The newly engaged accountant indicated to the Company that no such letter would be issued.

ITEM 9A. CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2010, and this assessment identified the following material weaknesses in the company’s internal control over financial reporting:

-	A system of internal controls (including policies and procedures) has neither been designed nor implemented.

-	A formal, internal accounting system has not been implemented.

-	Appropriate technology systems to ensure reliability of information and record-keeping have not been acquired.

-	Segregation of duties in the handling of cash, cash receipts, and cash disbursements is not formalized.

It is Management’s opinion that the above weaknesses exist due to the small size of operating staff and the current phase of operations.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the year ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Our current directors and executive officers, their ages, their respective offices and positions, and their respective dates of election or appointment are as follows:

Name	Age	Position	Date of Appointment
Norman W. Collins	71	Chief Executive Officer, Chairman of the Board	July 21, 2010
Kevin Pickard	47	Chief Financial Officer and Treasurer (1)	July 24, 2008
Dwayne Yaretz	49	Director	December 19, 2009
Malcolm P. Burke	66	Director	July 21, 2010

(1)	Mr. Pickard is an outside consultant providing services commonly provided by a Chief Financial Officer and Treasurer.

Norman W. Collins – Chief Executive Officer, Chairman of the Board

Norman W. Collins, Sr. became the Company’s Chief Executive Officer and Chairman of the Board on July 21, 2010.   Before that, he was an independent Director who was appointed upon the completion of the merger between CelLynx, Inc. and NorPac.  Since June of 2003, Mr. Collins has been Director and President of Collins & Associates, a Delaware corporation providing consulting services to corporations as well as legal services in the form of Mediation and Arbitration of corporate disputes.  He is admitted to the Tennessee Bar and is a Certified Mediator and Arbitrator in Georgia and a Certified Mediator in North Carolina and the District of Columbia.  Between 2003 and 2007 Mr. Collins also served as the Executive Director of the Living Memorial Tree Foundation, a New York non-profit organization dedicated to the creation of a memorial to the victims of 9/11. Since May of 2006, Mr. Collins has also served as Director and CEO of Upgrade International, a Washington technology corporation.  Prior positions include Director and CEO of several non-reporting companies either in the development stage or with revenues exceeding $30 Million.

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

Malcolm P. Burke

Mr. Burke was appointed a director on July 21, 2010, and brings a wealth of both business and financial experience to the Company.  Prior to founding Primary Capital Group in 1986, Mr. Burke was a senior advisor and shareholder in Royal LePage Realty, Canada’s largest real estate brokerage firm where he managed the firm’s investment division.  Upon founding the Primary Capital Group, he continued to provide private equity and strategic financial advice to promising early stage and high growth ventures in the natural resource, oil and gas and technology fields.  In the process, he has been responsible for raising capital for private and public companies including many early stage and start up companies. He has been the President and Director of Primary Capital Group since 1988 and has also served as a director of a number of public companies listed on the TSX, NASDAQ and American Stock Exchange and the AIM Market in the UK.  Mr. Burke is a resident of West Vancouver, BC, and is 66 years of age.

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

-
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

-	Engaging in any type of business practice; or

-	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

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

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of the copies of such forms furnished to the Company, or written representations that no reports were required, we believe that except as set forth below, for the fiscal year ended September 30, 2010, beneficial owners complied with Section 16(a) filing requirements applicable to them:

-	Mr. Collins received options in December 2010 for which a Form 4 has not yet been filed; and
-	Mr. Pickard received options in December 2010 for which a Form 4 has not yet been filed.

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

Board Committees; Director Independence

In November 2008, our board of directors appointed Norman W. Collins to serve as a member of our audit committee, although he did not qualify at the time as an “audit committee financial expert.”  Subsequently, in July 2010, in connection with the changes in management discussed in this Report, the audit committee and the Compensation and Corporate Governance Committee were dissolved. Subsequently, on August 23, 2010, the Audit Committee was reorganized with Mr. Collins as Chair, and Messrs. Yaretz and Burke as members. The Compensation and Corporate Governance Committee was also reorganized with Mr. Yaretz as the Chair and Messrs. Collins and Burke as members.

Our board of directors consists of two independent directors, Mr. Yaretz and Mr. Burke, and one non-independent director, Mr. Collins. We have determined independence in accordance with definitions and criteria applicable under the NASDAQ rules.

The Board has determined that we do not have an audit committee financial expert serving on the Board of Directors.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our board of directors and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Compensation Committee Report

The Compensation and Corporate Governance Committee and Management have reviewed and discussed the Executive Compensation section set forth below, and the Compensation and Corporate Governance Committee recommended that the Executive Compensation discussion set forth below be included in the Annual Report.

Dwayne Yaretz, Chair       Norman W. Collins       Malcolm P. Burke

ITEM 11. EXECUTIVE COMPENSATION

Summary of Compensation

Executive Compensation

The following summary compensation table reflects all compensation for fiscal years 2007 and 2008 received by CelLynx’s principal executive officer and two most highly compensated executive officers whose salary exceeded $100,000.

Summary Compensation Table

								Non- qualified
							Non-Equity	Deferred
				Stock	Option		Incentive Plan	Compensation	All Other
		Salary	Bonus	Awards	Awards		Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)		($)	($)	( $)	($)
Daniel R. Ash, President, Former Chief Executive Officer, Former	2010	150,385	-	-	-		-	-	-	150,385

Chief Operating Officer, Former Secretary, and Director (1)	2009	170,000	-	-	-		-	-	-	170,000

Tareq Risheq, Former Chief Strategy Officer and Director (2) (3)	2009	-	-	-	-		-	-	-	-
	2010	-	-	-	117,201	(4)	-	-	-	117,201

Norm Collins, Chief Executive officer and Director (5) (6)	2009	-	-	-	-		-	-	-	-
	2010	85,000	-		70,009	(4)	-	-	-	155,009

Kevin Pickard, Chief Financial Officer (7)	2009	40,000	-	-	-		-	-	-	40,000
	2010	110,000	-	-	-		-	-	-	110,000

(1)	Mr. Ash relinquished his positions with the Company on July 15, 2010.
(2)	Mr. Risheq resigned from the Company’s Board of Directors on July 15, 2010.
(3)	Mr. Risheq received these options while serving as a Director of the Company.
(4)	The Company used the Black-Scholes option-pricing model to value the options. The assumptions used in calculating the fair value of options granted are as follows:

Expected life (years):	3
Risk-free interest rate:	2.28%
Expected volatility:	145%
Expected dividend yield:	0%

(5)	Mr. Collins was appointed as the Company’s Chief Executive Officer on July 15, 2010.
(6)	Mr. Collins received these options while serving as a Director of the Company. Of the $85,000 Salary listed, Mr. Collins has received $10,000, and the Company has accrued the remaining $75,000.
(7)	Of the $110,000 compensation listed for 2010, Mr. Pickard has received $40,000, and the Company has accrued the remaining $70,000.

Outstanding Equity Awards

The following table sets forth certain information concerning stock and granted to our named executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS						STOCK AWARDS
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Daniel R. Ash (1)(2)	4,538,768	4,211	-	$0.0787	10/1/2012
Daniel R. Ash (3)	349,426	-	-	$0.0787	4/21/2013
Daniel R. Ash (1)	6,670,589	1,804,644	-	$0.0787	5/20/2013

Norm Collins (4)(5)	675,000	-	-	$0.13	3/4/2015
_______________________

(1)           Options vests 33.3% after one year, with the remaining 66.7% to vest evenly over the remaining months

(2)           Mr. Ash relinquished his positions with the Company on July 15, 2010.

(3)           Option fully vested after 90 days of the grant date of April 21, 2008

(4)           Options fully vested in September 2010.

(5)           Mr. Collins was appointed as the Company’s Chief Executive Officer on July 15, 2010.  The Options listed were issued to him on March 4, 2010, when he was serving as a Director.

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

Mr. Ash relinquished his positions with the Company on July 15, 2010, and as of that date, he was no longer entitled to this compensation.

Additionally, on July 15, 2010, Mr. Risheq resigned his position as a Director of the Company.  In connection with his prior service as an officer of the Company, he sought severance in the amount of approximately $60,000, which the Company agreed to pay.

On July 22, 2008, CelLynx-California entered into a consulting agreement (the “Consulting Agreement”) with Kevin Pickard whereby Mr. Pickard agreed to serve as the Company’s interim Chief Financial Officer for a period beginning on the date of the Consulting Agreement and ending on the earlier of (i) the date that the Company retains a permanent Chief Financial Officer, (ii) the 90th  day after the closing of the reverse take-over transaction contemplated by the Exchange Agreement, or (iii) the date which the Company notifies Mr. Pickard that he has been terminated in writing, and which notification may occur at any time for any reason.  As an inducement to enter into the Consulting Agreement, CelLynx-California granted Mr. Pickard 100,000 shares of CelLynx-California common stock and $5,000 in cash.  The CelLynx-California common shares were converted into 62,896 shares of the Company's common stock and 62,897 shares of the Company's Series A Preferred Stock upon the closing of the reverse take-over transaction.  The Series A Preferred Stock automatically converted into 62,897 shares of the Company’s common stock upon the filing of a Certificate of Amendment to the Company’s Articles of Incorporation increasing the number of authorized common stock from 100,000,000 to 400,000,000 on November 7, 2008.  On November 1, 2008, the Company entered into an updated agreement with Mr. Pickard’s accounting firm that provides for monthly cash compensation of $5,000 per month and the issuance of 350,000 shares of the Company’s common stock.  In January, 2010, the Company entered into another  updated agreement with Mr. Pickard’s accounting firm that provides for monthly cash compensation of $10,000 per month, which was increased to $15,000 per month effective September 1, 2010.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

Set forth in the table below is information regarding awards made through compensation plans or arrangements through September 30, 2010, the most recently completed fiscal year.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options,warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	--	$--	--
Equity compensation plans not approved by security holders	33,188,050	$--	41,811,950
Total	33,188,050		41,811,950

Security Ownership of Certain Beneficial Owners and Management

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name. Unless otherwise indicated, the address of each beneficial owner listed below is 25910 Acero, Suite 370, Mission Viejo, California 92691.  The percentage of class beneficially owned set forth below is based on 185,165,210 shares outstanding as of January 14, 2011.

Name and Position	Number of Shares of Common Stock Beneficially Owned (1)	Percent of Shares of Common Stock Beneficially Owned (2)
Daniel R. Ash, President, Chief Executive Officer, Chief Operating Officer, Secretary and Director (3)	37,855,024	19.45%
Kevin Pickard, Chief Financial Officer and Treasurer (4)	1,382,970	*
Tareq Risheq, Director (5)	32,487,103	17.30%
Norman W. Collins, Director (6)	3,583,130	1.90%
Dwayne Yaretz, Director	998,400	*
Malcolm P. Burke, Director	-	*
All Executive Officers and Directors as a Group (4 persons)	5,964,500	3.15%
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

(2)	Percentage based upon 185,165,210 issued and outstanding shares of the Company’s capital stock.

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

(6)	Consisting of options to purchase 213,383 shares of the Company’s common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Two of our directors, Dwayne Yaretz and Malcolm Burke, are independent directors as that term is defined under NASDAQ Rules and Regulations.  However, because the Company’s stock trades on the OTC Bulletin Board, the Company is not required to have independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the two most recently completed fiscal years ended September 30, 2010 and 2009, for professional services rendered by the principal accountant for the audit of the Corporation’s annual financial statements and review of the financial statements included our quarterly reports and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended September 30, 2009	Year Ended September 30, 2010
Audit Fees	$81,000	$94,400
Audit Related Fees	$-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$81,000	$94,400

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

A list of the financial statements of the Company filed as part of this Report can be found in the Index to Financial Statements on page F-1.

Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Share Exchange Agreement by and among the Company, CelLynx-California and the CelLynx Owners dated January 3, 2008 (1)

2.2	Amendment Agreement to Share Exchange Agreement between the Company and CelLynx-California dated May 20, 2008 (2)

2.3	Waiver of Conditions Precedent *

3.1	Articles of Incorporation of CelLynx Group, Inc. (3)

3.2	Articles of Merger of CelLynx Group, Inc. (4)

3.3	Bylaws of CelLynx Group, Inc. (4)

3.4	Certificate of Designation of CelLynx Group, Inc. (5)

3.5	Articles of Merger of CelLynx Group, Inc. (8)

3.6	Certificate of Amendment to Articles of Incorporation of CelLynx Group, Inc. (9)

10.1	Form of Subscription Agreement dated July 23, 2008 (6)

10.2	Form of Warrant dated July 23, 2008 (6)

10.3	Master Global Marketing and Distribution Agreement between CelLynx and Dollardex Group Corp. dated July 22, 2008 (7)

10.4	Palomar Ventures III, LP Amended and Restated Subordinated Convertible Promissory Note dated November 10, 2007 (7)

10.5	Lease Agreement between CelLynx-California and CSS Properties, LLC dated February 21, 2008 (7)

10.6	CelLynx-California 2007 Stock Incentive Plan (7)

10.7	Amendment No. 1 to CelLynx-California 2007 Stock Incentive Plan (7)

10.8	Form of Lock-Up Agreement dated July 22, 2008 (7)

10.9	Norman W. Collins Offer Letter dated July 15, 2008 (7)

10.10	Kevin Pickard Consulting Agreement dated July 22, 2008 (7)

10.11	Convertible Promissory Note between CelLynx-California and Daniel Ash dated March 27, 2007 (7)

10.12	Convertible Promissory Note between CelLynx-California and Tareq Risheq dated March 27, 2007 (7)

10.13	Convertible Promissory Note between CelLynx-California and Daniel Ash dated October 25, 2007 (7)

10.14	Convertible Promissory Note between CelLynx-California and Tareq Risheq dated October 25, 2007 (7)

10.15	Incentive Stock Option Agreement between CelLynx-California and Daniel Ash dated October 1, 2007 (7)

10.16	Incentive Stock Option Agreement between CelLynx-California and Tareq Risheq dated October 1, 2007 (7)

10.17	Incentive Stock Option Agreement between CelLynx-California and Robert Legendre dated October 1, 2007 (7)

10.18	Non-Qualified Stock Option Agreement between CelLynx-California and Daniel Ash dated October 1, 2007 (7)

10.19	Non-Qualified Option Agreement between CelLynx-California and Tareq Risheq dated October 1, 2007 (7)

10.20	Non-Qualified Stock Option Agreement between CelLynx-California and Robert Legendre dated October 1, 2007 (7)

10.21	Non-Qualified Stock Option Agreement between CelLynx-California and Daniel Ash dated April 21, 2008 (7)

10.22	Non-Qualified Option Agreement between CelLynx-California and Tareq Risheq dated April 21, 2008 (7)

10.23	Non-Qualified Stock Option Agreement between CelLynx-California and Daniel Ash dated May 20, 2008 (7)

10.24	Non-Qualified Option Agreement between CelLynx-California and Tareq Risheq dated May 20, 2008 (7)

10.25	Non-Qualified Option Agreement between CelLynx-California and Norman Collins dated July 20, 2008 (7)

10.26	Stock Purchase Agreement between CelLynx-California and Norman Collins dated February 12, 2008 (7)

10.27	Lease Agreement between CelLynx and Dolphinshire, L.P. dated August 26, 2008 (11)

10.28	Securities Issuance Agreement executed on May 4, 2009 by and among the Registrant, Dollardex Group Corp. and the other parties listed therein (10)

17.1	Letter of Resignation from John P. Thornton to the Board of Directors (7)

17.2	Letter of Resignation from Daniel Ash dated July 16, 2010 (12)

21.1	List of Subsidiaries (7)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *
__________________
* Filed Herewith.

(1)	Filed on January 9, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(2)	Filed on May 27, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(3)	Filed as an exhibit to our Registration Statement on Form 10SB originally filed on August 26, 1999, as amended, an incorporated herein by reference.
(4)	Filed as an exhibit to our Quarterly Report on Form 10-QSB for the fiscal period ended September 30, 2003, and incorporated herein by reference.
(5)	Filed on July 15, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(6)	Filed on July 23, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(7)	Filed on July 30, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(8)	Filed on August 8, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(9)	Filed on November 21, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(10)	Filed on May 8, 2009, as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(11)	Filed on October 14, 2008, as an exhibit to our Annual Report on Form 10-K, and incorporated herein by reference.
(12)	Filed on July 21, 2010, as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

CelLynx Group, Inc.
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
CelLynx Group, Inc.
Mission Viejo, California

We have audited the accompanying consolidated balance sheet of CelLynx Group, Inc. and subsidiary (formerly Norpac Technologies, Inc.), as of September 30, 2010, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CelLynx Group, Inc as of September 30, 2010, and the results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has net operating cash flow deficits and a deficit accumulated during the development stage.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Gruber & Company, LLC
St Louis, Missouri
January 12, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
CelLynx Group, Inc.
Mission Viejo, California

We have audited the accompanying consolidated balance sheet of CelLynx Group, Inc.  and subsidiary (formerly Norpac Technologies, Inc.), as of September 30, 2009, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CelLynx Group, Inc as of September 30, 2009  and the results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Frazer Frost, LLP
(Successor entity of Moore Stephens Wurth Frazer and Torbet, LLP, see Form 8-K filed on January 7, 2010)
Brea, California
January 13, 2010

CELLYNX GROUP, INC.
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 AND 2009

	2010	2009

ASSETS
CURRENT ASSETS:
Cash	$6,601	$6,776
Accounts receivable	1,925	-
Inventory	30,212	16,316
Prepaids and other current assets	165,411	15,750
TOTAL CURRENT ASSETS	204,149	38,842

EQUIPMENT, net	6,087	11,359
INTANGIBLE ASSETS, net	117,772	97,180
OTHER ASSETS	-	16,190
TOTAL ASSETS	$328,008	$163,571

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,437,641	$832,634
Accrued interest	36,054	28,334
Accrued derivative liabilities	204,139	-
Convertible stockholder notes, net of debt discount of $1,092 as of September 30, 2009	-	101,908
Convertible promissory notes, net of debt discount of $34,359 and $0 as of September 30, 2010 and 2009, respectively	277,997	100,000
TOTAL CURRENT LIABILITIES	1,955,831	1,062,876

LONG TERM LIABILITIES:
Convertible promissory note, net of debt discount of $126,795 as of September 30, 2009	-	135,561
TOTAL LIABILITIES	1,955,831	1,198,437

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Series A preferred stock, $0.001 par value;100,000,000 shares authorized; nil shares issued and outstanding	-	-
Common stock, $0.001 par value, 400,000,000 shares authorized; 171,752,572 and 137,379,397 shares issued and outstanding as of September 30, 2010 and 2009, respectively	171,752	137,379
Additional paid-in capital	13,511,988	10,501,965
Accumulated deficit	(15,311,563)	(11,674,210)
Total stockholders' deficit	(1,627,823)	(1,034,866)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$328,008	$163,571

The accompanying notes are an integral part of these consolidated financial statements.

CELLYNX GROUP, INC.
 CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

	2010	2009

Net Revenue	$89,867	$10,373

Cost of Revenue	59,758	7,554

Gross profit	30,109	2,819

Operating expenses:
Research and development	67,514	340,995
General and administrative	3,963,843	3,294,158
Total operating expenses	4,031,357	3,635,153

Loss from operations	$(4,001,248)	$(3,632,334)

Non-operating income (expense):
Interest income	9	961
Interest and financing costs	(156,841)	(179,228)
Change in fair value of accrued beneficial conversion liability	59,046	251,410
Change in fair value of accrued warrant liability	461,681	(419,571)
Total non-operating expense	363,895	(346,428)

Loss before provision for income taxes	(3,637,353)	(3,978,762)

Provision for income taxes	-	-
Net loss	$(3,637,353)	$(3,978,762)

Weighted average shares outstanding - Basic and Diluted:	161,006,366	125,094,999

Loss per share - Basic and Diluted:	$(0.02)	$(0.03)

 The accompanying notes are an integral part of these consolidated financial statements.

CELLYNX GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

							Total
	Preferred Stock		Common Stock		Additional Paid-	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit

Balance, September 30, 2008	45,516,034	$45,516	80,552,812	$80,553	$2,335,949	$(7,695,448)	$(5,233,430)

Conversion of preferred stock to common stock upon the increase of authorized shares	(45,516,034)	(45,516)	45,516,034	45,516	-	-	-
Reclassification of share based compensation liability to equity	-	-	-	-	2,701,572	-	2,701,572
Fair value of share based compensation for employees and consultants	-	-	-	-	690,353	-	690,353
Reclassification of beneficial conversion liability to equity	-	-	-	-	2,120,181	-	2,120,181
Reclassification of warrant liability to equity	-	-	-	-	1,023,564	-	1,023,564
Issuance of common stock for the purchase of licensing rights	-	-	57,143	57	7,372	-	7,429
Issuance of common stock for promissory note	-	-	37,500	38	4,208	-	4,246
Issuance of warrants for consulting services	-	-	-	-	118,382	-	118,382
Issuance of common stock for accounting services	-	-	400,000	400	71,600	-	72,000
Issuance of common stock for consulting services	-	-	3,970,908	3,971	722,628	-	726,599
Issuance of common stock for cash	-	-	6,845,000	6,844	706,156	-	713,000
Net loss	-	-	-	-	-	(3,978,762)	(3,978,762)
Balance, September 30, 2009	-	$-	137,379,397	$137,379	$10,501,965	$(11,674,210)	$(1,034,866)

Conversion of convertible note payable to common stock	-	-	6,290,792	6,291	134,532	-	140,823
Stock based compensation for employees and consultants	-	-	-	-	1,060,170	-	1,060,170
Issuance of warrants for consulting services	-	-	-	-	327,087	-	327,087
Issuance of common stock for consulting services	-	-	4,445,486	4,445	696,671	-	701,116
Issuance of common stock for cash	-	-	23,636,897	23,637	1,487,064	-	1,510,701
Reclassification of beneficial conversion liability to equity	-	-	-	-	(59,964)	-	(59,964)
Reclassification of warrant liability to equity	-	-	-	-	(635,537)	-	(635,537)
Net loss	-	-	-	-	-	(3,637,353)	(3,637,353)
Balance, September 30, 2010	-	$-	171,752,572	$171,752	$13,511,988	$(15,311,563)	$(1,627,823)

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

CELLYNX GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,637,353)	$(3,978,762)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,545	6,813
Warrants issued for services	327,087	118,382
Stock issued for services	347,692	798,599
Stock issued for interest expense	20,323	-
Stock compensation expense for options issued to employees and consultants	1,060,170	690,353
Change in fair value of accrued beneficial conversion liability	(59,046)	(251,410)
Change in fair value of accrued warrant liability	(461,681)	419,571
Amortization of debt discount	122,893	163,400
Changes in operating assets and liabilities:
Change in accounts receivable	(1,925)	-
Change in inventory	(13,896)	(16,316)
Change in other assets	219,954	(13,552)
Change in accounts payable, accrued expenses and accrued interest	615,727	641,163
Net cash used in operating activities	(1,452,510)	(1,421,759)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(6,663)
Purchase of intangible assets	(22,865)	(19,826)
Net cash used in investing activities	(22,865)	(26,489)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	-
Proceeds from related parties	-	68,000
Payment of convertible shareholder notes	(45,000)	-
Proceeds from convertible promissory notes	50,000	75,000
Payment of costs associated with convertible promissory notes	(3,000)	-
Payment of convertible promissory notes	(37,500)	-
Proceeds from issuance of common stock	1,544,450	713,000
Payment of offering costs associated with the sale of common stock	(33,750)	-
Net cash provided by financing activities	1,475,200	856,000

NET DECREASE IN CASH	(175)	(592,248)

CASH, BEGINNING OF PERIOD	6,776	599,024

CASH, END OF PERIOD	$6,601	$6,776

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING:
Issuance of stock for licensing agreement	$-	$7,429
Reclassification of share-based compensation liability to additional paid-in capital	$-	$2,701,572
Reclassification of accrued beneficial conversion liability to additional paid-in capital	$-	$2,120,181
Reclassification of accrued warrant liability to additional paid-in capital	$-	$1,023,564
Conversion of convertible note payable to common stock	$140,823	$-
Issuance of common stock for prepaid services	$353,426	$-

The accompanying notes are an integral part of these consolidated financial statements.

CELLYNX GROUP, INC
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2010 and 2009

Note 1 – Organization and Basis of Presentation

Organization and Line of Business

CelLynx Group, Inc. (the “Company”) was originally incorporated under the laws of the State of Minnesota on April 1, 1998.

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
For the Years Ended September 30, 2010 and 2009

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

Going Concern and Exiting Development Stage

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity and debt financing to continue operations and to generate sustainable revenue. There is no guarantee that the Company will be able to raise adequate equity or debt financing or generate profitable operations. For the years ended September 30, 2010 and 2009, the Company incurred a net loss of $3,637,353 and $3,978,762, respectively.  As of September 30, 2010, the Company had an accumulated deficit of $15,311,563.  Further, as of September 30, 2010 and 2009, the Company had negative working capital of $1,751,682 and $1,024,034, respectively.  Moreover, the Company had negative cash flows from operations of $1,452,510 and $1,421,759 for the years ended September 30, 2010 and 2009, respectively.  These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  During the year ended September 30, 2010, the Company raised $1,544,450 through the sale of common stock, and management intends to raise additional funds through equity or debt financing and to generate cash from the sale of the Company’s products and from license fees as further described below.

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

Subsequently, on April 29, 2010, the Company entered into a new master global marketing and distribution agreement (the “2010 Agreement”) that amended the prior agreement dated July 22, 2008 with Dollardex.  Under the 2010 Agreement, Dollardex proposed to establish a distribution network of our line of products in the territories, as defined, as well as to assist the international dealers in the promotion and marketing of the Company’s products.  As consideration for exclusive licenses, the Company would receive an aggregate of $11 million, payable to the Company from May 2010 to April 2011.  The funding was subject to terms and condition, as set forth in the 2010 Agreement.  Both parties could terminate the agreement in the event of breach or default and subject to certain conditions allowing for a cure of default.

CELLYNX GROUP, INC
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2010 and 2009

On June 14, 2010, the Company and Dollardex entered into Amendment No. 1 (the “Amendment”) to the 2010 Agreement.  Pursuant to Amendment No. 1, the Company and Dollardex agreed to grant an additional termination right to the Company.  In addition to those rights listed in the original 2010 Agreement, the Company and Dollardex agreed that in the event that Dollardex failed to provide by July 10, 2010, the payments required to be provided by May 31, 2010 (the “May Payment”), and July 1, 2010 (the “July Payment”), as originally provided in the 2010 Agreement, the Company would have the right to immediately terminate the 2010 Agreement.  The Company and Dollardex also agreed that if Dollardex made the May and July Payments due by the revised payment date of July 10, 2010, all other payment dates listed in the 2010 Agreement would be extended automatically by 30 days.

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

On August 15, 2010, the Company and Dollardex agreed to a further amendment of the 2010 Agreement (“Amendment No. 2”).  Pursuant to Amendment No. 2, Dollardex and the Company agreed that its Board of Directors would conduct a “Technology and Business” review of the Company and its products to provide Dollardex with specific information relating to product milestones, budgets and use of funds as well as other business and technical information.  Also pursuant to Amendment No. 2, and in further consideration for the funding to be provided by Dollardex,  the Company agreed to appoint Dollardex as the Company’s independent and exclusive distributor of the Company’s products throughout the world including the United States.

Line of Credit Agreement and Related Agreements; Further Amendment of M&D Agreement

On October 5, 2010, the Company entered into a Line of Credit Agreement (the “Line of Credit Agreement”), and an Amended and Restated Master Global Marketing and Distribution Agreement (the “A&R Agreement”) with Dollardex.

Line of Credit Agreement

Pursuant to the Line of Credit Agreement, Dollardex agreed to establish a revolving line of credit (the “Credit Line”) for the Company in the principal amount of two million five hundred thousand dollars ($2,500,000) (the “Credit Limit”) which indebtedness will be evidenced by and repaid in accordance with the terms of one or more a promissory notes for the amount of the Credit Limit (each a “Promissory Note”).  All sums advanced on the Credit Line or pursuant to the terms of the Line of Credit Agreement (each an “Advance”) shall become part of the principal of the applicable Promissory Note.

Dollardex agreed to make funds available under the Credit Line on the following schedule:

(i)	$200,000 on or before January 30, 2011;
(ii)	$300,000 on or before January 30, 2011;

CELLYNX GROUP, INC
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2010 and 2009

(iii)	$1,000,000 on or before February 28, 2011; and
(iv)	$1,000,000 on or before March 31, 2011.

The Company and Dollardex agreed that upon the funding of the first $200,000, Dollardex would have the right, but not the obligation, to purchase 50% of the Intellectual Property (the “Purchased Assets”) of the Company, for $1,500,000 (the “Purchase Price”), pursuant to the terms of an asset purchase agreement (the “Asset Purchase Agreement”).  The payment dates for the Purchased Assets would be the same as the first three advance dates listed above.  If Dollardex exercises that right, the first $1,500,000 advanced under the Credit Line would be deemed to be the purchase price paid for the Purchased Assets, and the funds so paid will not be treated as advances under the Credit Line; provided, however, that if Dollardex exercises its right to require the Company to sell the Purchased Assets, but fails to make the required payments, the Purchased Assets will revert to the Company, and any amount of the Purchase Price paid will be treated as an advance under the Credit Line.

Upon the occurrence of an Event of Default as defined in the Line of Credit Agreement, Dollardex may declare the entire unpaid principal balance, together with accrued interest thereon, to be immediately due and payable without presentment, demand, protest, or other notice of any kind.  Additionally, Dollardex may suspend or terminate any obligation it may have hereunder to make additional Advances.

As security for all obligations of the Company to Dollardex, the Company granted to Dollardex security interests in the Collateral.  The grant of the security interest is evidenced by and subject to the terms of the Security Agreement (the “Security Agreement”), and such other such security agreements, financing statements, pledges, collateral assignments and other documents and instruments as Dollardex reasonably requires, all in form and substance satisfactory to Dollardex.

The Company granted to Dollardex a first priority security interest in all of the assets and property of the Company of every kind and description, tangible or intangible, wherever located, whether now owned or hereafter acquired, including, without limitation, the assets and properties listed in the Security Agreement (collectively, the “Collateral”).

Amended and Restated Master Global Marketing and Distribution Agreement

Additionally, on October 5, 2010, the Company entered into the A&R Agreement with Dollardex.  The A&R Agreement terminated the Original MGMD Agreement and all obligations of the parties thereunder.  Additionally, pursuant to the A&R Agreement, CelLynx appointed Dollardex, and Dollardex accepted such appointment, as the independent, exclusive distributor of the Products (defined as The Road Warrior, The @Home unit and any other product using the 5BARz™ Trademark including all related accessories, if any, and any and all future products of CelLynx) in the Territory (defined as all countries worldwide including the U.S.).

In consideration for the appointment as exclusive distributor, Dollardex agreed to pay to CelLynx a fee (the “Marketing and Distribution Fee”) amounting to 50% of Dollardex’s Net Earnings (defined as mean the total net earnings, as defined under U.S. generally accepted accounting principles, before taxes, of Dollardex from sales, licensing and other income relating directly or indirectly to the Products in the Territory).  The Marketing and Distribution Fee will be paid on a quarterly basis, payable in cash or immediately available funds and shall be due and payable not later than 45 days following the end of each calendar quarter of the year. CelLynx will have the right to audit the books and records of Dollardex to insure that the Dollardex’s obligations to make the Marketing and Distribution Fee are being met.

CELLYNX GROUP, INC
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2010 and 2009

Assignment of Agreements from Dollardex to 5BARZ International, Inc.

On December 30, 2010, the Company entered into an agreement (the “Assignment Agreement”) with Dollardex and 5BARZ International, Inc. (“5BARZ”), pursuant to which the Company agreed to an assignment from Dollardex to 5BARZ of four agreements between the Company and Dollardex.

Pursuant to the Assignment Agreement, Dollardex assigned all its right, title, and interest in the A&R Agreement, the Asset Purchase Agreement, the Line of Credit Agreement, and the Security Agreement to 5BARZ in exchange for 14,600,000 shares of common stock of 5BARZ and a promissory note in the amount of $370,000.  The Company’s consent was required pursuant to the A&R Agreement

There is no assurance that the Company will receive the entire amount of funding provided in the 2010 Agreement. As of January 10, 2011, the Company had not received any of the licensing fees under this agreement.

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

Inventory

Inventory consists of finished goods ready for sale and is valued at the lower of cost (determined on a first-in, first-out basis) or market.  The Company reviews its reserves for slow moving and obsolete inventories. As of September 30, 2010, and September 30, 2009, the Company believed that no reserve was necessary.

Accounts Receivable

The Company maintains reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collection history.  Receivables are written off when they are determined to be uncollectible.  As of September 30, 2010, the Company determined that allowance for bad debt was not necessary.

CELLYNX GROUP, INC
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2010 and 2009

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

Concentration of Credit Risk

Cash includes deposits in accounts maintained at financial institutions.  Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. As of September 30, 2010 and 2009, the Company did not have any deposits in excess of federally-insured limits.  To date, the Company has not experienced any losses in such accounts.  For the year ended September 30, 2010, one supplier accounted for 100% of the Company’s inventory purchases.

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

Impairment or Disposal of Long-lived Assets

The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of September 30, 2010, and September 30, 2009, there was no significant impairment of its long-lived assets.

CELLYNX GROUP, INC
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2010 and 2009

Revenue Recognition

The Company's revenue recognition policies are in compliance with ASC Topic 605, “Revenue Recognition.”  Revenue is recognized at the date of shipment to customers, and when the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured.

Fair Value of Financial Instruments

Fair Value Measurements

For certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities. In addition, the Company has long-term debt with financial institutions. The carrying amounts of the line of credit and other long-term liabilities approximate their fair values based on current rates of interest for instruments with similar characteristics.

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the consolidated balance sheets for receivables, certain other current assets and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

CELLYNX GROUP, INC
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2010 and 2009

The Company’s warrant liability is carried at fair value totaling $173,856 and $0, as of September 30, 2010 and 2009, respectively.  The Company’s conversion option liability is carried at fair value totaling $30,283 and $0 as of September 30, 2010 and 2009, respectively.  The Company used Level 2 inputs for its valuation methodology for the warrant liability and conversion option liability as their fair values were determined by using the Black-Scholes option pricing model using the following assumptions:

September 30, 2010
Annual dividend yield	-
Expected life (years)	1.5 – 4.4
Risk-free interest rate	.16%-1.27%
Expected volatility	145%

Expected volatility is based primarily on historical volatility. Historical volatility was computed using daily pricing observations for recent periods that correspond to the term of the warrants and conversion options. We believe this method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants and conversion options. We have no reason to believe future volatility over the expected remaining life of these warrants likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants and conversion options. The risk-free interest rate is based on U.S. Treasury securities with maturity terms similar to the expected remaining term of the warrants and conversion options.

	Fair Value As of September 30, 2010	Fair Value Measurements at September 30, 2010 Using Fair Value Hierarchy
Liabilities		Level 1	Level 2	Level 3
Warrant liability	$173,856		$173,856
Conversion option liability	30,283		30,283
Total accrued derivative liabilities	$204,139		$204,139

For the year ended September 30, 2010, the Company recognized a gain of $461,681 and $59,046 for the change in the fair value of accrued warrant liability and the change in fair value of accrued beneficial conversion liability, respectively   For the year ended September 30, 2009, the Company recognized a loss of $419,571 and a gain of $251,410 for the change in the fair value of accrued warrant liability and the change in fair value of accrued beneficial conversion liability, respectively.

The Company did not identify any other non-recurring assets and liabilities that are required to be presented in the consolidated balance sheets at fair value in accordance with ASC 825.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s consolidated financial statements.  Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred.  No significant penalties or interest relating to income taxes were incurred during the years ended September 30, 2010 and 2009.

CELLYNX GROUP, INC
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2010 and 2009

Net Loss Per Share

The Company reports loss per share in accordance with the ASC Topic 260, “Earnings Per Share.”  Basic earnings per share is based upon the weighted average number of common shares outstanding.  Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised.  Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period, plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding stock options and warrants during the period.  Due to the net loss for the years ended September 30, 2010 and 2009, none of the potential dilutive securities have been included in the calculation of dilutive earning per share because their effect would be anti-dilutive.

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
For the Years Ended September 30, 2010 and 2009

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

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, “Derivatives and Hedging — Embedded Derivatives — Recognition.” All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU was effective for the Company on July 1, 2010. Early adoption is permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 “Revenue Recognition – Milestone Method (Topic 605)” provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010 – 17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. The Company does not expect this ASU will have a material impact on its financial position or results of operations when it adopts this update for the fiscal year beginning October 1, 2010.

In April 2010, the FASB issued ASU 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” or ASU 2010-13. This ASU provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect the adoption of ASU 2010-13 to have a significant impact on its consolidated financial statements.

CELLYNX GROUP, INC
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2010 and 2009

Note 3 - Equipment

Equipment consisted of the following:

	September 30,	September 30,
	2010	2009
Office furniture and equipment	$9,879	$9,879
Computer equipment	8,930	8,930
	18,809	18,809
Accumulated depreciation	(12,722)	(7,450)
Equipment, net	$6,087	$11,359

The Company recorded depreciation expense of $5,272 and $4,962 for the years ended September 30, 2010 and 2009, respectively.

CELLYNX GROUP, INC
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2010 and 2009

Note 4 – Intangible Assets

The Company incurred legal costs in acquiring patent and trademark rights. These costs are projected to generate future positive cash flows in the near term and have been capitalized to intangible assets in the period incurred.

Intangible assets consist of the following:

	September 30,	September 30,
	2010	2009
Patents	$101,378	$78,724
Trademarks	12,487	12,487
Licensing right	8,640	8,429
	122,505	99,640
Accumulated Amortization	(4,733)	(2,460)
Intangibles, net	$117,772	$97,180

The Company recorded amortization expense related to the trademarks of $2,273 and $1,851, for the years ended September 30, 2010 and 2009, respectively.

No amortization has been recorded for the patents as of September 30, 2010, as the patents have not been issued to the Company.

The following table summarizes the amortization for the above intangible assets over the next 5 years and thereafter:

Years ended September 30,	Amount
2011	$2,092
2012	2,092
2013	2,092
2014	2,092
2015	2,092
Thereafter	5,934
$16,394

Note 5 – Convertible Promissory Note

Convertible Promissory Note Issued August 15, 2006

On August 15, 2006, the Company issued a secured promissory note (the “August 2006 Note”) for $250,000 to an unrelated entity (the “Holder”).  On November 10, 2007, the August 2006 Note was amended (the “Amended Note”).  At the date of the amendment, the Company was obligated to pay to the Holder $262,356 which represented the principal and accrued interest, and the Holder was entitled to purchase shares of the Company’s securities pursuant to a Warrant to Purchase Common Stock dated August 15, 2006 (“August 2006 Warrant”).  In contemplation of the completion of the reverse merger, the Company and the Holder reached an agreement whereby this Amended Note superseded the August 2006 Note and canceled the August 2006 Warrant.  The principal amount of the Amended Note is $262,356, is unsecured and is convertible into 6,340,029 shares of common stock of the Company and bears interest at 4% per annum, computed on the basis of the actual number of days elapsed and a year of 365 days.  All unpaid principal, together with the accrued but unpaid interest, shall be due and payable upon the earlier of (i) November 9, 2010, at the written request of the Holder to the Company, or (ii) the occurrence of an event of default.  At the amendment date, the Company determined that the Amended Note had a beneficial conversion feature with a fair value of $767,047. The Company recorded a debt discount of $262,356 and expensed as financing costs the $504,691 of the beneficial conversion feature that exceeded the principal balance.  The Company did not pay the note on November 9, 2010 and is currently in default.

CELLYNX GROUP, INC
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2010 and 2009

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

Convertible Promissory Note Issued March 3, 2009

On March 3, 2009, the Company issued a non-interest bearing unsecured convertible promissory note to an unrelated third party for an aggregate principal balance of $25,000 with a conversion price of $0.20.  The convertible promissory note was due on April 30, 2009 and was amended to extend the due date to May 31, 2009. The Company failed to pay down the note on May 31, 2009. Therefore, on January 12, 2010, the Company settled the principal balance for a cash payment of $12,500 and 156,250 shares of the Company’s common stock.

Convertible Promissory Note Issued July 22, 2010

On July 22, 2010, the Company entered into a Securities Purchase Agreement (the “SPA”) with Asher Enterprises, Inc. a Delaware corporation (“Asher”), in connection with the purchase by Asher of a Convertible Promissory Note (the “Asher Note”).

Pursuant to the Asher Note, Asher loaned to the Company the principal amount of $50,000.  The Asher Note bears interest at a rate of 8%, and is due on April 21, 2011.   Asher may convert principal and unpaid interest on the note into shares of the Company’s common stock, with the number of shares issuable determined by dividing the amount to be converted by the conversion price which is equal to 63% of the average of the three lowest trading prices of the Company’s common stock over the ten trading days prior to the date of the conversion.  Asher is prohibited under the Asher Note from converting amounts if principal and interest that would result in Asher receiving shares, which when combined with shares of the Company’s common stock held by Asher, would result in Asher holding more than 4.99% of the Company’s then-outstanding common stock.  No registration rights were granted in connection with the purchase of the Asher Note, and the shares of common stock, if any, issued upon conversion, will be restricted securities as defined pursuant to the terms of Rule 144.

Pursuant to the terms of the Note, while there remains any unpaid amounts owing on the Asher Note, the Company may not incur additional debt without Asher’s approval except for (i) debt that was owed or committed as of the date of the SPA and of which the Company had informed Asher; (ii) indebtedness to trade creditors or financial institutions in the ordinary course of business; (c) debt which in the aggregate does not exceed $250,000; or (d) debt the proceeds of which are used to repay the Asher Note.

CELLYNX GROUP, INC
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2010 and 2009

The Company has the right to pre-pay the Asher Note during the first 120 days following the date of the Asher Note by paying to Asher 150% of the then-outstanding principal amount and any accrued and unpaid interest, penalties, or other amounts owing.

The Company determined that the July 2010 Note contained a beneficial conversion feature because the conversion rate was less than the share price at the date of issuance.  The Company recorded a $29,365 debt discount related to the beneficial conversion feature.  The Company paid $3,000 related to the Asher Note which is recorded as interest and financing costs on the accompanying consolidated statement of operations.

The Company recorded interest expense relating to the convertible promissory notes of $29,844 and $12,327 for the years ended September 30, 2010 and 2009, respectively.

The Company amortized $121,801 and $114,272 of the debt discount for the years ended September 30, 2010 and 2009, respectively.

The following table summarizes the convertible promissory notes:

	September 30,	September 30,
	2010	2009

Issued August 2006, amended November 2007	$262,356	$262,356
Issued February 19, 2009	-	75,000
Issued March 3, 2009	-	25,000
Issued July 22, 2010	50,000	-
Less: Debt discount	(34,359)	(126,795)
Convertible promissory notes, net	$277,997	$235,561

Note 6 – Convertible Promissory Note - Stockholders

Stockholder Notes Issued March 27, 2007

On March 27, 2007, the Company issued convertible promissory notes to two stockholders of the Company.  The principal amount of each convertible promissory note was $20,000 for a combined total of $40,000.  The convertible promissory notes bear interest at 4% per annum, computed on the basis of the actual number of days elapsed and a year of 365 days, and were scheduled to mature on March 27, 2009; however, the maturity dates were extended to July 31, 2009.  The Company failed to pay down the notes on July 31, 2009.  Therefore, on December 29, 2009, the Company settled the notes and issued a total of 5,063,292 shares of the Company’s stock at $0.0070 per share in accordance with the conversion price.

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

Stockholder Note Issued February 4, 2009

On February 4, 2009, the Company issued an unsecured convertible promissory note to a related party for an aggregate principal amount of $43,000.  The convertible promissory note had a conversion price of $0.20.  The convertible promissory note was due on March 31, 2009, and was non-interest bearing.  However, the note was subsequently amended to extend the due date to May 31, 2009, and to accrue interest from the inception of the note at a rate of 4.0%.  The Company failed to pay down the note on March 31, 2009;  however on January 5, 2010, the Company and the note holder agreed to settle the principal and accrued interest due for a cash payment of $25,000 and 305,625 shares of the Company’s common stock.

CELLYNX GROUP, INC
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2010 and 2009

The Company recorded interest expense related to the notes of $1,104 and $3,502 for the years ended September 30, 2010 and 2009, respectively.

The Company amortized $1,092 and $44,882 of the debt discount for the years ended September 30, 2010 and 2009, respectively.

The following table summarizes the stockholder convertible promissory notes:

	September 30,	September 30,
	2010	2009

Issued March 27, 2007	$-	$20,000
Less: Debt discount	-	(546)
	-	19,454
Issued March 27, 2007		20,000
Less: Debt discount	-	(546)
	-	19,454
Issued October 25, 2007	-	10,000
Issued October 25, 2007	-	10,000
Issued February 4, 2009	-	43,000
Stockholder convertible promissory notes, net	$-	$101,908

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

The Company recorded amortization expense related to the licensing agreement of $1,054 and $633 for the years ended September 30, 2010 and 2009, respectively.

CELLYNX GROUP, INC
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2010 and 2009

Note 8 - Consulting Agreement

On March 31, 2009, the Company entered into a Consulting Agreement with an outside third party.  In connection with this Consulting Agreement, the Company issued warrants to purchase 2,000,000 shares of its Common Stock.  The exercise prices for the warrants are as follows:

Number of
warrants issued	Exercise Price

300,000	$0.10 per share
500,000	$0.15 per share
600,000	$0.20 per share
600,000	$0.25 per share

2,000,000

The vesting schedule is as follows:

Number of warrants issued	Exercise Price	Vesting dates
300,000	$0.10 per share	Immediately
500,000	$0.15 per share	Immediately
50,000	$0.20 per share	Immediately
550,000	$0.20 per share	At time of extension
600,000	$0.25 per shares	March 31, 2010
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

At March 31, 2010, the Company determined the fair value of the 600,000 warrants vesting on that date to be $60,318.  The fair value was computed using the Black-Scholes option pricing model under the following assumptions: (1) expected life of 2.00 years; (2) volatility of 145%; (3) risk free interest of 1.40% and (4) dividend rate of 0%.  The shares vest 12 months after the execution of the consulting agreement; therefore, the Company amortized the total fair market value of $60,318 over the vesting period of one year.  As of September 30, 2010, the fair value of the warrants was fully expensed.

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
For the Years Ended September 30, 2010 and 2009

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

The Company issued an additional 3,530,000 common stock for consulting services during the quarters ended June 30, 2009 and September 30, 2009.

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
For the Years Ended September 30, 2010 and 2009

On May 6, 2009, the Company entered into a one year agreement with its new Executive Chairman that provides for monthly payments of $10,000 and the issuance of 100,000 options to purchase shares of the Company’s common stock for $0.16 per share.

As of September 30, 2009 the Company issued 400,000 shares of common stock for accounting services.

During the quarter ended September 30, 2009, the Company entered into stock subscription agreements and issued a total of 3,060,000 shares of common stock for $334,500.

On November 9, 2009, the Company issued 108,000 warrants valued at $13,770 for consulting services.

On January 15, 2010, the Company issued 2 million warrants valued at $297,114 for consulting services.

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

During the year ended September 30, 2010, the Company issued 1,945,486 shares of common stock for consulting services.

During the year ended September 30, 2010, the Company had issued 6,290,792 shares of common stock as part of the conversion of convertible notes settled during the period.

During the year ended September 30, 2010, the Company issued 2,000,000 shares of $0.001 par value common stock for $0.10 per share with 2,000,000 detachable warrants in connection with subscription agreements.  The warrants have an exercise price of $0.10 and expire on April 1, 2012.

During the year ended September 30, 2010, the Company issued 11,516,757 shares of $0.001 par value common stock for $0.06 per share with 11,516,757 detachable warrants in connection with subscription agreements.  The warrants have an exercise price of $0.20 and expire on December 1, 2012.

During the year ended September 30, 2010, the Company entered into subscription agreements and issued 8,500,000 shares of $0.001 par value common stock for $0.06 per share with 8,500,000 detachable warrants in connection with subscription agreements.  The warrants have an exercise price of $0.20 and expire on December 31, 2012.

CELLYNX GROUP, INC
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2010 and 2009

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

The following table summarizes information with respect to options outstanding under the Plan and outside the Plan.

	Number of	Weighted Average	Weighted Average	Aggregate
	Shares	Exercise Price	Contractual Life	Intrinsic Value
Outstanding at September 30, 2008	53,901,863	$0.072
Granted	9,546,081	$0.158
Canceled	(35,734,111)	$0.074
Exercised	-
Outstanding at September 30, 2009	27,713,833	$0.102
Granted	7,874,217	$0.128
Canceled	(2,400,000)	$0.170
Exercised	-
Outstanding at September 30, 2010	33,188,050	$0.103	3.29	$943
Exercisable at September 30, 2010	22,029,255	$0.092	3.07	$943

CELLYNX GROUP, INC
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2010 and 2009

The number and weighted average exercise prices of all options outstanding as of September 30, 2010, are as follows:

Options outstanding

			Weighted
		Weighted	Average
	Number	Average	Remaining
Range of	Outsanding as of	Exercise	Contractual Life
Exercise Price	September 30, 2010	Price	(Years)

$0.014 - 0.05	1,415,170	0.015	5.14
$0.06 - 0.100	17,918,822	0.078	2.62
$0.110 - 0.150	9,555,457	0.125	4.02
$0.160 - 0.200	2,556,961	0.172	5.01
$0.210 - 0.260	1,741,640	0.217	3.82
	33,188,050

The number and weighted average exercise prices of all options exercisable as of September 30, 2010, are as  follows:

Options Exercisable

			Weighted
		Weighted	Average
	Number	Average	Remaining
Range of	Outstanding as of	Exercise	Contractual Life
Exercise Price	September 30, 2010	Price	(Years)

$0.014 - 0.05	1,415,170	0.015	5.14
$0.06 - 0.100	14,101,005	0.078	2.44
$0.110 - 0.150	4,909,969	0.125	3.98
$0.160 - 0.200	1,442,667	0.171	3.83
$0.210 - 0.260	160,444	0.260	3.68
	22,029,255

The assumptions used in calculating the fair values of options granted using the Black-Scholes option-pricing model are as follows:

	September 30, 2010	September 30, 2009
Expected life (years)	2.77 to 5.05	2.63 to 6.16
Risk-free interest rate	1.00% to 2.66%	.56% to 4.57%
Expected volatility	110% to 145%	110%
Expected dividend yield	0%	0%

CELLYNX GROUP, INC
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2010 and 2009

The weighted average grant-date fair value for the options granted during the year ended September 30, 2010 and 2009, was $0.079 and $0.076, respectively.

The compensation expense related to the unvested options as of September 30, 2010, was $498,204, which will be recognized over the weighted average period of 1.18 years. Stock-based compensation expense to employees and non employees for the years ended September 30, 2010 and 2009, was $1,060,170 and $690,353, respectively.

Warrants

On November 9, 2009, the Company entered into an agreement with Seahawk Capital Partners, Inc. (“Seahawk”), for Seahawk to provide the Company capital introduction services, as well as strategic alliance services.  The Company agreed to pay 8% in cash fees for capital introduced by Seahawk and a number of warrants based on the cash fee amount at $0.10.  As of September 30, 2010, the Company paid a cash fee of $10,800 and issued 108,000 warrants.

The Company determined the fair value of the 108,000 warrants to be $13,770.  The fair value was computed using the Black-Scholes option pricing model under the following assumptions: (1) expected life of 3 years; (2) volatility of 110%; (3) risk free interest of 1.40% and (4) dividend rate of 0%.  The warrants vested immediately and have an exercise price of $0.10.

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

During the year ended September 30, 2010, the Company issued 2,000,000 shares of $0.001 par value common stock for $0.10 per share with 2,000,000 detachable warrants.  The warrants have an exercise price of $0.10 and expire on April 1, 2012.

During the year ended September 30, 2010, the Company issued 11,516,757 shares of $0.001 par value common stock for $0.06 per share with 11,516,757 detachable warrants.  The warrants have an exercise price of $0.20 and expire on December 1, 2012.

During the year ended September 30, 2010, the Company entered into subscription agreements and issued 8,500,000 shares of $0.001 par value common stock for $0.06 per share with 8,500,000 detachable warrants.  The warrants have an exercise price of $0.20 and expire on December 31, 2012.

CELLYNX GROUP, INC
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2010 and 2009

The following table summarizes the warrant activity:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Life (in years)	Value
Outstanding, September 30, 2008	10,500,000	$	$	$-
Granted	8,060,000	0.12
Exercised	-	-
Cancelled	(10,500,000)	0.20
Outstanding, September 30, 2009	8,060,000	0.12	1.76	-
Granted	28,054,757	0.32	2.37
Exercised	-	-
Expired	-	-
Outstanding, September 30, 2010	36,114,757	$0.27	2.18	$35,000
Exercisable, September 30, 2010	36,114,757	$0.27	2.18	$35,000

Note 10 - Commitments and Contingencies

Operating Leases

On March 5, 2010, the Company entered into an amended agreement to a lease dated February 21, 2008.  The lease was renewed for two years and requires monthly payments of $1,962 commencing April 1, 2010, with a 4% increase of the base rent beginning on month thirteen, terminating on March 31, 2012, for office space for its El Dorado Hills, California, office.

On December 31, 2009, the Company entered into an amended agreement to a lease dated August 26, 2008.  The lease was renewed for 25 months and requires monthly payments of $3,710 commencing on May 1, 2010 with a $106 increase of the base rent beginning on the fourteenth month, terminating on April 30, 2012, for office space for its Mission Viejo, California, office.

The Company recorded rent expense of $72,877 and $77,780 for years ended September 30, 2010 and 2009, respectively.

For the two leases, the Company expects to pay approximately $46,000 and $39,000 during the years ended September 30, 2011 and 2012, respectively.

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
For the Years Ended September 30, 2010 and 2009

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

Note 11 – Accrued Derivative Liabilities

On July 22, 2010, the Company issued a $50,000 convertible note to Asher with a conversion rate of 63% of the average of the three lowest trading prices of the Company’s common stock over the ten trading days prior to the date of the conversion.  The Company determined that these notes contained a beneficial conversion feature that would need to be bifurcated from the host instrument because theoretically, the Company would not have enough authorized shares to satisfy the conversion.  The Company determined that the conversion option of the outstanding notes and the warrants that had been classified in equity should be reclassified to derivative liability because the number of potential dilutive shares exceeds the authorized shares.  The Company reclassified the conversion option’s fair value of $59,964 and warrant’s fair value of $635,537 from equity to derivative liability on July 22, 2010.  The Company determined the fair value of conversion option and the warrants using the Black-Scholes model with the following assumptions.

•	Risk free interest rate - between .60% and 1.69%
•	Expected life (year) - between .30 and 4.64
•	Volatility 145%
•	Annual dividend rate 0%

Note 12 – Taxes

We have provided no current income taxes due to the losses incurred from October 11, 2005 (date of inception), through September 30, 2010.  Net operating losses of approximately $4,011,540 at September 30, 2010, are available for carryover.  The net operating losses will expire from 2022 through 2025.  We have provided a 100% valuation allowance for the deferred tax benefit resulting from the net operating loss carryover due to our limited operating history.  In addressing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible.  When we demonstrate a history of profitable operation, we will reduce our valuation allowance at that time.

CELLYNX GROUP, INC
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2010 and 2009

A reconciliation of the statutory Federal income tax rate and the effective income tax rate for the years ended September 30, 2010 and 2009 follows:

	September 30,		September 30,
	2010		2009
Statutory federal income tax rate	(34	) %	(34	) %
State income taxes (benefit), net of federal taxes	(6	) %	(6	) %
Equity instruments issued for compensation/services	19%		15%
Change in derivative liabilities	(6	) %	2%
Non-cash financing costs	(1	) %	-
Valuation allowance	28%		23%
Effective income tax rate	-		-

The significant components of deferred tax assets and liabilities are as follows:

	September 30,	September 30,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$2,587,723	$1,694,205
Valuation allowance	(2,587,723)	(1,694,205)
Net deferred tax assets	$-	$-

Note 13 – Subsequent Event

On December 14, 2010, the Board of Directors approved the cancellation of 13,412,638 options that were previously granted to Daniel Ash the former CEO and Director of the Company, and agreed instead to issue to Mr. Ash 13,412,638 shares of the Company's common stock.  Consequently, that number of shares was issued to Mr. Ash on January 13, 2011.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELLYNX GROUP, INC.

Dated: January 18, 2011	By:	/s/ Norman W. Collins
Norman W. Collins
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Norman W. Collins	Chairman of the Board, Chief Executive Officer	January 18, 2011
Norman W. Collins	(Principal Executive Officer)

/s/ Kevin Pickard	Consultant providing services commonly	January 18, 2011
Kevin Pickard	provided by a Chief Financial Officer, Principal Financing and Accounting Officer

/s/ Dwayne Yaretz	Director	January 18, 2011
Dwayne Yaretz

/s/ Malcolm P. Burke	Director	January 18, 2011
Malcolm P. Burke