Form 10-Q
period 2010-12-31
CelLynx Group, Inc.
filed 2011-02-22
CIK 1067286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date: 186,362,952 issued and outstanding as of February 18, 2011.

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CELLYNX GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2010	2010
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,225	$6,601
Accounts receivable	1,925	1,925
Inventory	30,212	30,212
Prepaids and other current assets	70,890	165,411
TOTAL CURRENT ASSETS	104,252	204,149

EQUIPMENT, net	5,727	6,087
INTANGIBLE ASSETS, net	117,257	117,772
TOTAL ASSETS	$227,236	$328,008

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,631,651	$1,437,641
Accrued interest	38,480	36,054
Accrued derivative liabilities	282,170	204,139
Convertible promissory notes, net of debt discount of $11,940 and $34,359 as of December 31, 2010 and September 30, 2010, respectively	305,416	277,997
TOTAL CURRENT LIABILITIES	2,257,717	1,955,831

TOTAL LIABILITIES	2,257,717	1,955,831

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT:
Series A preferred stock, $0.001 par value;100,000,000 shares authorized; nil shares issued and outstanding	-	-
Common stock, $0.001 par value, 400,000,000 shares authorized; 185,165,210 and 171,752,572 shares issued and outstanding as of December 31, 2010 and September 30, 2010, respectively	185,165	171,752
Additional paid-in capital	13,854,564	13,511,988
Accumulated deficit	(16,070,210)	(15,311,563)
Total stockholders' deficit	(2,030,481)	(1,627,823)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$227,236	$328,008

The accompanying notes are an integral part of these consolidated financial statements.

CELLYNX GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended
	December 31, 2010	December 31, 2009
	(unaudited)	(unaudited)

Net Revenue	$-	$11,820

Cost of Revenue	-	9,559
Gross profit	-	2,261

Operating expenses
Research and development	-	22,604
General and administrative	655,771	766,280
Total operating expenses	655,771	788,884

Loss from operations	(655,771)	(786,623)

Non-operating income (expense):
Interest and financing costs, net	(24,845)	(47,879)
Change in fair value of accrued beneficial conversion liability,	(131)	-
Change in fair value of accrued warrant liability	(77,900)	-
Total non-operating expense, net	(102,876)	(47,879)

Loss before provision for income taxes	(758,647)	(834,502)

Provision for income taxes	-	-

Net loss	$(758,647)	$(834,502)

Weighted average shares outstanding - Basic and Diluted:	174,230,994	140,714,212

Earnings per share - Basic and Diluted:	$(0.00)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

CELLYNX GROUP, INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended	Three Months Ended
	December 31, 2010	December 31, 2009
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(758,647)	$(834,502)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	875	1,844
Warrants issued for services	-	13,822
Stock issued for services	228,015	10,000
Stock compensation expense for options issued to employees and consultants	127,974	170,182
Change in fair value of accrued beneficial conversion liability	131	-
Change in fair value of accrued warrant liability	77,900	-
Amortization of debt discount	22,419	29,895
Changes in operating assets and liabilities:
Change in accounts receivable	-	(6,171)
Change in inventory	-	(27,238)
Change in other assets	94,521	13,062
Change in accounts payable, accrued expenses and accrued interest	201,436	45,021
Net cash used in operating activities	(5,376)	(584,085)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	-	(1,575)
Net cash used in investing activities	-	(1,575)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	618,000
Payment of offering costs associated with the sale of common stock	-	(10,800)
Net cash provided by financing activities	-	607,200

NET INCREASE (DECREASE) IN CASH	(5,376)	21,540

CASH, BEGINNING OF PERIOD	6,601	6,776

CASH, END OF PERIOD	$1,225	$28,316

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CelLynx Group, Inc.
Notes to Consolidated Financial Statements
For the Three Months Ended December 31, 2010 and 2009
(Unaudited)

Note 1 - Organization

The unaudited consolidated financial statements have been prepared by CelLynx Group, Inc., formerly known as NorPac Technologies, Inc. (hereinafter referred to as “CelLynx” or the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results for the three months ended December 31, 2010, are not necessarily indicative of the results to be expected for the full year ending September 30, 2011.

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
For the Three Months Ended December 31, 2010 and 2009
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

The Company develops and manufactures cellular network extenders which enable users to improve stronger signals and better reception.

Going Concern and Exiting Development Stage

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity and debt financing to continue operations and to generate sustainable revenue. There is no guarantee that the Company will be able to raise adequate equity or debt financing or generate profitable operations. For the three months ended December 31, 2010, the Company incurred a net loss of $758,647 and as of December 31, 2010, the Company had an accumulated deficit of $16,070,210.  Further, as of December 31, 2010 and September 30, 2010, the Company had negative working capital of $2,153,465 and $1,751,682, respectively, and had negative cash flows from operations of approximately $5,376 and 584,085 for the three months ended December 31, 2010 and 2009, respectively.  These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  Management intends to raise additional funds through equity or debt financing and to generate cash from the sale of the Company’s products and from license fees as further described below.

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

Recent Developments

Line of Credit Agreement and Related Agreements; Further Amendment of M&D Agreement

On October 5, 2010, the Company entered into a Line of Credit Agreement (the “Line of Credit Agreement”), and an Amended and Restated Master Global Marketing and Distribution Agreement (the “Amendment No. 2”) with Dollardex, Corp. a Panama corporation (“Dollardex”).

CelLynx Group, Inc.
Notes to Consolidated Financial Statements
For the Three Months Ended December 31, 2010 and 2009
(Unaudited)

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

CelLynx Group, Inc.
Notes to Consolidated Financial Statements
For the Three Months Ended December 31, 2010 and 2009
(Unaudited)

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

As of the filing of this report, Dollardex had funded $200,000 to the Company.  As of February 19, 2011, the Company had entered into an agreement with 5BARz which extended the remaining payment dates in the Line of Credit Agreement by 30 days; therefore, providing for $1,300,000 to be paid on or before March 31, 2011 and another $1,000,000 on or before April 30, 2011.

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

CelLynx Group, Inc.
Notes to Consolidated Financial Statements
For the Three Months Ended December 31, 2010 and 2009
(Unaudited)

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

Cancellation of Options and Issuance of Shares to Daniel Ash

On December 14, 2010, the Board of Directors approved the cancellation of 13,412,638 options that were previously granted to Daniel Ash, the former CEO and Director of the Company, and agreed instead to issue Mr. Ash 13,412,638 shares of the Company's common stock.

Asher Enterprises Agreement

On February 15, 2011, the Company, entered into a Securities Purchase Agreement (the “SPA”) with Asher Enterprises, Inc. a Delaware corporation (“Asher”), in connection with the purchase by Asher of a Convertible Promissory Note (the “Note”).  As of the filing of this report, the Company had not received the funds.

Pursuant to the Note, Asher loaned to the Company the principal amount of $40,000.  The Note bears interest at a rate of 8%, and due on November 17, 2011 (the “Due Date”).   Asher may convert principal and unpaid interest on the note into shares of the Company’s common stock, with the number of shares issuable determined by dividing the amount to be converted by the conversion price (the “Conversion Price”) which is equal to 63% of the average of the three lowest trading prices of the Company’s common stock over the ten trading days prior to the date of the conversion.  Asher is prohibited under the Note from converting amounts if principal and interest that would result in Asher receiving shares, which when combined with shares of the Company’s common stock held by Asher, would result in Asher holding more than 4.99% of the Company’s then-outstanding common stock.  No registration rights were granted in connection with the purchase of the Note, and the shares of common stock, if any, issued upon conversion, will be restricted securities as defined pursuant to the terms of Rule 144.

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

CelLynx Group, Inc.
Notes to Consolidated Financial Statements
For the Three Months Ended December 31, 2010 and 2009
(Unaudited)

Pursuant to the SPA, the Company agreed to grant to Asher a right of first refusal for any subsequent transactions occurring during the twelve month period following the Closing Date, which was February 15, 2011.  The right of first refusal does not apply to any transactions in excess of $250,000.

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

Inventory

Inventory consists of finished goods ready for sale and is valued at the lower of cost (determined on a first-in, first-out basis) or market.  The Company reviews its reserves for slow moving and obsolete inventories. As of December 31, 2010 and September 30, 2010, the Company believes that no reserve was necessary.

Accounts Receivable

The Company maintains reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collection history.  Receivables are written off when they are determined to be uncollectible.  As of December 31, 2010 and September 30, 2010, the Company determined that allowance for bad debt was not necessary.

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

CelLynx Group, Inc.
Notes to Consolidated Financial Statements
For the Three Months Ended December 31, 2010 and 2009
(Unaudited)

Concentration of Credit Risk

Cash includes deposits in accounts maintained at financial institutions.  Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. As of December 31, 2010 and September 30, 2010, the Company did not have any deposits in excess of federally-insured limits.  To date, the Company has not experienced any losses in such accounts.

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

Impairment or Disposal of Long-lived Assets

The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of December 31, 2010 and September 30, 2010, there was no significant impairment of its long-lived assets.

Revenue Recognition

The Company's revenue recognition policies are in compliance with ASC Topic 605, “Revenue Recognition.”  Revenue is recognized at the date of shipment to customers, and when the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured.

CelLynx Group, Inc.
Notes to Consolidated Financial Statements
For the Three Months Ended December 31, 2010 and 2009
(Unaudited)

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

The Company’s warrant liability is carried at fair value totaling $251,756 and $173,856, as of December 31, 2010 and September 30, 2010, respectively.  The Company’s conversion option liability is carried at fair value totaling $30,414 and $30,283 as of December 31, 2010 and September 30, 2010, respectively.  The Company used Level 2 inputs for its valuation methodology for the warrant liability and conversion option liability as their fair values were determined by using the Black-Scholes option pricing model using the following assumptions:

December 31, 2010
Annual dividend yield	-
Expected life (years)	1.25 – 4.19
Risk-free interest rate	.07% – 2.01%
Expected volatility	145%

Expected volatility is based primarily on historical volatility. Historical volatility was computed using daily pricing observations for recent periods that correspond to the term of the warrants and conversion options. We believe this method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants and conversion options. We have no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants and conversion options. The risk-free interest rate is based on U.S. Treasury securities with maturity terms similar to the expected remaining term of the warrants and conversion options.

At December 31, 2010, the Company identified the following assets and liabilities that are required to be presented on the balance sheet at fair value:

	Fair Value	Fair Value Measurements at
	As of	December 31, 2010
	December 31, 2010	Using Fair Value Hierarchy
Liabilities		Level 1	Level 2	Level 3
Warrant liability	$251,756		$251,756
Conversion option liability	30,414		30,414
Total accrued derivative liabilities	$282,170		$282,170

CelLynx Group, Inc.
Notes to Consolidated Financial Statements
For the Three Months Ended December 31, 2010 and 2009
(Unaudited)

For the three months ended December 31, 2010, the Company recognized a loss of $77,900 and $131 for the change in the fair value of accrued warrant liability and the change in fair value of accrued beneficial conversion liability, respectively.  For the three months ended December 31, 2009, the Company recognized $0 and $0 for the change in the fair value of accrued warrant liability and the change in fair value of accrued beneficial conversion liability, respectively.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s consolidated financial statements.  Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred.  No significant penalties or interest relating to income taxes have been incurred during the three months ended December 31, 2010 and 2009.

Net Loss Per Share

The Company reports loss per share in accordance with the ASC Topic 260, “Earnings Per Share.”  Basic earnings per share is based upon the weighted average number of common shares outstanding.  Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised.  Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period, plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding stock options and warrants during the period.  Due to the net loss for the three months ended December 31, 2010 and 2009, none of the potential dilutive securities have been included in the calculation of dilutive earning per share because their effect would be anti-dilutive.

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
For the Three Months Ended December 31, 2010 and 2009
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

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Issued Update (“ASU”) No. 2010-28—Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this Update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. This ASU temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. Accordingly, the Company has not included the disclosures deferred by this ASU.

Note 3 – Equipment

Equipment consisted of the following at December 31, 2010 and September 30, 2010:

	December 31,	September 30,
	2010	2010
Office furniture and equipment	$9,879	$9,879
Computer equipment	8,930	8,930
	18,809	18,809
Accumulated depreciation	(13,082)	(12,722)
Equipment, net	$5,727	$6,087

CelLynx Group, Inc.
Notes to Consolidated Financial Statements
For the Three Months Ended December 31, 2010 and 2009
(Unaudited)

The Company recorded depreciation expense of $360 and $1,328 for the three months ended December 31, 2010 and 2009, respectively.

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

Intangible assets consist of the following:

	December 31,	September 30,
	2010	2010
Patents	$101,378	$101,378
Trademarks	12,487	12,487
Licensing right	8,429	8,429
	122,294	122,294
Accumulated Amortization	(5,037)	(4,522)
Intangibles, net	$117,257	$117,772

The Company recorded amortization expense related to the trademarks of $515 and $516 for the three months ended December 31, 2010 and 2009, respectively.

No amortization has been recorded for the patents as of December 31, 2010, as the patents have not been issued to the Company.

Note 5 – Convertible Promissory Note

Convertible Promissory Note Issued August 15, 2006

On August 15, 2006, the Company issued a secured promissory note (the “August 2006 Note”) for $250,000 to an unrelated entity (the “Holder”).  On November 10, 2007, the August 2006 Note was amended (the “Amended Note”).  At the date of the amendment, the Company was obligated to pay to the Holder $262,356 which represented the principal and accrued interest, and the Holder was entitled to purchase shares of the Company’s securities pursuant to a Warrant to Purchase Common Stock dated August 15, 2006 (“August 2006 Warrant”).  In contemplation of the completion of the reverse merger, the Company and the Holder reached an agreement whereby this Amended Note superseded the August 2006 Note and canceled the August 2006 Warrant.  The principal amount of the Amended Note is $262,356, is unsecured and is convertible into 6,340,029 shares of common stock of the Company and bears interest at 4% per annum, computed on the basis of the actual number of days elapsed and a year of 365 days.  All unpaid principal, together with the accrued but unpaid interest was due and payable upon the earlier of (i) November 9, 2010, at the written request of the Holder to the Company, or (ii) the occurrence of an event of default.  At the date of amendment, the Company determined that the Amended Note had a beneficial conversion feature with a fair value of $767,047. The Company recorded a debt discount of $262,356 and expensed as financing costs the $504,691 of the beneficial conversion feature that exceeded the principal balance.  The Company did not pay the note per the terms of the agreement and as of December 31, 2010, the total unpaid principal balance and accrued interest is $262,356 and $32,949, respectively.

CelLynx Group, Inc.
Notes to Consolidated Financial Statements
For the Three Months Ended December 31, 2010 and 2009
(Unaudited)

Asher Convertible Promissory Note Issued July 22, 2010

On July 22, 2010, the Company entered into a Securities Purchase Agreement (the “SPA”) with Asher Enterprises, Inc., a Delaware corporation (“Asher”), in connection with the purchase by Asher of a Convertible Promissory Note (the “Asher Note”).

Pursuant to the Asher Note, Asher loaned to the Company the principal amount of $55,000.  The Asher Note bears interest at a rate of 8%, and is due on April 21, 2011.   Asher may convert principal and unpaid interest on the note into shares of the Company’s common stock, with the number of shares issuable determined by dividing the amount to be converted by the conversion price which is equal to 63% of the average of the three lowest trading prices of the Company’s common stock over the ten trading days prior to the date of the conversion.  Asher is prohibited under the Asher Note from converting amounts if principal and interest that would result in Asher receiving shares, which when combined with shares of the Company’s common stock held by Asher, would result in Asher holding more than 4.99% of the Company’s then-outstanding common stock.  No registration rights were granted in connection with the purchase of the Asher Note, and the shares of common stock, if any, issued upon conversion, will be restricted securities as defined pursuant to the terms of Rule 144.

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

The Company determined that the Asher Note contained a beneficial conversion feature because the conversion rate was less than the share price at the date of issuance.  The Company recorded a $29,365 debt discount related to the beneficial conversion feature.

The Company recorded interest expense relating to the Amended Note and the Asher Note of $2,426 and $12,062 for the three months ended December 31, 2010 and 2009, respectively.

The Company amortized $22,419 and $28,803 of the debt discount for the three months ended December 31, 2010 and 2009, respectively.

Note 6 - License Agreement

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

The Company recorded amortization expense related to the licensing agreement of $211 and $211 for the three months ended December 31, 2010 and 2009, respectively.

CelLynx Group, Inc.
Notes to Consolidated Financial Statements
For the Three Months Ended December 31, 2010 and 2009
(Unaudited)

Note 7 - Consulting Agreement

On March 31, 2009, the Company entered into a Consulting Agreement with an outside third party.  In connection with this Consulting Agreement, the Company issued warrants to purchase 2,000,000 shares of its Common Stock.  The exercise prices for the warrants are as follows:

Number of	Exercise
Warrants Issued	Price
300,000	$0.10 per share
500,000	$0.15 per share
600,000	$0.20 per share
600,000	$0.25 per share
2,000,000

The vesting schedule is as follows:

Number of	Exercise
Warrants Issued	Price	Vesting Dates
300,000	$0.10 per share	Immediately
500,000	$0.15 per share	Immediately
50,000	$0.20 per share	Immediately
550,000	$0.20 per share	At time of extension
600,000	$0.25 per share	March 31, 2010
2,000,000

On January 15, 2010, the Company entered into a consulting agreement with Seahawk Capital Partners, Inc.  The Company issued 1,000,000 shares of Company restricted stock and 2,000,000 warrants upon signing of agreement.  In addition, the Company agreed to issue an additional 50,000 shares of restricted Company stock.

The exercise prices of the warrants are as follows:

Number of	Exercise
Warrants Issued	Price
285,714	$0.10 per share
285,714	$0.75 per share
285,714	$01.5 per share
285,714	$2.00 per share
285,714	$3.00 per share
285,714	$3.50 per share
285,716	$4.00 per share
2,000,000

CelLynx Group, Inc.
Notes to Consolidated Financial Statements
For the Three Months Ended December 31, 2010 and 2009
(Unaudited)

Note 8 – Stockholder’s Equity

On December 14, 2010, the Board of Directors approved the cancellation of 13,412,638 options that were previously granted to Daniel Ash, the former CEO and Director of the Company, and agreed instead to issue Mr. Ash 13,412,638 shares of the Company's common stock.

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

On December 14, 2010, the Company granted 1,000,000 options the Chairman of the Board of Directors and 1,000,000 options to the acting Chief Financial Officer.  The options vest immediately, are convertible at $0.02 per share and expire on the December 14, 2015.  The Company calculated the value of the options using the Black-Scholes model using the following assumptions:

December 31, 2010
Expected life (years)	5.00
Risk-free interest rate	2.08
Expected volatility	145%
Expected dividend yield	0%

The weighted average grant-date fair value was $0.015 per option.  The Company fair value of $30,324 is recorded as an expense in the accompanying consolidated statement of operations.

The following table summarizes information with respect to options outstanding under the Plan and outside the Plan.

			Weighted
	Number of	Weighted Average	Average	Aggregate
	Shares	Exercise Price	Contractual Life	Intrinsic Value
Outstanding at September 30, 2009	27,713,833	$0.102
Granted	7,874,217	$0.128
Canceled	(2,400,000)	$0.074
Exercised	-
Outstanding at September 30, 2010	33,188,050	$0.103
Granted	2,000,000	$0.020
Canceled	(13,412,638)	$0.079
Exercised	-
Outstanding at December 31, 2010	21,775,412	$0.111	3.75	$12,670
Exercisable at December 31, 2010	18,371,514	$0.093	3.10	$12,670

CelLynx Group, Inc.
Notes to Consolidated Financial Statements
For the Three Months Ended December 31, 2010 and 2009
(Unaudited)

Warrants

The following table summarizes the warrant activity:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Life (in years)	Value
Outstanding, September 30, 2009	8,060,000	$0.12		$-
Granted	28,054,757	0.32
Exercised	-	-
Cancelled	-	-
Outstanding, September 30, 2010	36,114,757	0.12
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, December 31, 2010	36,114,757	$0.27	1.92	$51,250
Exercisable, December 31, 2010	36,114,757	$0.27	1.92	$51,250

Note 9 - Commitments and Contingencies

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

The Company recorded rent expense of $31,497 and $20,586 for three months ended December 31, 2010 and 2009, respectively.

Litigation

The Company is subject to various legal matters in the ordinary course of business.  After taking into consideration the Company’s legal counsels’ evaluation of these matters, the Company has determined that the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial statements.

Note 10 – Subsequent Events

Asher Enterprises Agreement

On February 15, 2011, the Company entered into a Securities Purchase Agreement (the “SPA”) with Asher Enterprises, Inc. a Delaware corporation (“Asher”), in connection with the purchase by Asher of a Convertible Promissory Note (the “Note”).  The Company had not received the proceeds of the sale as of the filing date of this report.  The terms of the Note and the SPA are described more fully above in Note 1.

CelLynx Group, Inc.
Notes to Consolidated Financial Statements
For the Three Months Ended December 31, 2010 and 2009
(Unaudited)

Asher Conversion of Note

Subsequent to December 31, 2010, Asher elected to convert $22,000 of its convertible note into 1,197,742 shares of common stock.

In the above transaction, the Note was issued to an accredited investor pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and rules promulgated pursuant thereto.  Additionally, the underlying shares of common stock issued upon conversion of the Note were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and rules promulgated pursuant thereto.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

Certain statements in the Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “forecast,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Through the date of this filing, the Company has received $200,000 from Dollardex.  As of February 19, 2011, the Company had entered into an agreement with 5BARz which extended the remaining payment dates in the Line of Credit Agreement by 30 days; therefore, providing for $1,300,000 to be paid on or before March 31, 2011 and another $1,000,000 on or before April 30, 2011.

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

There is no assurance that the Company will receive the entire amount of funding provided in the Line of Credit Agreement. As of January 12, 2011, no units had been sold through 5BARz; consequently, the Company had not received any licensing fees provided for in the agreement.

Results of Operations

Comparison of the three months ended December 31, 2010 and 2009

	Three months ended December 31,
	2010	2009	$ Change	% Change

Revenue	$-	$11,820	$(11,820)	-100.0%

Cost of revenue	-	9,559	(9,559)	-100.0%

Gross profit	-	2,261	(2,261)	-100.0%

Operating expenses	655,771	788,884	(133,113)	-16.9%

Non operating income (expenses)	(102,876)	(47,879)	(54,997)	114.9%

Net loss	$(758,647)	$(834,502)	$75,855	-9.1%

Revenue and Cost of Revenue

During the three months ended December 31, 2010 and 2009, we generated $0 and $11,820, respectively, in revenue that arose from the initial sale of our 5BARz units which became sellable in July 2009.  Cost of revenues was $0 and $9,559, respectively, resulting in a gross profit of $0 and $2,261, respectively.  Due to the lack of financing, we have scaled down operations during the three months ended December 31, 2010.

Operating Expenses

Total operating expenses incurred for the three months ended December 31, 2010 were $655,771 compared to $788,884 for the three months ended December 31, 2009, a decrease of $133,113.  The significant decrease was due to a significant decrease in salaries and wages.  During the three months ended December 31, 2010, we recognized $0 of salaries and wages expense compared to $192,420  for the three months ended December 31, 2009, for a decrease of $192,420 or 100%.  There was also a significant decrease in the options compensation expense. During the three months ended December 31, 2010, we recognized $127,974 of options compensation expense compared to $170,183 for the three months ended December 31, 2009, for a decrease of $42,208 or (25%).  Our salaries and wages expense has decreased as we have laid off and/or terminated employees.  Current workers function and are classified as “independent contractors”.

Non Operating Income and Expenses

Total non-operating income expenses incurred for the three months ended December 31, 2010, was $102,876 compared to $47,879 for the three months ended December 31, 2009, which was an increase of $54,997.  The difference was due to the increase in the accrued warrant liability of $77,900 offset by a decrease in interest and financing costs of $23,845.  The increase in the warrant liability was due to the change in the share price from $0.015 to $0.0215.  The decrease in the interest and financing costs is due to a decrease in outstanding loans and the decrease in amortization of debt discounts and they became fully amortized.

Liquidity and Capital Resources

Financial Condition

As of December 31, 2010, we had cash of $1,225, and we had a working capital deficit of $2,153,465 compared to cash of $6,601 and a working capital deficit of $1,751,682 as of December 31, 2009.  The increase in working capital deficit is due the increase in current liabilities which is primarily comprised of accounts payable and convertible notes.

During the three months ended December 31, 2010, cash used in operating activities was $5,376.  Cash used in operating activities consisted of a net loss of $758,647 increased by the change in fair value of accrued warrant liability of $77,900, non-cash expenses of $127,974 for stock-based compensation, 228,015 for stock issued for services, $22,419 for the amortization of debt discount, an increase in other assets of $94,521, and an increase of $201,436 for change in accounts payable and accrued expenses.

No cash was used investing activities for the three months ended December 31, 2010, compared to $1,575 used in the three months ended December 31, 2009.

No cash was provided by financing activities for the three months ended December 31, 2010, compared to $607,200 for the three months ended December 31, 2009.

We anticipate raising an additional $2.3 million through draw downs under the 5BARz Line of Credit Agreement referred to above.  There is no assurance that we will be able to raise the entire amount. We believe that our current cash, anticipated cash flows from operations, and net proceeds from the private placement financing will be sufficient to meet our anticipated cash needs, including our cash needs for working capital and capital expenditures.

Going Concern

In our Annual Report on Form 10-K for the year ended September 30, 2010, our independent auditors included an explanatory paragraph in its report relating to our consolidated financial statements for the years ended September 30, 2010 and 2009, which states that we have incurred negative cash flows from operations since inception, and expect to incur additional losses in the future and have a substantial accumulated deficit. These conditions give rise to substantial doubt about our ability to continue as a going concern. Our ability to expand operations and generate additional revenue and our ability to obtain additional funding will determine our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have prepared our consolidated financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2010, we had an accumulated deficit of approximately $16,070,210, negative cash flows from operations since inception, and expect to incur additional losses in the future as we continue to develop and grow our business. We have funded our losses primarily through the sale of common stock and warrants in private placements; borrowings from related parties and other investors; and revenue provided by the sales of our 5BARz unit. The further development of our business will require capital.  Our operating expenses will consume a material amount of our cash resources.

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

Impairment or Disposal of Long-lived Assets

The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of December 31, 2010, and September 30, 2010, there was no significant impairment of its long-lived assets.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred.  No significant penalties or interest relating to income taxes have been incurred during the three months ended December 31, 2010 and 2009.

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

Not Applicable.

ITEM 4.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934 (the "Exchange Act") require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer ("CEO") and a consultant providing services commonly provided by a Chief Financial Officer ("CFO") carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, as of the Evaluation Date, our CEO and CFO believe that:

(i) our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure; and

(ii) our disclosure controls and procedures are not effective

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Asher Conversion of Convertible Note

On January 31, 2011, we issued 534,759 shares of common stock pursuant to the conversion of $10,000 principal of the Asher convertible note.  The conversion rate was $.0187.

On February 8, 2011, we issued 662,983 shares of common stock pursuant to the conversion of $12,000 principal of the Asher convertible note.  The conversion rate was $.0181.

Cancellation of Options and Issuance of Shares to Daniel Ash

On December 14, 2010, the Board of Directors approved the cancellation of 13,412,638 options that were previously granted to Daniel Ash, the former CEO and Director of the Company, and agreed instead to issue Mr. Ash 13,412,638 shares of the Company's common stock.

In each issuance discussed above, the shares of common stock were issued without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    (REMOVED AND RESERVED)

ITEM 5.   OTHER INFORMATION

(a)	None.

(b)	There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.   EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description

10.1	Amendment No. 1 to Master Global Marketing and Distribution Agreement (previously filed as an exhibit to the Current Report filed with the Commission on June 15, 2010)

10.2	Securities Purchase Agreement (previously filed as an exhibit to the Current Report filed with the Commission on August 5, 2010)

10.3	Convertible Promissory Note (previously filed as an exhibit to the Current Report filed with the Commission on August 5, 2010)

10.4	Securities Purchase Agreement with Asher Enterprises*

10.5	Convertible Promissory Note*

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *
__________________
* Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLYNX GROUP, INC.
(Registrant)

Date: February 22, 2011	By:	/s/ Norman Collins
Norman Collins
Chief Executive Officer