Form 10-Q
period 2011-03-31
CelLynx Group, Inc.
filed 2011-05-16
CIK 1067286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date: 188,929,177 issued and outstanding as of May 13, 2011.

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CELLYNX GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2011	2010
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$9,434	$6,601
Accounts receivable	-	1,925
Inventory	30,212	30,212
Prepaids and other current assets	-	165,411
TOTAL CURRENT ASSETS	39,646	204,149

EQUIPMENT, net	4,682	6,087
INTANGIBLE ASSETS, net	117,831	117,772
TOTAL ASSETS	$162,159	$328,008

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,497,750	$1,417,641
Accrued interest	40,300	36,054
Accrued derivative liabilities	413,043	204,139
Line of credit	80,000	20,000
Advances for asset purchase agreement	260,434

Convertible promissory notes, net of debt discount of $69,415 and $34,359 as of March 31, 2011 and September 30, 2010, respectively	325,441	277,997
TOTAL CURRENT LIABILITIES	2,616,968	1,955,831

TOTAL LIABILITIES	2,616,968	1,955,831

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Series A preferred stock, $0.001 par value;100,000,000 shares authorized; nil shares issued and outstanding	-	-
Common stock, $0.001 par value, 400,000,000 shares authorized; 188,929,177 and 171,752,572 shares issued and outstanding as of March 31, 2011 and September 30, 2010, respectively	188,929	171,752
Additional paid-in capital	14,009,000	13,511,988
Accumulated deficit	(16,652,738)	(15,311,563)
Total stockholders' deficit	(2,454,809)	(1,627,823)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$162,159	$328,008

The accompanying notes are an integral part of these consolidated financial statements.

CELLYNX GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net Revenue	$-	$36,003	$-	$47,823
Cost of Revenue	-	24,281	-	33,840
Gross profit	-	11,722	-	13,983
Operating expenses
Research and development	-	24,767	-	47,371
General and administrative	473,913	1,821,428	1,129,684	2,587,708
Total operating expenses	473,913	1,846,195	1,129,684	2,635,079

Loss from operations	(473,913)	$(1,834,473)	$(1,129,684)	$(2,621,096)
				$
Non-operating income (expense):
Interest and financing costs, net	(25,146)	(34,019)	(49,991)	(81,898)
Change in fair value of accrued beneficial conversion liability,	(521)	-	(652)	-
Change in fair value of accrued warrant liability	(82,948)	-	(160,848)	-
Total non-operating expense, net	(108,615)	(34,019)	(211,491)	(81,898)

Net loss	$(582,528)	$(1,868,492)	$(1,341,175)	$(2,702,994)

Weighted average shares outstanding - Basic and Diluted:	186,667,298	159,958,838	180,380,815	150,230,785

Earnings per share - Basic and Diluted:	$(0.00)	$(0.01)	$(0.01)	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

CELLYNX GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended	Six Months Ended
	March 31, 2011	March 31, 2010
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,341,175)	$(2,702,994)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,436	3,660
Warrants issued for services	-	327,087
Stock issued for services	228,015	347,691
Stock issued for interest expense	-	20,323
Stock compensation expense for options issued to employees and consultants	198,996	605,735
Change in fair value of accrued beneficial conversion liability	652	-
Change in fair value of accrued warrant liability	160,848	-
Amortization of debt discount	42,761	58,072
Changes in operating assets and liabilities:
Change in accounts receivable	1,925	(8,976)
Change in inventory	-	(96,580)
Change in other assets	165,411	15,750
Change in accounts payable, accrued expenses and accrued interest	91,120	102,808
Net cash used in operating activities	(449,011)	(1,327,424)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	(1,090)	(12,224)
Net cash used in investing activities	(1,090)	(12,224)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of shareholder convertible notes	-	(41,000)
Payment of convertible notes	-	(37,500)
Proceeds from issuance of convertible notes, net	132,500	-
Proceeds from advances for asset purchase agreement	260,434	-
Proceeds from line of credit	60,000	-
Proceeds from issuance of common stock	-	1,499,001
Payment of offering costs associated with the sale of common stock	-	(33,300)
Net cash provided by financing activities	452,934	1,387,201

NET INCREASE IN CASH	2,833	47,553

CASH, BEGINNING OF PERIOD	6,601	6,776

CASH, END OF PERIOD	$9,434	$54,329

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING:
Conversion of convertible note payable to common stock	$55,000	$140,823
Issuance of common stock for prepaid services	$-	$353,426

The accompanying notes are an integral part of these consolidated financial statements.

CELLYNX GROUP, INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 and 2010
(Unaudited)

Note 1 - Organization

The unaudited consolidated financial statements have been prepared by CelLynx Group, Inc., formerly known as NorPac Technologies, Inc. (hereinafter referred to as “CelLynx” or the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results for the six months ended March 31, 2011, are not necessarily indicative of the results to be expected for the full year ending September 30, 2011.

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

CELLYNX GROUP, INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 and 2010
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

Going Concern and Exiting Development Stage

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity and debt financing to continue operations and to generate sustainable revenue. There is no guarantee that the Company will be able to raise adequate equity or debt financing or generate profitable operations. For the three and six months ended March 31, 2011, the Company incurred a net loss of $582,528 and $1,341,175, respectively.  As of March 31, 2011, the Company had an accumulated deficit of $16,652,738.  Further, as of March 31, 2011 and September 30, 2010, the Company had negative working capital of $2,577,322 and $1,751,682, respectively, and had negative cash flows from operations of approximately $449,011 and 1,327,424 for the six months ended March 31, 2011 and 2010, respectively.  These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  Management intends to raise additional funds through equity or debt financing and to generate cash from the sale of the Company’s products and from license fees as further described below.

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

Recent Developments

Through March 31, 2011 the Company has received $260,434 from Dollardex/5BARz applicable to the Asset Purchase Agreement and an additional $85,000 since March 31, 2011. The Company has also received $80,000 applicable to the Line of Credit Agreement through March 31, 2011 and an additional $13,500 since March 31, 2011.  All of these funds have been received directly or as payments made to third parties on the Company’s behalf.

CELLYNX GROUP, INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 and 2010
(Unaudited)

Additionally, as of May 12, 2011, the Company and 5BARz have entered into an addendum to the Line of Credit Agreement which sets out a new schedule of payments for the remaining balance of $2,206,500 as follows:

(i)	$160,000 on or before June 30, 2011;

(ii)	$240,000 on or before August 31, 2011;

(iii)	$500,000 on or before October 31, 2011; and

(iv)	$1,306,500 on or before December 1, 2011.

Further, as of May 12, 2011 the Company and 5BARz have entered into an addendum to the Asset Purchase Agreement which sets out a new payment date for the balance of $1,154,566 to be paid on or before September 30, 2011

There is no assurance that the Company will receive the entire amount of funding provided in the Line of Credit Agreement or the Asset Purchase Agreement. As of May 12, 2011, no units had been sold through 5 Barz; consequently, the Company had not received any of the licensing fees under this agreement.

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

Inventory

Inventory consists of finished goods ready for sale and is valued at the lower of cost (determined on a first-in, first-out basis) or market.  The Company reviews its reserves for slow moving and obsolete inventories. As of March 31, 2011 and September 30, 2010, the Company believes that no reserve was necessary.

Accounts Receivable

The Company maintains reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collection history.  Receivables are written off when they are determined to be uncollectible.  As of March 31, 2011 and September 30, 2010, the Company determined that allowance for bad debt was not necessary.

CELLYNX GROUP, INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 and 2010
(Unaudited)

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

Concentration of Credit Risk

Cash includes deposits in accounts maintained at financial institutions.  Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. As of March 31, 2011 and September 30, 2010, the Company did not have any deposits in excess of federally-insured limits.  To date, the Company has not experienced any losses in such accounts.

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

Impairment or Disposal of Long-lived Assets

The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of March 31, 2011 and September 30, 2010, there was no significant impairment of its long-lived assets.

CELLYNX GROUP, INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 and 2010
(Unaudited)

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

The Company’s warrant liability is carried at fair value totaling $334,704 and $173,856, as of March 31, 2011 and September 30, 2010, respectively.  The Company’s conversion option liability is carried at fair value totaling $78,339 and $30,283 as of March 31, 2011 and September 30, 2010, respectively.  The Company used Level 2 inputs for its valuation methodology for the warrant liability and conversion option liability as their fair values were determined by using the Black-Scholes option pricing model using the following assumptions:

March 31, 2011
Annual dividend yield	-
Expected life (years)	1.00 – 3.95
Risk-free interest rate	0.3% - 1.60%
Expected volatility	145%

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

CELLYNX GROUP, INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 and 2010
(Unaudited)

At March 31, 2011, the Company identified the following assets and liabilities that are required to be presented on the balance sheet at fair value:

	Fair Value	Fair Value Measurements at
	As of	March 31, 2011
	March 31, 2011	Using Fair Value Hierarchy
Liabilities		Level 1	Level 2	Level 3
Warrant liability	$334,704		$334,704
Conversion option liability	78,339		78,339
Total accrued derivative liabilities	$413,043		$413,043

For the three and six months ended March 31, 2011, the Company recognized a loss of $83,469 and $161,500 for the change in the fair value of accrued warrant liability and the change in fair value of accrued beneficial conversion liability, respectively.  For the three and six months ended March 31, 2010, the Company recognized $0 for the change in the fair value of accrued warrant liability and the change in fair value of accrued beneficial conversion liability.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s consolidated financial statements.  Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred.  No significant penalties or interest relating to income taxes have been incurred during the three and six months ended March 31, 2011 and 2010.

CELLYNX GROUP, INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 and 2010
(Unaudited)

Net Loss Per Share

The Company reports loss per share in accordance with the ASC Topic 260, “Earnings Per Share.”  Basic earnings per share is based upon the weighted average number of common shares outstanding.  Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised.  Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period, plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding stock options and warrants during the period.  Due to the net loss for the three and six months ended March 31, 2011 and 2010, none of the potential dilutive securities have been included in the calculation of dilutive earning per share because their effect would be anti-dilutive.

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

CELLYNX GROUP, INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 and 2010
(Unaudited)

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

Note 3 – Equipment

Equipment consisted of the following at March 31, 2011 and September 30, 2010:

	March 31,	September 30,
	2011	2010
Office furniture and equipment	$9,879	$9,879
Computer equipment	8,930	8,930
	18,809	18,809
Accumulated depreciation	(14,127)	(12,722)
Equipment, net	$4,682	$6,087

The Company recorded depreciation expense of $1,045 and $1,405 for the three and six months ended March 31, 2011, respectively, and $1,301 and $2,629 for the three and six months ended March 31, 2010, respectively.

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

Intangible assets consist of the following:

	March 31,	September 30,
	2011	2010
Patents	$102,468	$101,378
Trademarks	12,487	12,487
Licensing right	8,429	8,429
	123,384	122,294
Accumulated Amortization	(5,553)	(4,522)
Intangibles, net	$117,831	$117,772

The Company recorded amortization expense related to the trademarks of $305 and $610 for the three and six months ended March 31, 2011 respectively.  The Company recorded amortization expense related to the trademarks of $305 and $610 for the three and six months ended March 31, 2010 respectively.

No amortization has been recorded for the patents as of March 31, 2011, as the patents have not been issued to the Company.

CELLYNX GROUP, INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 and 2010
(Unaudited)

Note 5 – Convertible Promissory Notes

Convertible Promissory Note Issued August 15, 2006

On August 15, 2006, the Company issued a secured promissory note (the “August 2006 Note”) for $250,000 to an unrelated entity (the “Holder”).  On November 10, 2007, the August 2006 Note was amended (the “Amended Note”).  At the date of the amendment, the Company was obligated to pay to the Holder $262,356 which represented the principal and accrued interest, and the Holder was entitled to purchase shares of the Company’s securities pursuant to a Warrant to Purchase Common Stock dated August 15, 2006 (“August 2006 Warrant”).  In contemplation of the completion of the reverse merger, the Company and the Holder reached an agreement whereby this Amended Note superseded the August 2006 Note and canceled the August 2006 Warrant.  The principal amount of the Amended Note is $262,356, is unsecured and is convertible into 6,340,029 shares of common stock of the Company and bears interest at 4% per annum, computed on the basis of the actual number of days elapsed and a year of 365 days.  All unpaid principal, together with the accrued but unpaid interest was due and payable upon the earlier of (i) November 9, 2010, at the written request of the Holder to the Company, or (ii) the occurrence of an event of default.  At the date of amendment, the Company determined that the Amended Note had a beneficial conversion feature with a fair value of $767,047. The Company recorded a debt discount of $262,356 and expensed as financing costs the $504,691 of the beneficial conversion feature that exceeded the principal balance.  The Company did not pay the note per the terms of the agreement and as of March 31, 2011, the total unpaid principal balance and accrued interest is $262,356 and $35,537, respectively.

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

CELLYNX GROUP, INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 and 2010
(Unaudited)

On various days during the three months ended March 31, 2011, Asher converted the $55,000 note for 3,763,967 shares of the Company’s common stock.  See Note 8.

Asher Convertible Promissory Note Issued February 22, 2011

On February 22, 2011, the Company entered into a Securities Purchase Agreement (the “SPA”) with Asher Enterprises, Inc., a Delaware corporation (“Asher”), in connection with the purchase by Asher of a Convertible Promissory Note (the “Asher February 2011 Note”).

Pursuant to the Asher February 2011 Note, Asher loaned to the Company the principal amount of $40,000.  The Asher February 2011 Note bears interest at a rate of 8%, and is due on November 17, 2011.   Asher may convert principal and unpaid interest on the note into shares of the Company’s common stock, with the number of shares issuable determined by dividing the amount to be converted by the conversion price which is equal to 63% of the average of the three lowest trading prices of the Company’s common stock over the ten trading days prior to the date of the conversion.  Asher is prohibited under the Asher February 2011 Note from converting amounts if principal and interest that would result in Asher receiving shares, which when combined with shares of the Company’s common stock held by Asher, would result in Asher holding more than 4.99% of the Company’s then-outstanding common stock.  No registration rights were granted in connection with the purchase of the Asher Note, and the shares of common stock, if any, issued upon conversion, will be restricted securities as defined pursuant to the terms of Rule 144.

Pursuant to the terms of the Asher February2011 Note, while there remains any unpaid amounts owing on the Asher February 2011 Note, the Company may not incur additional debt without Asher’s approval except for (i) debt that was owed or committed as of the date of the SPA and of which the Company had informed Asher; (ii) indebtedness to trade creditors or financial institutions in the ordinary course of business; (c) debt which in the aggregate does not exceed $250,000; or (d) debt the proceeds of which are used to repay the Asher Note.

The Company has the right to pre-pay the Asher February 2011 Note during the first 120 days following the date of the Asher February 2011 Note by paying to Asher 150% of the then-outstanding principal amount and any accrued and unpaid interest, penalties, or other amounts owing.

CELLYNX GROUP, INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 and 2010
(Unaudited)

The Company determined that the Asher February 2011 Note contained a beneficial conversion feature because the conversion rate was less than the share price at the date of issuance.  The Company recorded a $23,492 debt discount related to the beneficial conversion feature.

Asher Convertible Promissory Note Issued March 10, 2011

On March 10, 2011, the Company entered into a Securities Purchase Agreement (the “SPA”) with Asher Enterprises, Inc., a Delaware corporation (“Asher”), in connection with the purchase by Asher of a Convertible Promissory Note (the “Asher March 2011 Note”).

Pursuant to the Asher March 2011 Note, Asher loaned to the Company the principal amount of $42,500.  The Asher March 2011 Note bears interest at a rate of 8%, and is due on December 7, 2011.   Asher may convert principal and unpaid interest on the note into shares of the Company’s common stock, with the number of shares issuable determined by dividing the amount to be converted by the conversion price which is equal to 63% of the average of the three lowest trading prices of the Company’s common stock over the ten trading days prior to the date of the conversion.  Asher is prohibited under the Asher March 2011 Note from converting amounts if principal and interest that would result in Asher receiving shares, which when combined with shares of the Company’s common stock held by Asher, would result in Asher holding more than 4.99% of the Company’s then-outstanding common stock.  No registration rights were granted in connection with the purchase of the Asher March 2011 Note, and the shares of common stock, if any, issued upon conversion, will be restricted securities as defined pursuant to the terms of Rule 144.

Pursuant to the terms of the Asher March 2011 Note, while there remains any unpaid amounts owing on the Asher March 2011 Note, the Company may not incur additional debt without Asher’s approval except for (i) debt that was owed or committed as of the date of the SPA and of which the Company had informed Asher; (ii) indebtedness to trade creditors or financial institutions in the ordinary course of business; (c) debt which in the aggregate does not exceed $250,000; or (d) debt the proceeds of which are used to repay the Asher March 2011 Note.

The Company has the right to pre-pay the Asher March 2011 Note during the first 120 days following the date of the Asher March 2011 Note by paying to Asher 150% of the then-outstanding principal amount and any accrued and unpaid interest, penalties, or other amounts owing.

The Company determined that the Asher March 2011 Note contained a beneficial conversion feature because the conversion rate was less than the share price at the date of issuance.  The Company recorded a $24,960 debt discount related to the beneficial conversion feature.

Yaretz Convertible Promissory Note Issued April 5, 2011 – Related Party

On April 5, 2011, the Company entered into a Securities Purchase Agreement (the “SPA”) with one of its directors, Dwayne Yaretz (“Yaretz”), in connection with the purchase by Yartez of a Convertible Promissory Note (the “Yaretz Note”).

Pursuant to the Yartez Note,  Yartez loaned to the Company the principal amount of $50,000.  The Yartez Note bears interest at a rate of 8%, and is due on January 5, 2012.  Yartez may convert principal and unpaid interest on the note into shares of the Company’s common stock, with the number of shares issuable determined by dividing the amount to be converted by the conversion price which is equal to 63% of the average of the three lowest trading prices of the Company’s common stock over the ten trading days prior to the date of the conversion.  Yartez is prohibited under the Yartez Note from converting amounts if principal and interest that would result in Yartez receiving shares, which when combined with shares of the Company’s common stock held by Yartez, would result in Yartez holding more than 4.99% of the Company’s then-outstanding common stock.  No registration rights were granted in connection with the purchase of the Yartez Note, and the shares of common stock, if any, issued upon conversion, will be restricted securities as defined pursuant to the terms of Rule 144.

Pursuant to the terms of the Yartez Note, while there remains any unpaid amounts owing on the Yartez Note, the Company may not incur additional debt without Yartez’s approval except for (i) debt that was owed or committed as of the date of the SPA and of which the Company had informed Yartez; (ii) indebtedness to trade creditors or financial institutions in the ordinary course of business; (c) debt which in the aggregate does not exceed $250,000; or (d) debt the proceeds of which are used to repay the Yartez Note.

The Company has the right to pre-pay the Yartez Note during the first 120 days following the date of the Yartez Note by paying to Yartez 150% of the then-outstanding principal amount and any accrued and unpaid interest, penalties, or other amounts owing.

The Company determined that the Yartez Note contained a beneficial conversion feature because the conversion rate was less than the share price at the date of issuance.  The Company recorded a $29,365 debt discount related to the beneficial conversion feature.

The Company recorded interest expense relating to the convertible promissory notes of $3,584 and $6,010 for the three and six months ended March 31, 2011, respectively and $4,098 and $16,160 for the three and six months ended March 31, 2010, respectively.

The Company amortized $20,343 and $42,762 of the debt discount for the three and six months ended March 31, 2011 respectively and $28,177 and $56,979 of the debt discount for the three and six months ended March 31, 2010, respectively.

CELLYNX GROUP, INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 and 2010
(Unaudited)

The following table summarizes the convertible promissory notes at March 31, 2011 and September 30, 2010:

	March 31, 2011	September 30, 2010

Issued August 2006, amended November 2007	$262,356	$262,356
Issued July 22, 2010	-	50,000
Less: Debt discount	-	(34,359)
Issued February through March 2011	132,500	-
Less: Debt discount	(69,415)	-
Convertible promissory notes, net	$325,441	$277,997

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

The Company recorded amortization expense related to the licensing agreement of $211 and $421 for the three and six months ended March 31, 2011,respectively and $211 and $421 for the three and six months ended March 31, 2010, respectively.

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
2,000,000

CELLYNX GROUP, INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 and 2010
(Unaudited)

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

On January 31, 2011, the Company issued 534,759 shares of common stock pursuant to the conversion of $10,000 principal of the Asher Note.  The conversion rate was $.0187.

On February 8, 2011, the Company issued 662,983 shares of common stock pursuant to the conversion of $12,000 principal of the Asher Note.  The conversion rate was $.0181.

On February 22, 2011, the Company issued 609,756 shares of common stock pursuant to the conversion of $10,000 principal of the Asher Note.  The conversion rate was $.0164.

On March 2, 2011, the Company issued 921,986 shares of common stock pursuant to the conversion of $13,000 principal of the Asher Note.  The conversion rate was $.0141.

On March 10, 2011, the Company issued 1,034,483 shares of common stock pursuant to the conversion of $10,000 principal and $2,000 accrued interest of the Asher Note.  The conversion rate was $.0097.

CELLYNX GROUP, INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 and 2010
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

On December 14, 2010, the Company granted 1,000,000 options to the Chairman of the Board of Directors and 1,000,000 options to the acting Chief Financial Officer.  The options vest immediately, are convertible at $0.02 per share and expire on the December 14, 2015.  The Company calculated the value of the options using the Black-Scholes model using the following assumptions:

December 31, 2010
Expected life (years)	5.00
Risk-free interest rate	2.08
Expected volatility	145%
Expected dividend yield	0%

The weighted average grant-date fair value was $0.015 per option.  The Company fair value of $30,324 is recorded as an expense in the accompanying consolidated statement of operations.

The following table summarizes information with respect to options outstanding under the Plan and outside the Plan.

	Number of	Weighted Average	Weighted Average	Aggregate
	Shares	Exercise Price	Contractual Life	Intrinsic Value
Outstanding at September 30, 2010	33,188,050	$0.103
Granted	2,000,000	0.020
Canceled	(13,412,638)	0.079
Exercised	-
Outstanding at March 31, 2011	21,775,412	$0.111	3.50	$38,284
Exercisable at March 31, 2011	18,762,119	$0.094	2.84	$38,284

CELLYNX GROUP, INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 and 2010
(Unaudited)

Warrants

The following table summarizes the warrant activity:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Life (in years)	Value
Outstanding, September 30, 2010	36,114,757	$0.12		$-
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, March 31, 2011	36,114,757	$0.27	1.68	$70,000
Exercisable, March 31, 2011	36,114,757	$0.27	1.68	$70,000

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

The Company recorded rent expense of $39,080 and $70,577 for three and six months ended March 31, 2011 and $20,766 and $41,132 for three and six months ended March 31, 2010, respectively.

Litigation

The Company is subject to various legal matters in the ordinary course of business.  After taking into consideration the Company’s legal counsels’ evaluation of these matters, the Company has determined that the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial statements.

Note 10 – Subsequent Events

The Company has evaluated all subsequent events that occurred up to the time of the Company's issuance of its financial statements.

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

Our product line is being manufactured by contract manufacturers located in the Philippines, with whom CelLynx has established manufacturing and supply chain relationships.  These manufacturers allow us to capitalize on the full advantages of multiple manufacturing locations with a trained and experienced technical work force, state-of-the-art facilities and knowledge of all aspects of supply chain management, operational execution, global logistics and reverse logistics. The marketing and sales functions will be handled by 5BARz International, Inc., the assignee of the Dollardex Agreement, in accordance with the M&D Agreement discussed below, incorporating a multi-channel strategy that includes distribution partners, wireless service providers, retail outlets and international joint ventures.

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

Through March 31, 2011 the Company has received $260,434 from Dollardex/5BARz applicable to the Asset Purchase Agreement and an additional $85,000 since March 31, 2011. The Company has also received $80,000 applicable to the Line of Credit Agreement through March 31, 2011 and an additional $13,500 since March 31, 2011.  All of these funds have been received directly or as payments made to third parties on the Company’s behalf.

Additionally, as of May 12, 2011, the Company and 5BARz have entered into an addendum to the Line of Credit Agreement which sets out a new schedule of payments for the remaining balance of $2,206,500 as follows:

(i)	$160,000 on or before June 30, 2011;

(ii)	$240,000 on or before August 31, 2011;

(iii)	$500,000 on or before October 31, 2011; and

(iv)	$1,306,500 on or before December 1, 2011.

Further, as of May 12, 2011 the Company and 5BARz have entered into an addendum to the Asset Purchase Agreement which sets out a new payment date for the balance of $1,154,566 to be paid on or before $September 30, 2011

There is no assurance that the Company will receive the entire amount of funding provided in the Line of Credit Agreement or the Asset Purchase Agreement. As of May 12, 2011, no units had been sold through 5 Barz; consequently, the Company had not received any of the licensing fees under this agreement.

As earlier reported in the Company’s Form 10K,  the Company was a Defendant in an action brought by Dophinshire L.P. regarding its office space in Mission Viejo, CA.  That action has since been dismissed.

Also, as had been reported in the Company’s Form 10K, the Company is facing claims for back wages by some of its former employees.  Some of those claims have been partially paid and others will be paid in the normal course of business or will otherwise be defended.

Results of Operations

Comparison of the three months ended March 31, 2011 and 2010

	Three months ended March 31,
	2011	2010	$ Change	% Change

REVENUE	$-	$36,003	$(36,003)	-100.0%

COST OF REVENUE	-	24,281	(24,281)	-100.0%

GROSS PROFIT	-	11,722	(11,722)	-100.0%

OPERATING EXPENSES	473,913	1,846,195	(1,372,282)	-74.3%

NON OPERATING INCOME (EXPENSES)	(108,615)	(34,019)	(74,596)	219.3%

NET LOSS	$(582,528)	$(1,868,492)	$1,285,964	-68.8%

Revenue and Cost of Revenue

During the three months ended March 31, 2011 and 2010, we generated $0 and $36,003, respectively, in revenue that arose from the initial sale of our 5Barz units which became sellable in July 2009.  Cost of revenues was $0 and $24,281, respectively, resulting in a gross profit of $0 and $11,722, respectively.

Operating Expenses

Total operating expenses incurred for the three months ended March 31, 2011 were $473,913 compared to $1,846,195 for the six months ended March 31, 2010, which decreased by $1,372,282.  The significant decrease was due to a significant decrease in salaries and wages.  During the three months ended March 31, 2010, we recognized $193,162 of salaries and wages expense compared to $0 for the three months ended March 31, 2011, for a decrease of $193,162 or 100%.  There was also a significant decrease in the options compensation expense. During the three months ended March 31, 2010, we recognized $435,552 of options compensation expense compared to $71,021 for the three months ended March 31, 2011, for a decrease of $364,531 or (84)%.

Non Operating Income and Expenses

Total non-operating expenses incurred for the three months ended March 31, 2011 was $108,615 compared to $34,019 for the three months ended March 31, 2010 which was an increase of $74,596.  The difference was due to the increased fair value of warrants for the three months ended March 31, 2011.

Results of Operations

Comparison of the six months ended March 31, 2011 and 2010

	Six months ended March 31,
	2011	2010	$ Change	% Change

REVENUE	$-	$47,823	$(47,823)	100.0%

COST OF REVENUE	-	33,840	(33,840)	100.0%

GROSS PROFIT	-	13,983	(13,983)	100.0%

OPERATING EXPENSES	1,129,684	2,635,079	(1,505,395)	-57.1%

NON OPERATING EXPENSES	(211,491)	(81,898)	(129,593)	158.2%

NET LOSS	$(1,341,175)	$(2,702,994)	$1,361,819	-50.4%

Revenue and Cost of Revenue

During the six months ended March 31, 2011 and 2010, we generated $0 and $47,823, respectively, in revenue that arose from the initial sale of our 5Barz units which became sellable in July 2009.  Cost of revenues was $0 and $33,840, respectively, resulting in a gross profit of $0 and $13,983, respectively.

Operating Expenses

Total operating expenses incurred for the six months ended March 31, 2011 were $1,129,684 compared to $2,635,079 for the six months ended March 31, 2010, which decreased by $1,505,395.  The significant decrease was due to a significant decrease in salaries and wages.  During the six months ended March 31, 2010, we recognized $385,582 of salaries and wages expense compared to $0 for the six months ended March 31, 2011, for a decrease of $385,582 or 100%.  There was also a significant decrease in the options compensation expense. During the six months ended March 31, 2010, we recognized $605,735 of options compensation expense compared to $198,996 for the six months ended March 31, 2011, for a decrease of $406,739 or -67%.

Non Operating Income and Expenses

Total non-operating expenses incurred for the six months ended March 31, 2011 was $211,491 compared to $81,898 for the six months ended March 31, 2010 which was an increase of $129,593.  The difference was due to the increased fair value of warrants for the six months ended March 31, 2011.

Liquidity and Capital Resources

Financial Condition

As of March 31, 2011, we had cash of $9,434, and we had a working capital deficit of $2,577,322 compared to cash of $6,601 and a working capital deficit of $1,751,682 as of December 31, 2010.  The increase in working capital deficit is due the increase in current liabilities which is primarily comprised of accounts payable and convertible notes.

During the six months ended March 31, 2011, cash used in operating activities was $449,011.  Cash used in operating activities consisted of a net loss of $1,341,175 offset by the change in fair value of accrued beneficial conversion liability of $160,848 and non-cash expenses of $427,011 for stock-based compensation, an increase in other assets of $165,411, and an increase of $91,120 for change in accounts payable and accrued expenses.

We used $1,090 for the purchase of intangible assets for the six months ended March 31, 2011, compared to $12,224 for the purchase of equipment and intangible assets for the six months ended March 31, 2010.

We received $452,934 provided by financing activities for the six months ended March 31, 2011, compared to $1,387,201 for the six months ended March 31, 2010.

We anticipate raising an additional $3.36 million during the next nine months through the Asset Purchase Agreements and Line of Credit Agreement, although there is no guarantee that such funds will be available.  There is no assurance that we will be able to raise the entire amount.

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

We have prepared our consolidated financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2011, we had an accumulated deficit of approximately $16,652,738, negative cash flows from operations since inception, and expect to incur additional losses in the future as we continue to develop and grow our business. We have funded our losses primarily through the sale of common stock and warrants in private placements; borrowings from related parties and other investors; and revenue provided by the sales of our 5Barz unit. The further development of our business will require capital.  Our operating expenses will consume a material amount of our cash resources.

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

Impairment or Disposal of Long-lived Assets

The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of March 31, 2011 and December 31, 2010, there was no significant impairment of its long-lived assets.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  Penalties and interest incurred relate to underpayment of income tax are classified as income tax expense in the period incurred.  No significant penalties or interest relating to income taxes have been incurred during the six months ended March 31, 2011 and 2010.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

On February 22, 2011, we issued 609,756 shares of common stock pursuant to the conversion of $10,000 principal of the Asher convertible note.  The conversion rate was $.0164.

On March 2, 2011, we issued 921,986 shares of common stock pursuant to the conversion of $13,000 principal of the Asher convertible note.  The conversion rate was $.0141.

On March 10, 2011, we issued 1,034,483 shares of common stock pursuant to the conversion of $10,000 principal and $2,000 accrued interest of the Asher convertible note.  The conversion rate was $.0097.

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

ITEM 3.                        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                        (REMOVED AND RESERVED)

ITEM 5.                        OTHER INFORMATION

(a)
On May 13, 2011, Kevin Pickard resigned as Chief Financial Officer.   Mr. Pickard will work as a consultant to the Company and his firm will continue to provide accounting services to the Company.  There were no disputes between Mr. Pickard and the Company.

(b)	There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.                        EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description

10.1	Addendum to the Asset Purchase Agreement *

10.2	Addendum to the Line of Credit Agreement*

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *
__________________
* Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLYNX GROUP, INC.
(Registrant)

Date: May 16, 2011	By:	/s/ Norman Collins
Norman Collins
Chief Executive Officer