Form 10-Q
period 2011-06-30
CelLynx Group, Inc.
filed 2011-08-22
CIK 1067286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 000-27147

CelLynx Group, Inc.
(Exact name of registrant as specified in it charter)

Nevada	95-4705831
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date: 188,929,177 issued and outstanding as of August 19, 2011.

Part I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CELLYNX GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2011	September 30, 2010
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$4,852	$6,601
Accounts receivable	-	1,925
Other receivable	1,239,566	-
Inventory	30,212	30,212
Prepaids and other current assets	-	165,411
TOTAL CURRENT ASSETS	1,274,630	204,149

EQUIPMENT, net	3,695	6,087
INTANGIBLE ASSETS, net	54,229	117,772
TOTAL ASSETS	$1,332,554	$328,008

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,499,686	$1,417,641
Accrued interest	45,719	36,054
Accrued derivative liabilities	148,248	204,139
Deferred gain	1,239,566	-
Line of credit	236,619	20,000
Convertible promissory notes, net of debt discount of $60,818 and $34,359 as of June 30, 2011 and September 30, 2010, respectively	366,538	277,997
TOTAL CURRENT LIABILITIES	3,536,376	1,955,831

TOTAL LIABILITIES	3,536,376	1,955,831

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Series A preferred stock, $0.001 par value;100,000,000 shares authorized; nil shares issued and outstanding	-	-
Common stock, $0.001 par value, 400,000,000 shares authorized; 188,929,177 and 171,752,572 shares issued and outstanding as of June 30, 2011 and September 30, 2010, respectively	188,929	171,752
Additional paid-in capital	14,048,590	13,511,988
Accumulated deficit	(16,441,341)	(15,311,563)
Total stockholders' deficit	(2,203,822)	(1,627,823)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,332,554	$328,008

The accompanying notes are an integral part of these consolidated financial statements.

CELLYNX GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net Revenue	$-	$28,356	$-	$76,179
Cost of Revenue	-	16,717	-	50,557
Gross profit	-	11,639	-	25,622
Operating expenses
Research and development	-	20,143	-	67,514
General and administrative	235,842	840,413	1,365,526	3,428,121
Total operating expenses	235,842	860,556	1,365,526	3,495,635

Loss from operations	(235,842)	$(848,917)	$(1,365,526)	$(3,470,013)
				$
Non-operating income (expense):
Interest and financing costs, net	(37,030)	(30,972)	(87,021)	(112,870)
Change in fair value of accrued beneficial conversion liability,	(1,679)	-	(2,331)	-
Change in fair value of accrued warrant liability	285,560	-	124,712	-
Gain on sale of intangible assets	200,388	-	200,388	-
Total non-operating income (expense), net	447,239	(30,972)	235,748	(112,870)

Net income (loss)	$211,397	$(879,889)	$(1,129,778)	$(3,582,883)

Weighted average shares outstanding - Basic and Diluted:
Basic	188,929,177	171,697,572	183,230,269	157,458,484
Diluted	211,766,333	171,697,572	183,230,269	157,458,484

Earnings per share - Basic and Diluted:
Basic	$0.00	$(0.01)	$(0.01)	$(0.02)
Diluted	$0.00	$(0.01)	$(0.01)	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

CELLYNX GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30, 2011	Nine Months Ended June 30, 2010
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,129,778)	$(3,582,883)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,889	5,491
Warrants issued for services	-	327,087
Stock issued for services	228,015	441,185
Stock issued for interest expense	-	20,323
Stock compensation expense for options issued to employees and consultants	238,586	851,217
Change in fair value of accrued beneficial conversion liability	2,331	-
Change in fair value of accrued warrant liability	(124,712)	-
Gain on sale of intangible assets	(200,388)
Amortization of debt discount	70,445	86,561
Changes in operating assets and liabilities:
Change in accounts receivable	1,925	(14,233)
Change in inventory	-	(72,326)
Change in other assets	165,411	15,750
Change in accounts payable, accrued expenses and accrued interest	98,474	513,081
Net cash used in operating activities	(643,802)	(1,408,747)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of intangible assets	260,434
Purchase of intangible assets	-	(22,865)
Net cash provided by (used in) investing activities	260,434	(22,865)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of shareholder convertible notes	-	(45,000)
Payment of convertible notes	-	(37,500)
Proceeds from issuance of convertible notes, net	165,000	-
Proceeds from line of credit	216,619	-
Proceeds from issuance of common stock	-	1,544,450
Payment of offering costs associated with the sale of common stock	-	(33,750)
Net cash provided by financing activities	381,619	1,428,200

NET DECREASE IN CASH	(1,749)	(3,412)

CASH, BEGINNING OF PERIOD	6,601	6,776

CASH, END OF PERIOD	$4,852	$3,364

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING:
Deferred revenue from sale of intangible assets	$1,239,566	$-
Conversion of convertible note payable to common stock	$55,000	$140,823
Issuance of common stock for prepaid services	$-	$353,426

The accompanying notes are an integral part of these consolidated financial statements.

CELLYNX GROUP, INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and 2010
(Unaudited)

Note 1 – Organization

The unaudited consolidated financial statements have been prepared by CelLynx Group, Inc., formerly known as NorPac Technologies, Inc. (hereinafter referred to as “CelLynx” or the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results for the nine months ended June 30, 2011, are not necessarily indicative of the results to be expected for the full year ending September 30, 2011.

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

CELLYNX GROUP, INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and 2010
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

The Company develops and manufactures cellular network extenders which enable users to improve signals and receive better reception.

Going Concern and Exiting Development Stage

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity and debt financing to continue operations and to generate sustainable revenue. There is no guarantee that the Company will be able to raise adequate equity or debt financing or generate profitable operations. For the nine months ended June 30, 2011, the Company incurred a net loss of $1,129,778.  As of June 30, 2011, the Company had an accumulated deficit of $16,441,341.  Further, as of June 30, 2011 and September 30, 2010, the Company had negative working capital of $2,261,746 and $1,751,682, respectively, and had negative cash flows from operations of approximately $643,802 and 1,408,747 for the nine months ended June 30, 2011 and 2010, respectively.  These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  Management intends to raise additional funds through equity or debt financing and to generate cash from the sale of the Company’s products and from license fees as further described below.

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

Note 2 – Summary of Significant Accounting Policies

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

CELLYNX GROUP, INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and 2010
(Unaudited)

Cash

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Inventory

Inventory consists of finished goods ready for sale and is valued at the lower of cost (determined on a first-in, first-out basis) or market.  The Company reviews its reserves for slow moving and obsolete inventories. As of June 30, 2011 and September 30, 2010, the Company believes that no reserve was necessary.

Accounts Receivable

The Company maintains reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collection history.  Receivables are written off when they are determined to be uncollectible.  As of June 30, 2011 and September 30, 2010, the Company determined that allowance for bad debt was not necessary.

Other Receivable

Other receivables are amounts due from the sale of 50% of the Company’s intangible assets.

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

Concentration of Credit Risk

Cash includes deposits in accounts maintained at financial institutions.  Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. As of June 30, 2011 and September 30, 2010, the Company did not have any deposits in excess of federally-insured limits.  To date, the Company has not experienced any losses in such accounts.

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

CELLYNX GROUP, INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and 2010
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

Impairment or Disposal of Long-lived Assets

The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of June 30, 2011 and September 30, 2010, there was no significant impairment of its long-lived assets.

Revenue Recognition

The Company's revenue recognition policies are in compliance with ASC Topic 605, “Revenue Recognition.”  Revenue is recognized at the date of shipment to customers, and when the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured.

The gain on the sales of intangible assets is being recognized as payments towards the $1,500,000 sales price are received.

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

CELLYNX GROUP, INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and 2010
(Unaudited)

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

The Company’s warrant liability is carried at fair value totaling $49,144 and $173,856, as of June 30, 2011 and September 30, 2010, respectively.  The Company’s conversion option liability is carried at fair value totaling $99,104 and $30,283 as of June 30, 2011 and September 30, 2010, respectively.  The Company used Level 2 inputs for its valuation methodology for the warrant liability and conversion option liability as their fair values were determined by using the Black-Scholes option pricing model using the following assumptions:

June 30, 2011
Annual dividend yield	-
Expected life (years)	0.75 – 3.70
Risk-free interest rate	0.01% -0.81%
Expected volatility	145%

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

At June 30, 2011, the Company identified the following assets and liabilities that are required to be presented on the balance sheet at fair value:

	Fair Value As of June 30, 2011	Fair Value Measurements at June 30, 2011 Using Fair Value Hierarchy
Liabilities		Level 1	Level 2	Level 3
Warrant liability	$49,144		$49,144
Conversion option liability	99,104		99,104
Total accrued derivative liabilities	$148,248		$148,248

CELLYNX GROUP, INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and 2010
(Unaudited)

For the three and nine months ended June 30, 2011, the Company recognized a gain of $285,560 and $124,712 for the change in the fair value of accrued warrant liability and the Company recognized a loss of $1,679 and $2,331 for the change in fair value of accrued beneficial conversion liability, respectively.  For the three and nine months ended June 30, 2010, the Company recognized $0 for the change in the fair value of accrued warrant liability and the change in fair value of accrued beneficial conversion liability.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s consolidated financial statements.  Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred.  No significant penalties or interest relating to income taxes have been incurred during the three and nine months ended June 30, 2011 and 2010.

Basic and Diluted Net Loss Per Share

The Company reports loss per share in accordance with the ASC Topic 260, “Earnings Per Share.”  Basic earnings per share is based upon the weighted average number of common shares outstanding.  Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised.  Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period, plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding stock options and warrants during the period.  Due to the net loss for the nine months ended June 30, 2011 and the three and nine months ended June 30, 2010, none of the potential dilutive securities have been included in the calculation of dilutive earning per share because their effect would be anti-dilutive.

CELLYNX GROUP, INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and 2010
(Unaudited)

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations for the three months ended June 30, 2011:

	Three Months Ended June 30, 2011
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common stockholders	$211,397	188,929,177	$0.00

Effect of Dilutive Securities
Warrants	-	2,334,662
Options	-	69,915
Convertible debentures	(55,398)	20,432,579

Dilutive EPS
Income available to common stockholders + assumed conversions	155,999	211,766,333	$0.00

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

Recent Accounting Pronouncements

In December 2010, the FASB issued updated guidance on when and how to perform certain steps of the periodic goodwill impairment test for public entities that may have reporting units with zero or negative carrying amounts. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with early adoption prohibited.  The adoption of this standard update did not impact the Company’s consolidated financial statements.

CELLYNX GROUP, INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and 2010
(Unaudited)

In May 2011, the FASB issued guidance to amend certain measurement and disclosure requirements related to fair value measurements to improve consistency with international reporting standards. This guidance is effective prospectively for public entities for interim and annual reporting periods beginning after December 15, 2011, with early adoption by public entities prohibited. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income that will require a company to present components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted.  The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

Note 3 – Equipment

Equipment consisted of the following at June 30, 2011 and September 30, 2010:

	June 30, 2011	September 30, 2010
Office furniture and equipment	$9,879	$9,879
Computer equipment	8,930	8,930
	18,809	18,809
Accumulated depreciation	(15,114)	(12,722)
Equipment, net	$3,695	$6,087

The Company recorded depreciation expense of $987 and $2,392 for the three and nine months ended June 30, 2011, respectively, and $1,314 and $3,633 for the three and nine months ended June 30, 2010, respectively.

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

Intangible assets consist of the following:

	June 30, 2011	September 30, 2010
Patents	$49,586	$101,378
Trademarks	6,243	12,487
Licensing rights	4,214	8,429
	60,043	122,294
Accumulated Amortization	(5,814)	(4,522)
Intangibles, net	$54,229	$117,772

CELLYNX GROUP, INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and 2010
(Unaudited)

The Company recorded amortization expense related to the trademarks of $156 and $765 for the three and nine months ended June 30, 2011 respectively.  The Company recorded amortization expense related to the trademarks of $305 and $914 for the three and nine months ended June 30, 2010 respectively.

No amortization has been recorded for the patents as of June 30, 2011, as the patents have not been issued to the Company.

Note 5 – Convertible Promissory Notes

Convertible Promissory Note Issued August 15, 2006

On August 15, 2006, the Company issued a secured promissory note (the “August 2006 Note”) for $250,000 to an unrelated entity (the “Holder”).  On November 10, 2007, the August 2006 Note was amended (the “Amended Note”).  At the date of the amendment, the Company was obligated to pay to the Holder $262,356 which represented the principal and accrued interest, and the Holder was entitled to purchase shares of the Company’s securities pursuant to a Warrant to Purchase Common Stock dated August 15, 2006 (“August 2006 Warrant”).  In contemplation of the completion of the reverse merger, the Company and the Holder reached an agreement whereby this Amended Note superseded the August 2006 Note and canceled the August 2006 Warrant.  The principal amount of the Amended Note is $262,356, is unsecured and is convertible into 6,340,029 shares of common stock of the Company and bears interest at 4% per annum, computed on the basis of the actual number of days elapsed and a year of 365 days.  All unpaid principal, together with the accrued but unpaid interest was due and payable upon the earlier of (i) November 9, 2010, at the written request of the Holder to the Company, or (ii) the occurrence of an event of default.  At the date of amendment, the Company determined that the Amended Note had a beneficial conversion feature with a fair value of $767,047. The Company recorded a debt discount of $262,356 and expensed as financing costs the $504,691 of the beneficial conversion feature that exceeded the principal balance.  The Company did not pay the note per the terms of the agreement and as of June 30, 2011, the total unpaid principal balance and accrued interest is $262,356 and $38,153, respectively.

Asher Convertible Promissory Note Issued July 22, 2010

On July 22, 2010, the Company entered into a Securities Purchase Agreement (the “SPA”) with Asher Enterprises, Inc., a Delaware corporation (“Asher”), in connection with the purchase by Asher of a Convertible Promissory Note (the “Asher Note”).

Pursuant to the Asher Note, Asher loaned to the Company the principal amount of $55,000.  The Asher Note bears interest at a rate of 8%, and was due on April 21, 2011.   Asher may convert principal and unpaid interest on the note into shares of the Company’s common stock, with the number of shares issuable determined by dividing the amount to be converted by the conversion price which is equal to 63% of the average of the three lowest trading prices of the Company’s common stock over the ten trading days prior to the date of the conversion.

On various days during the nine months ended June 30, 2011, Asher converted the $55,000 note for 3,763,967 shares of the Company’s common stock.  See Note 9.

Asher Convertible Promissory Note Issued February 22, 2011

On February 22, 2011, the Company entered into a Securities Purchase Agreement (the “SPA”) with Asher Enterprises, Inc., a Delaware corporation (“Asher”), in connection with the purchase by Asher of a Convertible Promissory Note (the “Asher February 2011 Note”).

CELLYNX GROUP, INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and 2010
(Unaudited)

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

CELLYNX GROUP, INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and 2010
(Unaudited)

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

Asher Convertible Promissory Note Issued May 18, 2011

On May 18, 2011, the Company entered into a Securities Purchase Agreement (the “SPA”) with Asher Enterprises, Inc., a Delaware corporation (“Asher”), in connection with the purchase by Asher of a Convertible Promissory Note (the “Asher May 2011 Note”).

Pursuant to the Asher May 2011 Note, Asher loaned to the Company the principal amount of $32,500.  The Asher May 2011 Note bears interest at a rate of 8%, and is due on February 23, 2012.   Asher may convert principal and unpaid interest on the note into shares of the Company’s common stock, with the number of shares issuable determined by dividing the amount to be converted by the conversion price which is equal to 63% of the average of the three lowest trading prices of the Company’s common stock over the ten trading days prior to the date of the conversion.  Asher is prohibited under the Asher May 2011 Note from converting amounts if principal and interest that would result in Asher receiving shares, which when combined with shares of the Company’s common stock held by Asher, would result in Asher holding more than 4.99% of the Company’s then-outstanding common stock.  No registration rights were granted in connection with the purchase of the Asher May 2011 Note, and the shares of common stock, if any, issued upon conversion, will be restricted securities as defined pursuant to the terms of Rule 144.

Pursuant to the terms of the Asher May 2011 Note, while there remains any unpaid amounts owing on the Asher May 2011 Note, the Company may not incur additional debt without Asher’s approval except for (i) debt that was owed or committed as of the date of the SPA and of which the Company had informed Asher; (ii) indebtedness to trade creditors or financial institutions in the ordinary course of business; (c) debt which in the aggregate does not exceed $250,000; or (d) debt the proceeds of which are used to repay the Asher May 2011 Note.

The Company has the right to pre-pay the Asher May 2011 Note during the first 120 days following the date of the Asher May 2011 Note by paying to Asher 150% of the then-outstanding principal amount and any accrued and unpaid interest, penalties, or other amounts owing.

The Company determined that the Asher May 2011 Note contained a beneficial conversion feature because the conversion rate was less than the share price at the date of issuance.  The Company recorded a $19,087 debt discount related to the beneficial conversion feature.

Yaretz Convertible Promissory Note Issued April 5, 2011 – Related Party

On April 5, 2011, the Company entered into a Securities Purchase Agreement (the “SPA”) with one of its directors, Dwayne Yaretz (“Yaretz”), in connection with the purchase by Yartez of a Convertible Promissory Note (the “Yaretz Note”).

CELLYNX GROUP, INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and 2010
(Unaudited)

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

The Company recorded interest expense relating to the convertible promissory notes of $5,420 and $11,430 for the three and nine months ended June 30, 2011, respectively and $2,616 and $25,214 for the three and nine months ended June 30, 2010, respectively.

The Company amortized $27,684 and $70,445 of the debt discount for the three and nine months ended June 30, 2011 respectively and $28,490 and $85,469 of the debt discount for the three and nine months ended June 30, 2010, respectively.

The following table summarizes the convertible promissory notes at June 30, 2011 and September 30, 2010:

	June 30, 2011	September 30, 2010

Issued August 2006, amended November 2007	$262,356	$262,356
Issued July 22, 2010	-	50,000
Less: Debt discount	-	(34,359)
Issued February through June 2011	165,000	-
Less: Debt discount	(60,818)	-
Convertible promissory notes, net	$366,538	$277,997

CELLYNX GROUP, INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and 2010
(Unaudited)

Note 6 – License Agreement

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

The Company recorded amortization expense related to the licensing agreement of $105 and $526 for the three and nine months ended June 30, 2011,respectively and $211 and $633 for the three and nine months ended June 30, 2010, respectively.

Note 7 – Consulting Agreement

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

CELLYNX GROUP, INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and 2010
(Unaudited)

The exercise prices of the warrants are as follows:

Number of Warrants Issued	Exercise Price
285,714	$0.10 per share
285,714	$0.75 per share
285,714	$01.5 per share
285,714	$2.00 per share
285,714	$3.00 per share
285,714	$3.50 per share
285,716	$4.00 per share
2,000,000

Note 8 – Dollardex/5BARz Agreement

On July 22, 2008, the Company entered into a Master Global Marketing and Distribution Agreement (the “Distribution Agreement”) with Dollardex Group Corp., a company organized under the laws of Panama (“Dollardex”), whereby Dollardex agreed to act as CelLynx’s exclusive distributor of CelLynx’s products and related accessories in the following regions: Canada, South America, Europe, Middle East, China, India, Australia, Africa and South East Asia.

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

CELLYNX GROUP, INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and 2010
(Unaudited)

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

CELLYNX GROUP, INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and 2010
(Unaudited)

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

On May 12, 2011, the Company and 5BARz have entered into an addendum to the Line of Credit Agreement which sets out a new schedule of payments for the remaining balance as follows:

(i)	$160,000 on or before June 30, 2011;

(ii)	$240,000 on or before August 31, 2011;

(iii)	$500,000 on or before October 31, 2011; and

(iv)	$1,306,500 on or before December 1, 2011.

Further, on May 12, 2011 the Company and 5BARz have entered into an addendum to the Asset Purchase Agreement which sets out a new payment date for the balance to be paid on or before September 30, 2011.

Currently, the Company has received $236,619 under the Line of Credit Agreement and $260,434 under the Asset Purchase Agreement.

There is no assurance that the Company will receive the entire amount of funding provided in the Line of Credit Agreement or the Asset Purchase Agreement. As of August 19, 2011, no units had been sold through 5 Barz; consequently, the Company had not received any of the licensing fees under this agreement.

Note 9 – Stockholder’s Equity

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

CELLYNX GROUP, INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and 2010
(Unaudited)

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

The following table summarizes information with respect to options outstanding under the Plan and outside the Plan.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Outstanding at September 30, 2010	33,188,050	$0.103
Granted	2,000,000	0.020
Canceled	(13,412,638)	0.079
Exercised	-
Outstanding at June 30, 2011	21,775,412	$0.111	3.25	$0
Exercisable at June 30, 2011	18,762,119	$0.094	2.59	$0

CELLYNX GROUP, INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and 2010
(Unaudited)

Warrants

The following table summarizes the warrant activity:

	Number of Warrants	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding, September 30, 2010	36,114,757	$0.12		$-
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, June 30, 2011	36,114,757	$0.27	1.43	$21,750
Exercisable, June 30, 2011	36,114,757	$0.27	1.43	$21,750

Note 10 – Commitments and Contingencies

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

The Company recorded rent expense of $2,362 and $72,940 for three and nine months ended June 30, 2011 and $15,055 and $56,187 for three and nine months ended June 30, 2010, respectively.

Litigation

The Company is subject to various legal matters in the ordinary course of business.  After taking into consideration the Company’s legal counsels’ evaluation of these matters, the Company has determined that the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial statements.

The Company is facing claims for back wages by some of its former employees.  Some of those claims have been partially paid and others were expected to be paid in the normal course of business or were to be otherwise defended.  The claims of those employees have now been incorporated in a California Labor Commission award in favor of those former employees. Those awards total $ 252,835.05.  The Company is in the process of negotiating with the former employees as well as their assignee, The California Labor Commission and its representative to schedule a payment plan in keeping with its expected cash flows.

CELLYNX GROUP, INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and 2010
(Unaudited)

Note 11 – Subsequent Events

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

Plan of Operations

We are a producer of the next generation of cellular network extenders for the small office, home office and vehicle/marine markets.  This next generation product line, CelLynx 5BARz™, uses our patent-pending technology to create a single-piece, plug ’n play unit that strengthens weak cellular signals to deliver higher quality signals for voice, data and video reception on cell phones and other cellular devices being used indoors or in vehicles.

Our first product, The Road Warrior, has passed FCC Certification, and in July 2009, we commenced the ordering of production units.

We have recently completed a prototype of the @Home Unit which will eventually deliver 70 decibel (dB) of gain in a Single Band PCS environment providing up to 2,500 square feet of indoor coverage.  We plan to commercialize this technology with production and distribution scheduled to begin in the fourth calendar quarter of 2011. Four thousand units will be ready for shipment during the fourth calendar quarter with an additional twelve thousand units being produced and shipped during the first  calendar quarter of 2012.

This unit itself measures 6.5 x 7.5 x 2.5 inches, weighs approximately one pound and does not require the installation of antennas or cables in order to function.  Most small office home office (“SOHO”) cellular network extenders currently on the market require a receiving tower or antenna, usually placed in an attic or on a rooftop, and a transmitting tower or antenna to be placed at least 35 feet from the other antenna with each connected to the amplifier by cable.  Our patent-pending technology is designed to eliminate the need to distance the receiving and transmitting towers, allowing the two towers to be placed directly inside the amplifier, resulting in a more affordable, one-piece unit sometimes referred to as ‘plug ’n play,’ i.e., requiring no installation other than plugging the unit into a power source. In order to optimize marketability, we are developing an improved model which is expected to operate in a dual band, PCS and Cellular, environment delivering 65 dB of gain, thereby allowing for coverage of 2,500 to 3,000 square feet.  This dual-band unit would work with all current wireless carriers except Nextel, which operates on its own frequency. The PCS network is generally used by the older carriers such as AT&T at 850MHz, while the newer carriers such as T-Mobile operate on the cellular network at 1900 MHz.  Management believes that all of the critical functions required for this dual-band unit have been identified and that we have the capability to complete development leading to commercialization.

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

Dollardex agreed to make funds available under the Credit Line on the following schedule:

(i)	$200,000 on or before January 30, 2011;

(ii)	$300,000 on or before January 30, 2011;

(iii)	$1,000,000 on or before February 28, 2011; and

(iv)	$1,000,000 on or before June 30, 2011.

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

Amended and Restated Master Global Marketing and Distribution Agreement

Additionally, on October 5, 2010, the Company entered into the A&R Agreement with Dollardex.  The A&R Agreement terminated the Original MGMD Agreement and all obligations of the parties there under.  Additionally, pursuant to the A&R Agreement, CelLynx appointed Dollardex, and Dollardex accepted such appointment, as the independent, exclusive distributor of the Products (defined as The Road Warrior, The @Home unit and any other product using the 5BARz™ Trademark including all related accessories, if any, and any and all future products of CelLynx) in the Territory (defined as all countries worldwide including the U.S.).

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

On of May 12, 2011, the Company and 5BARz have entered into an addendum to the Line of Credit Agreement which sets out a new schedule of payments for the remaining balance as follows:

(i)	$160,000 on or before June 30, 2011;

(ii)	$240,000 on or before August 31, 2011;

(iii)	$500,000 on or before October 31, 2011; and

(iv)	$1,306,500 on or before December 1, 2011.

Further, as of May 12, 2011, the Company and 5BARz have entered into an addendum to the Asset Purchase Agreement which sets out a new payment date for the balance to be paid on or before September 30, 2011.

As stated earlier in this Discussion, the Company has received $236,619 under the Line of Credit Agreement and $260,434 under the Asset Purchase Agreement.

There is no assurance that the Company will receive the entire amount of funding provided in the Line of Credit Agreement or the Asset Purchase Agreement. As of June 30, 2011, no units had been sold through 5Barz; consequently, the Company had not received any of the licensing fees under this agreement. However, on July 14, 5BARz announced that it had received a Purchase Order for 16,000 units, most of which are expected to be delivered within the 2011 calendar year with payment to be received by 5BARz within 90 days thereafter. Therefore, Cellynx expects to receive license fees under the terms of its agreement during the second quarter of 2012.

As earlier reported in the Company’s Form 10K and 10Q, the Company was a Defendant in an action brought by Dophinshire L.P. regarding its office space in Mission Viejo, CA.  That action has since been dismissed.

As had been previously reported in the Company’s Form 10K and 10Q, the Company was facing claims for back wages by some of its former employees.  Some of those claims have been partially paid and others were expected to be paid in the normal course of business or were to be otherwise defended.  Those  claims have now been incorporated into  California Labor Commission awards in favor of those former employees. Those awards total $252,835.05

However, the Company is in the process of negotiating with the former employees, their assignee, the California Labor Commission and its representatives, to establish a payment plan in keeping with the Company’s expected cash flows.

Dwayne Yaretz Agreement.

On April 5, 2011, CelLynx Group, Inc., (“the Company”), finalized a transaction pursuant to a Securities Purchase Agreement (the “SPA”) with one of its directors, Dwayne Yaretz, in connection with the purchase by Mr. Yaretz of a Convertible Promissory Note (the “Note”).

Pursuant to the Note, Mr. Yaretz loaned to the Company the principal amount of $50,000.  The Note bears interest at a rate of 8%, and due on January 5, 2012 (the “Due Date”).   Mr. Yaretz may convert principal and unpaid interest on the note into shares of the Company’s common stock, with the number of shares issuable determined by dividing the amount to be converted by the conversion price (the “Conversion Price”) which is equal to 63% of the average of the three lowest trading prices of the Company’s common stock over the ten trading days prior to the date of the conversion.  Mr. Yaretz is prohibited under the Note from converting amounts if principal and interest that would result in Mr. Yaretz receiving shares, which when combined with shares of the Company’s common stock held by Mr. Yaretz, would result in Mr. Yaretz holding more than 4.99% of the Company’s then-outstanding common stock.  No registration rights were granted in connection with the purchase of the Note, and the shares of common stock, if any, issued upon conversion, will be restricted securities as defined pursuant to the terms of Rule 144.

Pursuant to the terms of the Note, while there remains any unpaid amounts owing on the Note, the Company may not incur additional debt without Mr. Yaretz’s approval except for (i) debt that was owed or committed as of the date of the SPA and of which the Company had informed Mr. Yaretz; (ii) indebtedness to trade creditors or financial institutions in the ordinary course of business; (c) debt which in the aggregate does not exceed $250,000; or (d) debt the proceeds of which are used to repay the Note.

The Company has the right to pre-pay the Note during the first 120 days following the date of the Note by paying to Mr. Yaretz 150% of the then-outstanding principal amount and any accrued and unpaid interest, penalties, or other amounts owing.

Pursuant to the SPA, the Company agreed to grant to Mr. Yaretz a right of first refusal for any subsequent transactions occurring during the twelve month period following the Closing Date, which was defined as April 5, 2011.  The right of first refusal does not apply to any transactions in excess of $250,000.

By way of background, the SPA and the Note were on the same terms as those recently invested in by Asher Enterprises, Inc. a Delaware corporation (“Asher”), as disclosed in a Current Report filed with the Commission on March 17, 2011.

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

These descriptions of the SPA and the Note are not complete, and are qualified in their entirety by reference to the SPA and the Note themselves, which are included in this filing as exhibits and which are incorporated herein by this reference.

The status of this transaction remains the same as of the date of this filing.

Asher Enterprises Agreement

On May 18, 2011, CelLynx Group, Inc., (“the Company”), finalized a transaction pursuant to a Securities Purchase Agreement (the “SPA”) with Asher Enterprises, Inc., a Delaware corporation, (“Asher”), dated as of May 18, 2011, in connection with the purchase by Asher of a Convertible Promissory Note (the “Note”).  We received the funds on May 31, 2011.

Pursuant to the Note, Asher loaned to the Company the principal amount of $32,500. The Note bears interest at a rate of 8%, and due on February 23, 2012, (the “Due Date”).   Asher may convert principal and unpaid interest on the note into shares of the Company’s common stock, with the number of shares issuable determined by dividing the amount to be converted by the conversion price (the “Conversion Price”) which is equal to 61% of the average of the three lowest trading prices of the Company’s common stock over the ten trading days prior to the date of the conversion.  Asher is prohibited under the Note from converting amounts if principal and interest that would result in Asher receiving shares, which when combined with shares of the Company’s common stock held by Asher, would result in Asher holding more than 4.99% of the Company’s then-outstanding common stock.  No registration rights were granted in connection with the purchase of the Note, and the shares of common stock, if any, issued upon conversion, will be restricted securities as defined pursuant to the terms of Rule 144.

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

Pursuant to the SPA, the Company agreed to grant to Asher a right of first refusal for any subsequent transactions occurring during the twelve month period following the Closing Date, which was defined as May 23, 2011. The right of first refusal does not apply to any transactions in excess of $250,000.

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

These descriptions of the SPA and the Note are not complete, and are qualified in their entirety by reference to the SPA and the Note themselves, which are included in this filing as exhibits and which are incorporated herein by this reference.

The status of this transaction remains the same as of the date of this filing.

Recent Developments

As previously discussed, on July 14, 2011, the Company was notified by 5BARz, its Sales and Marketing partner, that 5BARz has received a purchase order for the 16,000 units in the process of manufacture. Four thousand of those units have already been produced and are awaiting packaging.  The remaining 12,000 units are expected to be produced over the next five months. Revenue, in accordance with the Agreement with 5BARz, will be recognized by Cellynx within the 45 days following the end of the quarter in which 5BARz receives payment from the customer scheduled within 90 days of delivery.

Results of Operations

Comparison of the three months ended June 30, 2011 and 2010

	Three months ended June 30,
	2011	2010	$ Change	% Change

REVENUE	$-	$28,356	$(28,356)	-100.0%

COST OF REVENUE	-	16,717	(16,717)	-100.0%

GROSS PROFIT	-	11,639	(11,639)	-100.0%

OPERATING EXPENSES	235,842	860,556	(624,714)	-72.6%

NON OPERATING INCOME (EXPENSES)	447,239	(30,972)	478,211	-1544.0%

NET INCOME (LOSS)	$211,397	$(879,889)	$1,091,286	-124.0%

Revenue and Cost of Revenue

During the three months ended June 30, 2011 and 2010, we generated $0 and $28,356, respectively, in revenue that arose from the initial sale of our 5Barz units which became sellable in July 2009.  Cost of revenues was $0 and $16,717, respectively, resulting in a gross profit of $0 and $11,639, respectively.

Operating Expenses

Total operating expenses incurred for the three months ended June 30, 2011 were $235,842 compared to $860,556 for the three months ended June 30, 2010, which decreased by $624,714.  The significant decrease was due to a significant decrease in salaries and wages.  During the three months ended June 30, 2010, we recognized $272,836 of salaries and wages expense compared to $0 for the three months ended June 30, 2011, for a decrease of $272,836 or 100%.  There was also a significant decrease in the options compensation expense. During the three months ended June 30, 2010, we recognized $144,083 of options compensation expense compared to $39,590 for the three months ended June 30, 2011, for a decrease of $104,493 or (72.5)%.

Non Operating Income and Expenses

Total non-operating income (expenses) incurred for the three months ended June 30, 2011 was $447,239 compared to $30,972 for the three months ended June 30, 2010 which was an increase of $478,211.  The difference was due to the decreased fair value of warrants for the three months ended June 30, 2011 and a gain of $200,388 from the sale of intangible assets.

Results of Operations

Comparison of the nine months ended June 30, 2011 and 2010

	Nine months ended June 30,
	2011	2010	$ Change	% Change

REVENUE	$-	$76,179	$(76,179)	100.0%

COST OF REVENUE	-	50,557	(50,557)	100.0%

GROSS PROFIT	-	25,622	(25,622)	100.0%

OPERATING EXPENSES	1,365,526	3,495,635	(2,130,109)	-60.9%

NON OPERATING INCOME (EXPENSES)	235,748	(112,870)	348,618	-308.9%

NET INCOME (LOSS)	$(1,129,778)	$(3,582,883)	$2,453,105	-68.5%

Revenue and Cost of Revenue

During the nine months ended June 30, 2011 and 2010, we generated $0 and $76,179, respectively, in revenue that arose from the initial sale of our 5Barz units which became sellable in July 2009.  Cost of revenues was $0 and $50,557, respectively, resulting in a gross profit of $0 and $25,622, respectively.

Operating Expenses

Total operating expenses incurred for the nine months ended June 30, 2011 were $1,365,526 compared to $3,495,635 for the nine months ended June 30, 2010, which decreased by $2,130,109.  The significant decrease was due to a significant decrease in salaries and wages.  During the nine months ended June 30, 2010, we recognized $676,566 of salaries and wages expense compared to $0 for the nine months ended June 30, 2011, for a decrease of $676,566 or 100%.  There was also a significant decrease in the options compensation expense. During the nine months ended June 30, 2010, we recognized $507,569 of options compensation expense compared to $223,424 for the nine months ended June 30, 2011, for a decrease of $284,146 or (56)%.

Non Operating Income and Expenses

Total non-operating income (expenses) incurred for the nine months ended June 30, 2011 was $235,748 compared to $(112,870) for the nine months ended June 30, 2010 which was an increase of $348,618.  The difference was due to the decreased fair value of warrants for the nine months ended June 30, 2011 and a gain of $200,388 from the sale of intangible assets.

Liquidity and Capital Resources

Financial Condition

As of June 30, 2011, we had cash of $4,852, and we had a working capital deficit of $2,261,746 compared to cash of $6,601 and a working capital deficit of $1,751,682 as of September 30, 2010.  The increase in working capital deficit is due the increase in current liabilities which is primarily comprised of accounts payable and convertible notes.

During the nine months ended June 30, 2011, cash used in operating activities was $643,802.  Cash used in operating activities consisted of a net loss of $1,129,778 offset by the non-cash expenses of $466,601 for stock-based compensation, an increase in other assets of $165,411, and an increase of $98,474 for change in accounts payable and accrued expenses.

We received $260,434 for the sale of intangible assets for the nine months ended June 30, 2011, compared to $22,865 for the purchase of equipment and intangible assets for the nine months ended June 30, 2010.

We received $381,619 provided by financing activities for the nine months ended June 30, 2011, compared to $1,428,200 for the nine months ended June 30, 2010.

We anticipate raising an additional $3.5 million during the next six months through the Asset Purchase Agreements and Line of Credit Agreement, although there is no guarantee that such funds will be available.  There is no assurance that we will be able to raise the entire amount.

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

We have prepared our consolidated financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2011, we had an accumulated deficit of approximately $16,441,341, negative cash flows from operations since inception, and expect to incur additional losses in the future as we continue to develop and grow our business. We have funded our losses primarily through the sale of common stock and warrants in private placements; borrowings from related parties and other investors; and revenue provided by the sales of our 5Barz unit. The further development of our business will require capital.  Our operating expenses will consume a material amount of our cash resources.

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

Impairment or Disposal of Long-lived Assets

The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of June 30, 2011 and September 30, 2010, there was no significant impairment of its long-lived assets.

Revenue Recognition

The Company's revenue recognition policies are in compliance with ASC Topic 605, “Revenue Recognition.”  Revenue is recognized at the date of shipment to customers, and when the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured.

The gain on the sales of intangible assets is being recognized as payments towards the $1,500,000 sales price are received.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  Penalties and interest incurred relate to underpayment of income tax are classified as income tax expense in the period incurred.  No significant penalties or interest relating to income taxes have been incurred during the nine months ended June 30, 2011 and 2010.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

With the exception of the Labor Commission Awards to our former employees, we know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Label Linkbase Document
101.LAB	XBRL Presentation Linkbase Document
101.PRE	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLYNX GROUP, INC.
(Registrant)

Date: August 22, 2011	By:	/s/ Norman Collins
Norman Collins
Chief Executive Officer