Form 10-K
period 2011-09-30
CelLynx Group, Inc.
filed 2012-01-13
CIK 1067286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

At March 31, 2011, the end of our second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $3,522,692 based on the closing price of $0.029 as reported on the Over-the-Counter Bulletin Board.

Number of shares of common stock outstanding as of January 14, 2012: 227,867,993.

TABLE OF CONTENTS
TO ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED SEPTEMBER 30, 2011

i

FORWARD LOOKING STATEMENTS AND CERTAIN TERMINOLOGY

Some of the statements made by us in this Annual Report on Form 10-K are forward-looking in nature, including but not limited to, statements relating to our future revenue, product development, demand, acceptance and market share, gross margins, levels of research and development, our management's plans and objectives for our current and future operations, and other statements that are not historical facts. Forward-looking statements include, but are not limited to, statements that are not historical facts, and statements including forms of the words "intend", "believe", "will", "may", "could", "expect", "anticipate", "plan", "possible", and similar terms. Actual results could differ materially from the results implied by the forward looking statements due to a variety of factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release any revisions to these forward-looking statements that may reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by us include, but are not limited to:

●	our limited operational history;

●	our ability to finance our activities and maintain our financial liquidity;

●	our ability to attract and retain qualified, knowledgeable employees;

●	impact of general economic conditions on our business;

●	the ability to bring our technology to commercialization;

●	market acceptance of our products;

●	dependence on suppliers, third party manufacturers and other key vendors;

●	our ability to design and market new products successfully;

●	our failure to acquire new customers in the future;

●	continued enforceability of patent and trademark rights;

●	deterioration of business and economic conditions in our markets;

●	intensely competitive industry conditions with increasing price competition; and

●	rate of growth in the cellular amplifier market.

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

Amendment of M&D Agreement

On June 14, 2010, the Company, and Dollardex entered into Amendment No. 1 (the “Amendment”) to the M&D Agreement dated April 21, 2010.

Pursuant to Amendment No. 1, the Company and Dollardex agreed to grant an additional termination right to the Company. In addition to those rights listed in the original M&D Agreement, the Company and Dollardex agreed that in the event that Dollardex fails to provide by July 10, 2010, the payments required to be provided by May 31, 2010 (the “May Payment”), and July 1, 2010 (the “July Payment”), as originally provided in the M&D Agreement, the Company shall have the right to immediately terminate the M&D Agreement.

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

FY 2011 Events

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

Yaretz Convertible Promissory Note Issued April 5, 2011 – Related Party

On April 5, 2011, the Company entered into a Securities Purchase Agreement (the “SPA”) with one of its directors, Dwayne Yaretz (“Yaretz”), in connection with the purchase by Yaretz of a Convertible Promissory Note (the “Yaretz Note”).

Pursuant to the Yaretz Note, Yaretz loaned to the Company the principal amount of $50,000. The Yaretz Note bears interest at a rate of 8%, and is due on January 5, 2012. Yaretz may convert principal and unpaid interest on the note into shares of the Company’s common stock, with the number of shares issuable determined by dividing the amount to be converted by the conversion price which is equal to 63% of the average of the three lowest trading prices of the Company’s common stock over the ten trading days prior to the date of the conversion. Yaretz is prohibited under the Yaretz Note from converting amounts if principal and interest that would result in Yaretz receiving shares, which when combined with shares of the Company’s common stock held by Yaretz, would result in Yaretz holding more than 4.99% of the Company’s then-outstanding common stock. No registration rights were granted in connection with the purchase of the Yaretz Note, and the shares of common stock, if any, issued upon conversion, will be restricted securities as defined pursuant to the terms of Rule 144.

Pursuant to the terms of the Yaretz Note, while there remains any unpaid amounts owing on the Yaretz Note, the Company may not incur additional debt without Yaretz’s approval except for (i) debt that was owed or committed as of the date of the SPA and of which the Company had informed Yaretz; (ii) indebtedness to trade creditors or financial institutions in the ordinary course of business; (c) debt which in the aggregate does not exceed $250,000; or (d) debt the proceeds of which are used to repay the Yaretz Note.

The Company has the right to pre-pay the Yaretz Note during the first 120 days following the date of the Yaretz Note by paying to Yaretz 150% of the then-outstanding principal amount and any accrued and unpaid interest, penalties, or other amounts owing.

The Company determined that the Yaretz Note contained a beneficial conversion feature because the conversion rate was less than the share price at the date of issuance. The Company recorded a $29,365 debt discount related to the beneficial conversion feature.

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

Currently, the Company has received $241,038 under the Line of Credit Agreement and $299,349 under the Asset Purchase Agreement.

There is no assurance that the Company will receive the entire amount of funding provided in the Line of Credit Agreement or the Asset Purchase Agreement. As of August 19, 2011, no units had been sold through 5Barz; consequently, the Company had not received any of the licensing fees under this agreement.

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

The CelLynx Solution

Most Indoor or Vehicular cellular signal enhancers currently on the market require a receiving tower or antenna, usually placed in an attic or on a rooftop, and a transmitting tower or antenna to be placed at least 35 feet from the other antenna with each connected to the amplifier by cable. CelLynx’s patent pending technology eliminates the need to distance the receiving and transmitting towers, allowing the two towers to be placed directly inside the unit, resulting in a more affordable, one piece unit sometimes referred to as ‘plug ’n play’, i.e. requiring no installation other than plugging the unit into a power source.

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

We believe the CelLynx 5BARz product line, when development is completed and it is commercialized, will also offer an advantage over traditional amplifiers such as the Femtocell architecture being developed by wireless service providers such as AT&T and Verizon. This Femtocell technology requires a small cellular base station which connects to the service provider’s network via a broadband such as DSL or cable. As such, Femtocell will be carrier specific and subject to a monthly subscription fee. CelLynx products, on the other hand, will be compatible with all wireless carriers in the U.S. and Canada (except Nextel), and will not require a broadband internet connection and will not entail a monthly service fee.

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

Our first product, The Road Warrior, has passed FCC Certification and in July 2009, we ordered 220 units from our manufacturer in the Philippines and have since followed up with orders exceeding 16,000 units. The company expects to start receiving delivery of those units during the first quarter of 2012. In fact we have been advised by 5BARz, our Sales and Marketing partner that the first 16,000 units are under a Purchase Order from a retailer in Mexico. The company is awaiting approval from COFETEL, the Mexican equivalent to our FCC, in order to ship into Mexico.

History and Development of CelLynx

CelLynx assembled a veteran engineering team with extensive cellular radio frequency (RF) experience headquartered in Sacramento, California. Within eight months, this team, with more than 80 years of combined experience in building RF products, developed working prototypes of an affordable consumer friendly single piece plug ‘n play booster with a minimum of 45dB of gain in both up and down paths. By late 2007, a pre-production prototype had been developed. At that time, CelLynx entered into a merger agreement with NorPac Technologies, Inc., a Nevada corporation trading on the Over-the-Counter Bulletin Board (OTC BB).

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

The CelLynx 5BARz™ Product Line

5BARz @Home Unit
The 5BARz @Home Unit for the small office or home office is designed to eliminate cell phone weak spots in an area similar to the size of a single family home (2,000 to 3,000 square feet). Expected to retail at a competitive price of about $299, the 5BARz SOHO Unit is lightweight, aesthetically pleasing and designed to sit on a table near a window in the direction of the nearest cell tower. There is an indicator light to determine the best placement. This product requires no assembly: simply place the unit on a table and plug in the power chord.

5BARz Road Warrior Unit

The 5BARz Universal Unit is designed to eliminate cell phone weak spots primarily while in a vehicle or water vessel — moving or stationary — as well as for single-room coverage in home, office or hotel.

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

For single-room home, office, or hotel room coverage, simply place the unit near a window in the building, plug in the power line and extend the antenna line for handheld cell phone operation. Place the cell phone in the cradle for best hands-free or Bluetooth® performance; use of a Bluetooth® device extends the effective coverage to that of the Bluetooth® range.

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

The overall cellular telephone marketplace

Statistics from the 3GSM World Congress in Barcelona, Spain this year indicate that the number of worldwide mobile subscribers has surpassed the two billion mark and is predicted to reach three billion by the end of this year and four billion by the end of 2011. Demand for cellular applications beyond voice, such as video, SMS, email and internet access have created a multi-billion dollar market for accessorial cellular network products such as the CelLynx Network Extenders. “Certain user segments have an almost insatiable appetite for connectivity and enhanced access to critical productivity applications while at work, at home and on the move,” according to Cliff Raskind, Strategy Analytics’ director of Wireless Strategies. These early adopters are already driving the market for products that will improve connectivity. Business users are twice as likely to carry a mobile phone as a notebook when away from their desk and are keenly interested in expanding email and internet access to the phone. This increase in bandwidth demand on the cellular network both decreases signal strength and increases the need for CelLynx’s 5BARz products.

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

According to Plunkett Research, Ltd. there were 806 million automobiles and light trucks on the roads of the world in 2007. That number is expected to increase to one billion by the year 2020. Predictions by Analyst House IDC indicate that the number of mobile workers is also set to reach one billion in the short term.   It is reasonable to assume that, as the number of vehicles increase and the number of cell phones increase; the number of drivers using cell phones will also increase.

The National Council of Legislators estimates 73 % of drivers use their cell phones in the car. Nine states, D.C. and the Virgin Islands have passed legislation requiring hands free cell phone usage while driving. Anticipating the continuation of this legislative trend, the CelLynx vehicular 5BARz Universal Unit is equipped with Bluetooth® for hands free, safe driving
.
All of the above trends suggest the need for quality voice, data and media solutions in the mobile environment, and the market for user friendly boosters such as the CelLynx 5BARz Universal Unit will follow these trends in both growth and application.

Sales and Marketing Strategy

CelLynx will address the US and International market place through the Master Global Marketing, Distribution Agreement recently assigned to 5BARz International.

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

Competition by Market Segment

The residential wireless amplifier competitors: Most of the companies in this industry are slow to offer plug ’n play single-unit solutions such as CelLynx. In fact, companies such as Wilson, Wi-Ex and CellAntenna, offer two-piece, ‘cable connected amplifier-to-antenna’ solutions requiring complex installation enabled only by tech savvy users or professional installers and at considerably higher prices than CelLynx.

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

While each of the above competitors has solutions for certain market segments such as large buildings and warehouses, there is no dominant market leader in the SOHO and Vehicle segments of the Market. CelLynx believes that the total indoor and vehicle cell signal amplification market, now exceeding $300 million annually, could experience continued growth through the commercialization of products such as those being offered by CelLynx. As compared to the current products in the marketplace, CelLynx’s key sustainable competitive advantage is in its patent pending technology providing for compact, plug ’n play, consumer friendly and affordable product lines.

Intellectual Property

CelLynx has trademark protection for the brand name “5BARz” and for its sales slogan, “Turning Weak Spots into Sweet Spots.” CelLynx has the following patent applications pending:

101710.0001US	Cell Phone Signal Booster	Patent - US Patent#8005513	11/625331	Issued
101710.0001US2	Dual Cancellation Loop Wireless Repeater	Patent - US	12/106468	Pending
101710.0001US3	Wireless Repeater	Patent - US	13/214983	Pending
101710.0002US1	Wireless Repeater Management Systems	Patent - US	12/328076	Pending
101710.0005US1	Dual Loop Active and Passive Repeater Antenna Isolation Improvement	Patent - US	12/425615	Pending
101710.0006US	CELLYNX	TMK - US	78/747185	Pending
101710.0007US	5BARZ	TMK - US	78/866260	Issued
101710.0008US	TURNING WEAK SPOTS INTO SWEET SPOTS	TMK - US	78/938374	Allowed
101710.0009BR	Multi-Band Wireless Repeater	Patent - Foreign	PI0919140-2	Pending
101710.0009CA	Multi-Band Wireless Repeater	Patent - Foreign	2739184	Pending
101710.0009EU	Multi-Band Wireless Repeater	Patent - Foreign	09815384.4	Pending
101710.0009IN	Multi-Band Wireless Repeater	Patent - Foreign	2288/DELNP/2011	Pending
101710.0009JP	Multi-Band Wireless Repeater	Patent - Foreign	2011-528067	Pending
101710.0009KR	Multi-Band Wireless Repeater	Patent - Foreign	(PCT)10-2011-7009297	Pending
101710.0009MX	Multi-Band Wireless Repeater	Patent - Foreign	MX/a/2011/002908	Pending
101710.0009US1	Multi-Band Wireless Repeater	Patent - US Patent#8227636	12/235313	Issued
101710.0010US1	Antenna Docking Station	Patent - US	12/625347	Pending

The CelLynx Technology

The plug ’n play aspects of the CelLynx cellular booster demanded complex algorithms and intuitive interfaces. Further complicating the challenge, the booster required a full duplex linear amplifier providing up to 45db of gain in both RX and TX paths and directional antennae with one inch of separation and 70db of isolation between them. It further required an active feed-forward cancellation in both the RX and TX links with real time correction and an active Automatic Gain Control for both links running in sync with the active feed-forward cancellation. Typically, a repeater simply boosts off the air cell phone signals so operating performance of a repeater can be related to the amount of boost reliability delivered by the repeater.

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

Employees/Contractors/Consultants

CelLynx had approximately six (6) full-time employees during 2009 and early 2010 but it was found that, at this stage of our product development, it has been more efficient for the engineers and software designers to work as independent contractors. Therefore, the company has switched to that business model for talent. Additionally, we have hired several consultants to assist with development of our product. CelLynx is not affiliated with any union or collective bargaining agreement. While the employees were laid off in 2010, there have been no adverse labor incidents in the history of CelLynx. Management believes that its relationship with its current contractors and consultants is good.

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

We also lease office space in El Dorado Hills, California at 5047 Robert J Mathews Parkway, Suite 400, El Dorado Hills, California 95762. This facility has been  used for research, development and engineering. The facility is approximately 1,570 square feet. The lease expires March 31, 2012 and the monthly base rent is $1,962 and will be phased out at that time.

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

ITEM 3. LEGAL PROCEEDINGS

The previously reported Labor Commission awards have since been converted into Judgments. The first groups of such awards were converted into a judgment in the amount of $103,122. It was assigned to the CA Franchise Tax Board for collection. Management has settled this Judgment converting it to an installment payable at $10,000 per month commencing on Feb. 1, 2012 until the judgment is satisfied. The additional judgments up to approximately $149,713 plus interest will follow after this initial judgment is satisfied. Management expects that the second group of awards will be settled on a monthly payment basis as well.

Dolphinshire L.P., a California limited partnership v. CelLynx Group, Inc., a Nevada corporation and Does 1-10, Superior Court of California, Orange County, Case No. 00521213. On November 8, 2011, plaintiff brought suit against the Company for unlawful detainer of offices located at 25910 Acero, Suite 370, Mission Viejo, CA 92691 pursuant to a lease agreement, seeking an unspecified amount of damages not to exceed $25,000. The Company has engaged in settlement negotiations with the plaintiff and management expects to settle before eviction.

CSS Properties, v. CelLynx Group, Inc., and Does 1-10, Superior Court of California, El Dorado County, Case No. PCU 2 0 110442. On October 12, 2010, plaintiff brought suit against the Company for unlawful detainer of offices located at 5047 Robert J Matthews Parkway, El Dorado Hills, CA 95762 pursuant to a lease agreement, seeking an unspecified amount of damages not to exceed $25,000. The Company has engaged in settlement negotiations with the plaintiff and management expects to settle before eviction.

ITEM 4. (Removed and Reserved).

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock, par value $0.001 per share, is traded on the Over-The-Counter Bulletin Board ("OTCBB") under the symbol "CYNX." The following table sets forth, for each quarter within the last two fiscal years, the reported high and low bid quotations for the Company’s common stock as reported on the OTCBB. The bid price reflects inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

QUARTER	HIGH ($)	LOW ($)
Quarter ended March 31, 2010	$0.25	$0.12
Quarter ended June 30, 2010	$0.16	$0.04
Quarter ended September 30, 2010	$0.06	$0.02
Quarter ended December 31, 2010	$0.05	$0.02
Quarter Ended March 31, 2011	$0.0450	$0.0161
Quarter Ended June 30, 2011	$0.0290	$0.0069
Quarter Ended September 30, 2011	$0.0018	$0.0150
Quarter Ended December 31, 2011	$0.0006	$0.0033

Holders

As of September 30, 2011, there were approximately 162 shareholders of record of our common stock based upon the shareholder list provided by our transfer agent. Our transfer agent is Signature Stock Transfer located at 2632 Coachlight Court, Plano, Texas 75093, and their telephone number is (972) 612-4120.

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

While we have completed the first prototype of the @Home units which will eventually deliver 70 decibel (dB) of gain in a Single Band PCS environment providing up to 2500 square feet of indoor coverage, the completion of its development and its commercialization has been delayed so that resources can be allocated to the Road Warrior and its existing orders.  As a result, the Road Warrior orders presently consisting of 16,000 units will be ready for shipment pending approval of COFETEL, The Mexican Federal Telecommunications Commission on the following schedule: The first 4,000 of those units will be shipped within 90 days of approval and the remaining 12,000 units will be shipped within 180 days thereafter.

Our @Home unit measures 6.5 x 7.5 x 2.5 inches, weighs approximately one pound and does not require the installation of antennas or cables in order to function. Most small office home office (“SOHO”) cellular network extenders currently on the market require a receiving tower or antenna, usually placed in an attic or on a rooftop, and a transmitting tower or antenna to be placed at least 35 feet from the other antenna with each connected to the amplifier by cable. Our patent pending technology is designed to eliminate the need to distance the receiving and transmitting towers, allowing the two towers to be placed directly inside the amplifier, resulting in a more affordable, one-piece unit sometimes referred to as ‘plug ’n play,’ i.e., requiring no installation other than plugging the unit into a power source. In order to optimize marketability, we are developing an improved model which is expected to operate in a dual band, PCS and Cellular, environment delivering 65 dB of gain, thereby allowing for coverage of 2,500 to 3,000 square feet. This dual-band unit would work with all current wireless carriers except Nextel, which operates on its own frequency. The PCS network is generally used by the older carriers such as AT&T at 850MHz, while the newer carriers such as T-Mobile operate on the cellular network at 1900 MHz. Management believes that all of the critical functions required for this dual-band unit have been identified and that we have the capability to complete development leading to commercialization.

Our Road Warrior product line is being manufactured by contract manufacturers located in the Philippines, with whom CelLynx has established manufacturing and supply chain relationships. These manufacturers allow us to capitalize on the full advantages of multiple manufacturing locations with a trained and experienced technical work force, state-of-the-art facilities and knowledge of all aspects of supply chain management, operational execution, global logistics and reverse logistics. The marketing and sales functions will be handled by 5BARz International, Inc., in accordance with the M&D Agreement discussed below, incorporating a multi-channel strategy that includes distribution partners, wireless service providers, retail outlets and international joint ventures.

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

(i)           $160,000 on or before June 30, 2011;

(ii)           $240,000 on or before August 31, 2011;

(iii)           $500,000 on or before October 31, 2011; and

(iv)           $1,306,500 on or before December 1, 2011.

As of May 12, 2011, the Company and 5BARz entered into an addendum to the Asset Purchase Agreement which sets out a new payment date for the balance to be paid on or before September 30, 2011.

As of September 30, 2011, the company and 5BARz entered into an addendum to the Asset Purchase Agreement which provided for the payment of the balance due of $1,200,651 on or before March 31, 2012.

There is no assurance that the Company will receive the entire amount of funding provided in the Line of Credit Agreement or the Asset Purchase Agreement. As of June 30, 2011, no units had been sold through 5Barz; consequently, the Company had not received any of the licensing fees under this agreement. However, on July 14, 5BARz announced that it had received a Purchase Order for 16,000 units, most of which are now expected to be delivered within the 2012 calendar year with payment to be received by 5BARz within 90 days thereafter. The transaction has been delayed awaiting approval of COFETEL, The Federal Telecommunications Commission, Mexico’s equivalent to the US FCC.

As earlier reported in the Company’s Form 10K and 10Q, the Company was a Defendant in an action brought by Dophinshire L.P. regarding its office space in Mission Viejo, CA. That action has since been dismissed.  However, a new action is in process and is currently being negotiated..  Management expects to settle this action.

A similar action for past due rent has been filed as to its facility in El Dorado Hills, CA.  This action too is being negotiated and Management expects to settle this action as well.

As had been previously reported in the Company’s Form 10K and 10Q, the Company was facing claims for back wages by some of its former employees. Some of those claims have been partially paid and others were expected to be paid in the normal course of business or were to be otherwise defended. Those claims have now been incorporated into California Labor Commission awards in favor of those former employees. Those awards total approximately $252,835.05 depending on interest charges. The first award has been converted into a judgment in the amount of $103,122. Management has negotiated a monthly payment plan amounting to $10,000 per month commencing on February 1, 2012 and every month thereafter until the judgment has been satisfied.

The Company has received a Cease Trading Order from the British Columbia Securities Commission (BCSC) alleging that the Company is in violation of the British Colombia reporting requirements.  The BCSC has assumed that since two the Company's Directors are domiciled in BC, that the company is controlled out of BC and therefore subject to its reporting requirements. The Company denies that premise and is appealing the issuance of the CTO.

Dwayne Yaretz Agreement

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

Asher Enterprises Agreements

On February 22, 2011, CelLynx Group, Inc., (“the Company”), entered into a Securities Purchase Agreement (the “SPA”) with Asher Enterprises, Inc., a Delaware corporation, (“Asher”), dated as of February 15, 2011, in the amount of $40,000.

On March 10, 2011, CelLynx Group, Inc., (“the Company”), finalized a transaction (the Convertible Promissory Note) pursuant to a Securities Purchase Agreement (the “SPA”) with Asher Enterprises, Inc., a Delaware corporation, (“Asher”), dated as of February 15, 2011, in connection with the purchase by Asher of a Convertible Promissory Note (the “Note”), in the amount of $42,500.

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

As of September 30, 2011, the Company has notes outstanding to Asher in the amount of $97,000 plus accrued interest.  That amount plus interest is expected to be converted into shares. In accordance with the Convertible Notes referred to above.

Results of Operations

Comparison of years ended September 30, 2010 and 2009

	Year ended September 30,
	2011	2010	$ Change	% Change

REVENUE	$-	$89,867	$(89,867)	-100.0%

COST OF REVENUE	-	59,758	(59,758)	-100.0%

GROSS PROFIT	-	30,109	(30,109)	-100.0%

OPERATING EXPENSES	1,595,975	4,031,357	(2,435,382)	-60.4%

NON OPERATING INCOME	278,266	363,895	(85,629)	-23.5%

NET LOSS	$(1,317,709)	$(3,637,353)	$2,319,644	-63.8%

Revenue and Cost of Revenue

During the year ended September 30, 2011 and 2010, we generated $0 and $89,867, respectively, in revenue that arose from the initial sale of our 5Barz units which became sellable in July 2009.  Cost of revenues was $0 and $59,758, respectively, resulting in a gross profit of $0 and $30,109, respectively.

Operating Expenses

Total operating expenses incurred for the year ended September 30, 2011 were $1,595,975 compared to $4,031,357 for the year ended September 30, 2010, which decreased by $2,435,382.  The significant decrease was due to a significant decrease in salaries and wages.  During the year ended September 30, 2010, we recognized $689,455 of salaries and wages expense compared to $0 for the year ended September 30, 2011, for a decrease of $689,455 or 100%.  There was also a significant decrease in the options compensation expense. During the year ended September 30, 2010, we recognized $634,190 of options compensation expense compared to $263,232 for the year ended September 30, 2011, for a decrease of $370,957 or (58)%.

Non-Operating Income and Expenses

Total non-operating income generated for the year ended September 30, 2011 was $278,266 compared to $363,895 for the year ended September 30, 2010 which was a decrease of $85,629.  The difference was due to the decreased fair value of warrants for the year ended September 30, 2011 and a gain of $239,303 from the sale of intangible assets.

Liquidity and Capital Resources

Financial Condition

As of September 30, 2011, we had cash of $178 and we had a working capital deficit of $2,376,878 compared to cash of $6,601 and a working capital deficit of $1,751,682 as of September 30, 2009. The increase in working capital deficit is due the increase in current liabilities which is primarily comprised of accounts payable and convertible notes.

During the year ended September 30, 2011, cash used in operating activities was $691,810. Cash used in operating activities consisted of a net loss of $1,317,709 increased by gain on the sale of intangible assets of $239,303 and the change in fair value of accrued warrant liability of $167,696, offset by non-cash expenses of $241,948 for stock issued for services, $278,395 for stock-based compensation, $101,730 for the amortization of debt discount, a decrease in other assets of $145,321, and an increase of $227,068 for change in accounts payable and accrued expenses.

We generated $299,349 from the sale of intangible assets for the year ended September 30, 2011, compared to $22,865 of cash used for the purchase of equipment and intangible assets for the year ended September 30, 2010.

Cash provided by financing activities was $386,038 for the year ended September 30, 2011, compared to $1,475,200 for the year ended September 30, 2010. During the year ended September 30, 2011, we received $165,000 from the proceeds of convertible debentures and $221,038 from a line of credit.  During the year ended September 30, 2010, we received $1,544,450, less offering costs of $33,750 associated with the common stock. We have financed our operations primarily through proceeds from the issuance and sale of common stock.

We anticipate raising an additional $3.5 million during the next six months through the Asset Purchase Agreements and Line of Credit Agreement, although there is no guarantee that such funds will be available.  There is no assurance that we will be able to raise the entire amount.

Going Concern

In our Annual Report on Form 10-K for the year ended September 30, 2011, our independent auditors included an explanatory paragraph in its report relating to our consolidated financial statements for the years ended September 30, 2011 and 2010, which states that we have incurred negative cash flows from operations since inception, and expect to incur additional losses in the future and have a substantial accumulated deficit. These conditions give rise to substantial doubt about our ability to continue as a going concern. Our ability to expand operations and generate additional revenue and our ability to obtain additional funding will determine our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have prepared our consolidated financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2011, we had an accumulated deficit of $16,629,272, negative cash flows from operations since inception, and expect to incur additional losses in the future as we continue to develop and grow our business. We have funded our losses primarily through the sale of common stock and warrants in private placements; borrowings from related parties and other investors; and revenue provided by the sales of our 5BARz unit. The further development of our business will require capital. Our operating expenses will consume a material amount of our cash resources.

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

The following table summarizes our contractual obligations as of September 30, 2011, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

		Less than
Contractual obligations	Total	1 year	1-3 years

Note Payable	$409,356	$409,356	$-
Line of credit	241,038	-	-
Operating lease	38,955	38,955	-
	$689,349	$448,311	$-

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred relate to underpayment of income tax are classified as income tax expense in the period incurred. No significant penalties or interest relating to income taxes have been incurred during the years ended September 30, 2011 and 2010.

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

During the course of the  2011 year The Company converted 13,063,212 of share options in the name of its Founder and former CEO, Daniel Ash into a like number of Common Shares.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the year ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Our current directors and executive officers, their ages, their respective offices and positions, and their respective dates of election or appointment are as follows:

Name	Age	Position	Date of Appointment
Norman W. Collins	72	Chief Executive Officer, Chief Financial Officer, Chairman of the Board	July 21, 2010
Dwayne Yaretz	50	Director	December 19, 2009
Malcolm P. Burke	67	Director	July 21, 2010

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

Dwayne Yaretz – Director

Mr. Yaretz has been involved with numerous privately held companies in various industry sectors to capitalize, manage growth strategies and operate as going concerns in North America over the past 26 years. Internationally, Mr. Yaretz has acted as Vice-President for Asia Power Engineering and China Power Corporation; both Hong Kong based companies specializing in design, construction and operations in the energy co-generation sector in the Peoples’ Republic of China. Since 1996 Mr. Yaretz has acted for several public companies in various capacities. Mr. Yaretz has served as a Director, Corporate Secretary, and CFO as well as a President and CEO of several private and public companies, including two Capital Pool Companies that have successfully completed Qualifying Transactions by way of an IPO. Currently, Mr. Yaretz in President of Griffin Corporate Concepts, a consulting firm focused on partnering with companies that are positioned for high growth potential in international markets. Mr. Yaretz is currently a Director of Cantronic Systems Inc., a Tier 1 TSX.V listed company and Benzai Capital Ltd., a Capital Pool Company listed on the TSX.V. In addition, Mr. Yaretz is also a Director of PAKIT Inc., a technology company and leading designer, developer and supplier of cellulose fiber moulding equipment to the packaging industry.

Malcolm P. Burke

Mr. Burke was appointed a director on July 21, 2010, and brings a wealth of both business and financial experience to the Company. Prior to founding Primary Capital Group in 1986, Mr. Burke was a senior advisor and shareholder in Royal LePage Realty, Canada’s largest real estate brokerage firm where he managed the firm’s investment division. Upon founding the Primary Capital Group, he continued to provide private equity and strategic financial advice to promising early stage and high growth ventures in the natural resource, oil and gas and technology fields. In the process, he has been responsible for raising capital for private and public companies including many early stage and startup companies. He has been the President and Director of Primary Capital Group since 1988 and has also served as a director of a number of public companies listed on the TSX, NASDAQ and American Stock Exchange and the AIM Market in the UK. Mr. Burke is a resident of West Vancouver, BC, and is 67 years of age.

Family Relationships

There are no family relationships among our directors and executive officers.

Involvement in Certain Legal Proceedings

Except as provided below, none of our directors or executive officers has, during the past five years:

(a) Had a petition under the federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

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

(e) Been found by a court of competent jurisdiction in a civil action or by the Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated; nor

(f) Been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

In January 2008, Mr. Pickard became interim President of Universal Guardian Holding, Inc. (“UGH”) to assist the Board of Directors in disposing of UGH’s assets to repay UGH’s bondholders. UGH was not successful in selling its assets and on June 23, 2008, the Board of Directors elected to voluntarily file for Chapter 7 bankruptcy protection.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of the copies of such forms furnished to the Company, or written representations that no reports were required, we believe that except as set forth below, for the fiscal year ended September 30, 2011, beneficial owners complied with Section 16(a) filing requirements applicable to them:

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
Dwayne Yaretz, Chair Norman W. Collins Malcolm P. Burke

ITEM 11. EXECUTIVE COMPENSATION

Summary of Compensation

Executive Compensation

The following summary compensation table reflects all compensation for fiscal years 2010 and 2011 received by CelLynx’s principal executive officer and two most highly compensated executive officers whose salary exceeded $100,000.

Summary Compensation Table
								Non- qualified
							Non-Equity	Deferred
				Stock	Option		Incentive Plan	Compensation	All Other
		Salary	Bonus	Awards	Awards		Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)		($)	($)	( $)	($)
Daniel R. Ash, President, Former Chief Executive Officer, Former	2010	150,385	-	-	-		-	-	-	150,385

Chief Operating Officer, Former Secretary, and Director (1)	2009	170,000	-	-	-		-	-	-	170,000

Tareq Risheq, Former Chief Strategy Officer and Director (2) (3)	2009	-	-	-	-		-	-	-	-
	2010	-	-	-	117,201	(4)	-	-	-	117,201

Norm Collins, Chief Executive officer and Director (5) (6)	2009	-	-	-	-		-	-	-	-
	2010	85,000	-		70,009	(4)	-	-	-	155,009

Kevin Pickard, Chief Financial Officer (7)(8)	2009	40,000	-	-	-		-	-	-	40,000
	2010	110,000	-	-	-		-	-	-	110,000

(1)	Mr. Ash relinquished his positions with the Company on July 15, 2010.

(2)	Mr. Risheq resigned from the Company’s Board of Directors on July 15, 2010.

(3)	Mr. Risheq received these options while serving as a Director of the Company.

(4)	The Company used the Black-Scholes option-pricing model to value the options. The assumptions used in calculating the fair value of options granted are as follows:
Expected life (years):	3
Risk-free interest rate:	2.28%
Expected volatility:	145%
Expected dividend yield:	0%

(5)	Mr. Collins was appointed as the Company’s Chief Executive Officer on July 15, 2010.

(6)	Mr. Collins received these options while serving as a Director of the Company. Of the $85,000 Salary listed, Mr. Collins has received $10,000, and the Company has accrued the remaining $75,000.

(7)	Of the $110,000 compensation listed for 2010, Mr. Pickard has received $40,000, and the Company has accrued the remaining $70,000.
(8)	Mr. Pickard resigned in May 2011

Outstanding Equity Awards

The following table sets forth certain information concerning stock and granted to our named executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS						STOCK AWARDS
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Daniel R. Ash (1)(2)	4,538,768	4,211	-	$0.0787	10/1/2012
Daniel R. Ash (3)	349,426	-	-	$0.0787	4/21/2013
Daniel R. Ash (1)	6,670,589	1,804,644	-	$0.0787	5/20/2013
Norm Collins (4)(5)	675,000	-	-	$0.13	3/4/2015

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

Director Compensation

On July 15, 2008, CelLynx-California entered into an agreement with Mr. Norman W. Collins that granted Mr. Collins a stock option to purchase 610,000 shares of CelLynx-California’s common stock at an exercise price of $0.09 per share that vest 25% per year so long as Mr. Collins remains a director of CelLynx. Upon the closing of the Exchange Agreement, this option was exchanged for an option to purchase 767,337 shares of the Company's common stock at an exercise price of $0.0715 per share.

Other than as described above, we do not pay any compensation to members of our board of directors for their service on the board. However, we intend to review and consider future proposals regarding board compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

Set forth in the table below is information regarding awards made through compensation plans or arrangements through September 30, 2011, the most recently completed fiscal year.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	--		$--	--
Equity compensation plans not approved by security holders	33,188,050		--	41,811,950
Total	33,188,050	$		41,811,950

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

Name and Position	Number of Shares of Common Stock Beneficially Owned (1)	Percent of Shares of Common Stock Beneficially Owned (2)
Daniel R. Ash, President, Chief Executive Officer, Chief Operating Officer, Secretary and Director (3)	37,855,024	19.45%
Tareq Risheq, Director (4)	32,487,103	17.30%
Norman W. Collins, Director (5)	3,583,130	1.90%
Dwayne Yaretz, Director	998,400	*
Malcolm P. Burke, Director	-	*
All Executive Officers and Directors as a Group (4 persons)	5,964,500	3.15%

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

(5)	Consisting of options to purchase 213,383 shares of the Company’s common stock.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the two most recently completed fiscal years ended September 30, 2011 and 2010, for professional services rendered by the principal accountant for the audit of the Corporation’s annual financial statements and review of the financial statements included our quarterly reports and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended September 30, 2010	Year Ended September 30, 2011
Audit Fees	$94,400	$35,000
Audit Related Fees	$-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$94,400	$35,000

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

A list of the financial statements of the Company filed as part of this Report can be found in the Index to Financial Statements on page F-1.

Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Share Exchange Agreement by and among the Company, CelLynx-California and the CelLynx Owners dated January 3, 2008 (1)

2.2	Amendment Agreement to Share Exchange Agreement between the Company and CelLynx-California dated May 20, 2008 (2)

2.3	Waiver of Conditions Precedent

3.1	Articles of Incorporation of CelLynx Group, Inc. (3)

3.2	Articles of Merger of CelLynx Group, Inc. (4)

3.3	Bylaws of CelLynx Group, Inc. (4)

3.4	Certificate of Designation of CelLynx Group, Inc. (5)

3.5	Articles of Merger of CelLynx Group, Inc. (8)

3.6	Certificate of Amendment to Articles of Incorporation of CelLynx Group, Inc. (9)

10.1	Form of Subscription Agreement dated July 23, 2008 (6)

10.2	Form of Warrant dated July 23, 2008 (6)

10.3	Master Global Marketing and Distribution Agreement between CelLynx and Dollardex Group Corp. dated July 22, 2008 (7)

10.4	Palomar Ventures III, LP Amended and Restated Subordinated Convertible Promissory Note dated November 10, 2007 (7)

10.5	Lease Agreement between CelLynx-California and CSS Properties, LLC dated February 21, 2008 (7)

10.6	CelLynx-California 2007 Stock Incentive Plan (7)

10.7	Amendment No. 1 to CelLynx-California 2007 Stock Incentive Plan (7)

10.8	Form of Lock-Up Agreement dated July 22, 2008 (7)

10.9	Norman W. Collins Offer Letter dated July 15, 2008 (7)

10.10	Kevin Pickard Consulting Agreement dated July 22, 2008 (7)

10.11	Convertible Promissory Note between CelLynx-California and Daniel Ash dated March 27, 2007 (7)

10.12	Convertible Promissory Note between CelLynx-California and Tareq Risheq dated March 27, 2007 (7)

10.13	Convertible Promissory Note between CelLynx-California and Daniel Ash dated October 25, 2007 (7)

10.14	Convertible Promissory Note between CelLynx-California and Tareq Risheq dated October 25, 2007 (7)

10.15	Incentive Stock Option Agreement between CelLynx-California and Daniel Ash dated October 1, 2007 (7)

10.16	Incentive Stock Option Agreement between CelLynx-California and Tareq Risheq dated October 1, 2007 (7)

10.17	Incentive Stock Option Agreement between CelLynx-California and Robert Legendre dated October 1, 2007 (7)

10.18	Non-Qualified Stock Option Agreement between CelLynx-California and Daniel Ash dated October 1, 2007 (7)

10.19	Non-Qualified Option Agreement between CelLynx-California and Tareq Risheq dated October 1, 2007 (7)

10.20	Non-Qualified Stock Option Agreement between CelLynx-California and Robert Legendre dated October 1, 2007 (7)

10.21	Non-Qualified Stock Option Agreement between CelLynx-California and Daniel Ash dated April 21, 2008 (7)

10.22	Non-Qualified Option Agreement between CelLynx-California and Tareq Risheq dated April 21, 2008 (7)

10.23	Non-Qualified Stock Option Agreement between CelLynx-California and Daniel Ash dated May 20, 2008 (7)

10.24	Non-Qualified Option Agreement between CelLynx-California and Tareq Risheq dated May 20, 2008 (7)

10.25	Non-Qualified Option Agreement between CelLynx-California and Norman Collins dated July 20, 2008 (7)

10.26	Stock Purchase Agreement between CelLynx-California and Norman Collins dated February 12, 2008 (7)

10.27	Lease Agreement between CelLynx and Dolphinshire, L.P. dated August 26, 2008 (11)

10.28	Securities Issuance Agreement executed on May 4, 2009 by and among the Registrant, Dollardex Group Corp. and the other parties listed therein (10)

10.29*	Addendum to Asset Purchase Agreement between CelLynx Group, Inc. and 5BARZ International, Inc. dated September 30, 2011

10.30*	Amendment No. 1 to Convertible Promissory Note between CelLynx Group, Inc. and Asher Enterprises, Inc. on January 6, 2012

10.31	Securities Purchase Agreement between CelLynx Group, Inc. and Asher Enterprises, Inc., dated as of February 15, 2011 and previously filed on our Form 10Q on February 22, 2011 as Exhibit 10.4

10.32	Convertible Promissory Note between CelLynx Group, Inc. and Asher Enterprises, Inc., dated as of February 15, 2011 and previously filed on our form 10Q on February 22, 2011 as Exhibit 10.5

17.1	Letter of Resignation from John P. Thornton to the Board of Directors (7)

17.2	Letter of Resignation from Daniel Ash dated July 16, 2010 (12)

21.1	List of Subsidiaries (7)

31.1*	Section 302 Certification by the Corporation’s Chief Executive Officer *

31.2*	Section 302 Certification by the Corporation’s Chief Financial Officer *

32.1*	Section 906 Certification by the Corporation’s Chief Executive Officer *

32.2*	Section 906 Certification by the Corporation’s Chief Financial Officer *

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

* Filed Herewith.
(1)	Filed on January 9, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(2)	Filed on May 27, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(3)	Filed as an exhibit to our Registration Statement on Form 10SB originally filed on August 26, 1999, as amended, an incorporated herein by reference.
(4)	Filed as an exhibit to our Quarterly Report on Form 10-QSB for the fiscal period ended September 30, 2003, and incorporated herein by reference.
(5)	Filed on July 15, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(6)	Filed on July 23, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(7)	Filed on July 30, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(8)	Filed on August 8, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(9)	Filed on November 21, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(10)	Filed on May 8, 2009, as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(11)	Filed on October 14, 2008, as an exhibit to our Annual Report on Form 10-K, and incorporated herein by reference.
(12)	Filed on July 21, 2010, as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

CelLynx Group, Inc.
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
CelLynx Group, Inc.
Mission Viejo, California

We have audited the accompanying consolidated balance sheet of CelLynx Group, Inc. and subsidiary (formerly Norpac Technologies, Inc.), as of September 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CelLynx Group, Inc. as of September 30, 2011 and 2010, and the results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Gruber & Company, LLC
St Louis, Missouri
January 12, 2012

CELLYNX GROUP, INC.
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2011 AND 2010

	2011	2010

ASSETS
CURRENT ASSETS:
Cash	$178	$6,601
Accounts receivable	-	1,925
Other receivable	1,200,651	-
Inventory	-	30,212
Prepaids and other current assets	20,090	165,411
TOTAL CURRENT ASSETS	1,220,919	204,149

EQUIPMENT, net	2,900	6,087
INTANGIBLE ASSETS, net	53,967	117,772
TOTAL ASSETS	$1,277,786	$328,008

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,622,307	$1,417,641
Accrued interest	51,692	36,054
Accrued derivative liabilities	102,286	204,139
Deferred gain	1,200,651	-
Line of credit	241,038	20,000
Convertible promissory notes, net of debt discount of $29,533 and $34,359 as of September 30, 2011 and 2010, respectively	379,823	277,997
TOTAL CURRENT LIABILITIES	3,597,797	1,955,831

TOTAL LIABILITIES	3,597,797	1,955,831

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Series A preferred stock, $0.001 par value;100,000,000 shares authorized; nil shares issued and outstanding	-	-
Common stock, $0.001 par value, 400,000,000 shares authorized; 195,991,082 and 171,752,572 shares issued and outstanding as of September 30, 2011 and 2010, respectively	195,991	171,752
Additional paid-in capital	14,113,270	13,511,988
Accumulated deficit	(16,629,272)	(15,311,563)
Total stockholders' deficit	(2,320,011)	(1,627,823)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,277,786	$328,008

The accompanying notes are an integral part of these consolidated financial statements.

CELLYNX GROUP, INC.
 CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

	2011	2010
Net Revenue	$-	$89,867
Cost of Revenue	-	59,758
Gross profit	-	30,109
Operating expenses
Research and development	-	67,514
General and administrative	1,595,975	3,963,843
Total operating expenses	1,595,975	4,031,357

Loss from operations	$(1,595,975)	$(4,001,248)

Non-operating income (expense):
Interest and financing costs, net	(129,380)	(156,832)
Change in fair value of accrued beneficial conversion liability,	647	59,046
Change in fair value of accrued warrant liability	167,696	461,681
Gain on sale of intangible assets	239,303	-
Total non-operating income (expense), net	278,266	363,895

Net income (loss)	$(1,317,709)	$(3,637,353)

Weighted average shares outstanding - Basic and Diluted:
Basic	185,193,816	161,006,366
Diluted	185,193,816	161,006,366

Earnings per share - Basic and Diluted:
Basic	$(0.01)	$(0.02)
Diluted	$(0.01)	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

CELLYNX GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

							Total
	Preferred Stock		Common Stock		Additional Paid-	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit

Balance, September 30, 2009	-	$-	137,379,397	$137,379	$10,501,965	$(11,674,210)	$(1,034,866)

Conversion of convertible note payable to common stock	-	-	6,290,792	6,291	134,532	-	140,823
Stock based compensation for employees and consultants	-	-	-	-	1,060,170	-	1,060,170
Issuance of warrants for consulting services	-	-	-	-	327,087	-	327,087
Issuance of common stock for consulting services	-	-	4,445,486	4,445	696,671	-	701,116
Issuance of common stock for cash	-	-	23,636,897	23,637	1,487,064	-	1,510,701
Reclassification of beneficial conversion liability to equity	-	-	-	-	(59,964)	-	(59,964)
Reclassification of warrant liability to equity	-	-	-	-	(635,537)	-	(635,537)
Net loss	-	-	-	-	-	(3,637,353)	(3,637,353)
Balance, September 30, 2010	-	$-	171,752,572	$171,752	$13,511,988	$(15,311,563)	$(1,627,823)

Conversion of convertible note payable to common stock	-	-	10,192,539	10,193	94,985	-	105,178
Cancellation of options and issuance of shares	-	-	14,045,971	14,046	227,902	-	241,948
Fair value of share based compensation for employees and consultants	-	-	-	-	278,395	-	278,395
Net loss	-	-	-	-	-	(1,317,709)	(1,317,709)
Balance, September 30, 2011	-	$-	195,991,082	$195,991	$14,113,270	$(16,629,272)	$(2,320,011)

The accompanying notes are an integral part of these consolidated financial statements.

Effective July 24, 2008, the Company affected a 1.2579 for 1 forward stock split of the authorized, issued and outstanding common stock, without change to par value. All share amounts have been retroactively adjusted for all periods presented.

Effective July 24, 2008, the Company issued Series A Preferred Stock on a pro rata basis to the shareholders of CelLynx, Inc. All share amounts have been retroactively adjusted for all periods presented.

CELLYNX GROUP, INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,317,709)	$(3,637,353)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,946	7,545
Warrants issued for services	-	327,087
Stock issued for services	241,948	347,692
Stock issued for interest expense	-	20,323
Stock compensation expense for options issued to employees and consultants	278,395	1,060,170
Change in fair value of accrued beneficial conversion liability	(647)	(59,046)
Change in fair value of accrued warrant liability	(167,696)	(461,681)
Gain on sale of intangible assets	(239,303)	-
Amortization of debt discount	101,730	122,893
Changes in operating assets and liabilities:
Change in accounts receivable	1,925	(1,925)
Change in inventory	30,212	(13,896)
Change in other assets	145,321	219,954
Change in accounts payable, accrued expenses and accrued interest	227,068	615,727
Net cash used in operating activities	(691,810)	(1,452,510)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of intangible assets	299,349	-
Purchase of intangible assets	-	(22,865)
Net cash provided by (used in) investing activities	299,349	(22,865)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of shareholder convertible notes	-	(45,000)
Payment of convertible notes	-
Proceeds from issuance of convertible notes, net	165,000	9,500
Proceeds from line of credit	221,038	-
Proceeds from issuance of common stock	-	1,544,450
Payment of offering costs associated with the sale of common stock	-	(33,750)
Net cash provided by financing activities	386,038	1,475,200

NET DECREASE IN CASH	(6,423)	(175)

CASH, BEGINNING OF PERIOD	6,601	6,776

CASH, END OF PERIOD	$178	$6,601

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING:
Deferred revenue from sale of intangible assets	$1,200,651	$-
Conversion of convertible note payable to common stock	$73,000	$140,823
Issuance of common stock for prepaid services	$-	$353,426

The accompanying notes are an integral part of these consolidated financial statements.

CELLYNX GROUP, INC.
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2011 and 2010

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

The exchange of shares with CelLynx-California was accounted for as a reverse acquisition under the purchase method of accounting because the shareholders of CelLynx-California obtained control of the Company. On August 5, 2008, NorPac Technologies, Inc., changed its name to CelLynx Group, Inc. Accordingly, the merger of CelLynx-California into the Company was recorded as a recapitalization of CelLynx-California, with CelLynx-California being treated as the continuing entity. The historical financial statements presented are the financial statements of CelLynx-California. The Share Exchange Agreement has been treated as a recapitalization and not as a business combination; therefore, no pro forma information is disclosed. At the date of the reverse merger transaction, the net assets of the legal acquirer CelLynx Group, Inc. were $1,248,748.

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

CELLYNX GROUP, INC.
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2011 and 2010

The Company develops and manufactures cellular network extenders which enable users to obtain stronger signals and better reception.

Going Concern and Exiting Development Stage

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity and debt financing to continue operations and to generate sustainable revenue. There is no guarantee that the Company will be able to raise adequate equity or debt financing or generate profitable operations. For the year ended September 30, 2011, the Company incurred a net loss of $1,317,709. As of September 30, 2011, the Company had an accumulated deficit of $16,629,272. Further, as of September 30, 2011 and 2010, the Company had negative working capital of $2,376,878 and $1,751,682, respectively, and had negative cash flows from operations of $691,810 and $1,452,510 for the years ended September 30, 2011 and 2010, respectively. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management intends to raise additional funds through equity or debt financing and to generate cash from the sale of the Company’s products and from license fees as further described below.

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

Inventory

Inventory consists of finished goods ready for sale and is valued at the lower of cost (determined on a first-in, first-out basis) or market. The Company reviews its reserves for slow moving and obsolete inventories. As of September 30, 2011, the Company wrote off its entire inventory balance.

CELLYNX GROUP, INC.
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2011 and 2010

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

Concentration of Credit Risk

Cash includes deposits in accounts maintained at financial institutions.  Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. As of September 30, 2011 and 2010, the Company did not have any deposits in excess of federally-insured limits.  To date, the Company has not experienced any losses in such accounts.

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

CELLYNX GROUP, INC.
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2011 and 2010

Impairment or Disposal of Long-lived Assets

The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of September 30, 2011, and September 30, 2010, there was no significant impairment of its long-lived assets.

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

Fair Value Measurements

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

CELLYNX GROUP, INC.
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2011 and 2010

The Company’s warrant liability is carried at fair value totaling $6,160 and $173,856, as of September 30, 2011 and 2010, respectively.  The Company’s conversion option liability is carried at fair value totaling $96,126 and $30,283 as of September 30, 2011 and 2010, respectively.  The Company used Level 2 inputs for its valuation methodology for the warrant liability and conversion option liability as their fair values were determined by using the Black-Scholes option pricing model using the following assumptions:
September 30, 2011
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

At September 30, 2011, the Company identified the following assets and liabilities that are required to be presented on the balance sheet at fair value:

	Fair Value	Fair Value Measurements at
	As of	September 30, 2011
	September 30, 2011	Using Fair Value Hierarchy
Liabilities		Level 1	Level 2	Level 3
Warrant liability	$6,160	-	$6,160	-
Conversion option liability	96,126	-	96,126	-
Total accrued derivative liabilities	$102,286	-	$102,286	-

For the year ended September 30, 2011, the Company recognized a gain of $167,696 for the change in the fair value of accrued warrant liability and the Company recognized a gain of $647 for the change in fair value of accrued beneficial conversion liability, respectively.  For the year ended September 30, 2010, the Company recognized a gain of $559,046 for the change in the fair value of accrued warrant liability and $461,681 for the change in fair value of accrued beneficial conversion liability.

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

CELLYNX GROUP, INC.
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2011 and 2010

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s consolidated financial statements. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. No significant penalties or interest relating to income taxes were incurred during the years ended September 30, 2011 and 2010.

Basic and Diluted Net Loss Per Share

The Company reports loss per share in accordance with the ASC Topic 260, “Earnings-Per-Share.” Basic-earnings per-share is based upon the weighted average number of common shares outstanding. Diluted-earnings-per-share is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised.  Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period, plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding stock options and warrants during the period. Due to the net loss for the years ended September 30, 2011 and 2010, none of the potential dilutive securities have been included in the calculation of dilutive earning per share because their effect would be anti-dilutive.

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

CELLYNX GROUP, INC.
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2011 and 2010

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

Note 3 – Equipment

Equipment consisted of the following at September 30, 2011 and 2010:

	September 30,	September 30,
	2011	2010
Office furniture and equipment	$9,879	$9,879
Computer equipment	8,930	8,930
	18,809	18,809
Accumulated depreciation	(15,909)	(12,722)
Equipment, net	$2,900	$6,087

The Company recorded depreciation expense of $3,187 and $5,272 for the years ended September 30, 2011 and 2010.

CELLYNX GROUP, INC.
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2011 and 2010

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

Intangible assets consist of the following:

	September 30,	September 30,
	2011	2010
Patents	$49,586	$101,378
Trademarks	6,243	12,487
Licensing rights	4,214	8,429
	60,043	122,294
Accumulated Amortization	(6,076)	(4,522)
Intangibles, net	$53,967	$117,772

The Company recorded amortization expense related to the intangible assets of $1,554 and $2,273 for the year ended September 30, 2011 respectively.  No amortization has been recorded for the patents as of September 30, 2011, as the patents have not been issued to the Company.

The following table summarizes the amortization for the above intangible assets over the next 5 years and thereafter:

Years ended September 30,	Amount
2012	$2,092
2013	2,092
2014	197
$4,381

Convertible Promissory Note Issued August 15, 2006

On August 15, 2006, the Company issued a secured promissory note (the “August 2006 Note”) for $250,000 to an unrelated entity (the “Holder”). On November 10, 2007, the August 2006 Note was amended (the “Amended Note”).  At the date of the amendment, the Company was obligated to pay to the Holder $262,356 which represented the principal and accrued interest, and the Holder was entitled to purchase shares of the Company’s securities pursuant to a Warrant to Purchase Common Stock dated August 15, 2006 (“August 2006 Warrant”). In contemplation of the completion of the reverse merger, the Company and the Holder reached an agreement whereby this Amended Note superseded the August 2006 Note and canceled the August 2006 Warrant. The principal amount of the Amended Note is $262,356, is unsecured and is convertible into 6,340,029 shares of common stock of the Company and bears interest at 4% per annum, computed on the basis of the actual number of days elapsed and a year of 365 days. All unpaid principal, together with the accrued but unpaid interest was due and payable upon the earlier of (i) November 9, 2010, at the written request of the Holder to the Company, or (ii) the occurrence of an event of default.  At the date of amendment, the Company determined that the Amended Note had a beneficial conversion feature with a fair value of $767,047. The Company recorded a debt discount of $262,356 and expensed as financing costs the $504,691 of the beneficial conversion feature that exceeded the principal balance. The Company did not pay the note per the terms of the agreement and as of September 30, 2011, the total unpaid principal balance and accrued interest is $262,356 and $40,798, respectively.

CELLYNX GROUP, INC.
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2011 and 2010

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

On various days during the six months ended March 31, 2011, Asher converted the $55,000 note for 3,763,967 shares of the Company’s common stock.  See Note 9.

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

Pursuant to the terms of the Asher February 2011 Note, while there remains any unpaid amounts owing on the Asher February 2011 Note, the Company may not incur additional debt without Asher’s approval except for (i) debt that was owed or committed as of the date of the SPA and of which the Company had informed Asher; (ii) indebtedness to trade creditors or financial institutions in the ordinary course of business; (c) debt which in the aggregate does not exceed $250,000; or (d) debt the proceeds of which are used to repay the Asher Note.

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

CELLYNX GROUP, INC.
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2011 and 2010

On various days during the three months ended September 30, 2011, 2011, Asher converted the $18,000 note for 6,428,572 shares of the Company’s common stock.  See Note 9.

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

CELLYNX GROUP, INC.
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2011 and 2010

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

Yaretz Convertible Promissory Note Issued April 5, 2011 – Related Party
On April 5, 2011, the Company entered into a Securities Purchase Agreement (the “SPA”) with one of its directors, Dwayne Yaretz (“Yaretz”), in connection with the purchase by Yaretz of a Convertible Promissory Note (the “Yaretz Note”).

Pursuant to the Yaretz Note, Yaretz loaned to the Company the principal amount of $50,000.  The Yaretz Note bears interest at a rate of 8%, and is due on January 5, 2012.  Yaretz may convert principal and unpaid interest on the note into shares of the Company’s common stock, with the number of shares issuable determined by dividing the amount to be converted by the conversion price which is equal to 63% of the average of the three lowest trading prices of the Company’s common stock over the ten trading days prior to the date of the conversion.  Yaretz is prohibited under the Yaretz Note from converting amounts if principal and interest that would result in Yaretz receiving shares, which when combined with shares of the Company’s common stock held by Yaretz, would result in Yaretz holding more than 4.99% of the Company’s then-outstanding common stock.  No registration rights were granted in connection with the purchase of the Yaretz Note, and the shares of common stock, if any, issued upon conversion, will be restricted securities as defined pursuant to the terms of Rule 144.

Pursuant to the terms of the Yaretz Note, while there remains any unpaid amounts owing on the Yaretz Note, the Company may not incur additional debt without Yaretz’s approval except for (i) debt that was owed or committed as of the date of the SPA and of which the Company had informed Yaretz; (ii) indebtedness to trade creditors or financial institutions in the ordinary course of business; (c) debt which in the aggregate does not exceed $250,000; or (d) debt the proceeds of which are used to repay the Yaretz Note.

The Company has the right to pre-pay the Yaretz Note during the first 120 days following the date of the Yaretz Note by paying to Yaretz 150% of the then-outstanding principal amount and any accrued and unpaid interest, penalties, or other amounts owing.

The Company determined that the Yaretz Note contained a beneficial conversion feature because the conversion rate was less than the share price at the date of issuance.  The Company recorded a $29,365 debt discount related to the beneficial conversion feature.

The Company recorded interest expense relating to the convertible promissory notes of $25,049 and $29,844 for the years ended September 30, 2011 and 2010, respectively.

The Company amortized $101,730 and $122,893 of the debt discount for the years ended September 30, 2011 and 2010, respectively.

CELLYNX GROUP, INC.
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2011 and 2010

The following table summarizes the convertible promissory notes at September 30, 2011 and September 30, 2010:

	September 30,	September 30,
	2011	2010

Issued August 2006, amended November 2007	$262,356	$262,356
Issued July 22, 2010	-	50,000
Less: Debt discount	-	(34,359)
Issued July 2010 through May 2011	220,000	-
Less amounts converted	(73,000)
Less: Debt discount	(29,533)	-
Convertible promissory notes, net	$379,823	$277,997

Note 5 - License Agreement

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

The Company recorded amortization expense related to the licensing agreement of $632 and $1,054 for the years ended September 30, 2011 and 2010, respectively.

Note 6 - Consulting Agreement

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
For the Years Ended September 30, 2011 and 2010

Note 7 - Dollardex/5BARz Agreement

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

CELLYNX GROUP, INC.
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2011 and 2010

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
For the Years Ended September 30, 2011 and 2010

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

Currently, the Company has received $241,038 under the Line of Credit Agreement and $299,349 under the Asset Purchase Agreement.

There is no assurance that the Company will receive the entire amount of funding provided in the Line of Credit Agreement or the Asset Purchase Agreement. As of January 9, 2011, no units had been sold through 5 Barz; consequently, the Company had not received any of the licensing fees under this agreement.

Note 8 – Stockholders’ Equity

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

CELLYNX GROUP, INC.
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2011 and 2010

On March 24, 2011, the Company issued 633,333 shares of common stock to a consultant for services rendered. The shares were valued at $13,933 which was the fair market value of the shares on the date of grant.

On August 23, 2011, the Company issued 1,666,667 shares of common stock pursuant to the conversion of $8,000 principal of the Asher Note. The conversion rate was $.0048.

On September 15, 2011, the Company issued 4,761,905 shares of common stock pursuant to the conversion of $10,000 principal of the Asher Note. The conversion rate was $.0021.

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

September 30, 2011
Expected life (years)	5.00
Risk-free interest rate	2.08
Expected volatility	145%
Expected dividend yield	0%

The weighted average grant-date fair value was $0.015 per option. The Company fair value of $30,324 is recorded as an expense in the accompanying consolidated statement of operations.

CELLYNX GROUP, INC.
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2011 and 2010

The following table summarizes information with respect to options outstanding under the Plan and outside the Plan.

	Number of	Weighted Average	Weighted Average	Aggregate
	Shares	Exercise Price	Contractual Life	Intrinsic Value
Outstanding at September 30, 2009	27,713,833	$0.102
Granted	7,874,217	$0.128
Canceled	(2,400,000)	$0.074
Exercised	-
Outstanding at September 30, 2010	33,188,050	$0.103	3.29	$943
Granted	2,000,000	0.020
Canceled	(13,412,638)	0.079
Exercised	-
Outstanding at September 30, 2011	21,775,412	$0.111	3.00	$-
Exercisable at September 30, 2011	19,041,494	$0.107	2.93	$-

The number and weighted average exercise prices of all options outstanding as of September 30, 2011, are as follows:

Options outstanding

			Weighted
		Weighted	Average
	Number	Average	Remaining
Range of	Outstanding as of	Exercise	Contractual Life
Exercise Price	September 30, 2011	Price	(Years)

$0.014 - 0.05	3,415,170	0.018	4.18
$0.06 - 0.100	4,506,184	0.074	2.20
$0.110 - 0.150	9,555,457	0.125	3.02
$0.160 - 0.200	2,556,961	0.172	3.71
$0.210 - 0.260	1,741,640	0.217	2.82
	21,775,412

CELLYNX GROUP, INC.
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2011 and 2010

The number and weighted average exercise prices of all options exercisable as of September 30, 2011, are as follows:

Options Exercisable

			Weighted
		Weighted	Average
	Number	Average	Remaining
Range of	Outstanding as of	Exercise	Contractual Life
Exercise Price	September 30, 2011	Price	(Years)

$0.014 - 0.05	3,415,170	0.018	4.18
$0.06 - 0.100	4,007,338	0.074	1.21
$0.110 - 0.150	8,566,279	0.126	3.11
$0.160 - 0.200	1,792,667	0.177	2.93
$0.210 - 0.260	1,260,040	0.217	2.68
	19,041,494

Warrants
The following table summarizes the warrant activity:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Life (in years)	Value
Outstanding, September 30, 2009	8,060,000	0.12
Granted	28,054,757	0.32
Exercised	-	-
Cancelled	-	-
Outstanding, September 30, 2010	36,114,757	$0.12	2.18	$35,000
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, September 30, 2011	36,114,757	$0.27	1.18	$3,750
Exercisable, September 30, 2011	36,114,757	$0.27	1.18	$3,750

CELLYNX GROUP, INC.
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2011 and 2010

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

The Company recorded rent expense of $90,023 and $77,780 for years ended September 30, 2011 and 2010.

Litigation

The previously reported Labor Commission awards have since been converted into Judgments. The first groups of such awards were converted into a judgment in the amount of $103,122. It was assigned to the CA Franchise Tax Board for collection. Management has settled this Judgment converting it to an installment payable at $10,000 per month commencing on Feb. 1, 2012 until the judgment is satisfied. The additional judgments up to approximately $149,713 plus interest will follow after this initial judgment is satisfied. Management expects that the second group of awards will be settled on a monthly payment basis as well.

Dolphinshire L.P., a California limited partnership v. CelLynx Group, Inc., a Nevada corporation and Does 1-10, Superior Court of California, Orange County, Case No. 00521213. On November 8, 2011, plaintiff brought suit against the Company for unlawful detainer of offices located at 25910 Acero, Suite 370, Mission Viejo, CA 92691 pursuant to a lease agreement, seeking an unspecified amount of damages not to exceed $25,000. The Company has engaged in settlement negotiations with the plaintiff and management expects to settle before eviction.

CSS Properties, v. CelLynx Group, Inc., and Does 1-10, Superior Court of California, El Dorado County, Case No. PCU 2 0 110442. On October 12, 2010, plaintiff brought suit against the Company for unlawful detainer of offices located at 5047 Robert J Matthews Parkway, El Dorado Hills, CA 95762 pursuant to a lease agreement, seeking an unspecified amount of damages not to exceed $25,000. The Company has engaged in settlement negotiations with the plaintiff and management expects to settle before eviction.

Note 10 – Taxes

The Company has provided no current income taxes due to the losses incurred from October 11, 2005 (date of inception), through September 30, 2011. Net operating losses of approximately $6,700,000 at September 30, 2011, are available for carryover. The net operating losses will expire from 2022 through 2026. The Company has provided a 100% valuation allowance for the deferred tax benefit resulting from the net operating loss carryover due to our limited operating history. In addressing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. When we demonstrate a history of profitable operation, we will reduce our valuation allowance at that time.

CELLYNX GROUP, INC.
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2011 and 2010

A reconciliation of the statutory Federal income tax rate and the effective income tax rate for the years ended September 30, 2011 and 2010 follows:

	September 30,		September 30,
	2011		2010
Statutory federal income tax rate	(34%	)	(34%	)
State income taxes (benefit), net of federal taxes	(6%	)	(6%	)
Equity instruments issued for compensation/services	16%		19%
Change in derivative liabilities	(5%	)	(6%	)
Non-cash financing costs	(3%	)	(1%	)
Valuation allowance	32%		28%
Effective income tax rate	-		-

The significant components of deferred tax assets and liabilities are as follows:

	September 30,	September 30,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$2,931,884	$2,587,723
Valuation allowance	(2,931,884)	(2,587,723)
Net deferred tax assets	$-	$-

Note 11 – Subsequent Events

The Company has evaluated all subsequent events that occurred up to the time of the Company's issuance of its financial statements.

Subsequent to September 30, 2011, the Company issued 33,506,911 shares of common stock pursuant to the conversion of $34,500 principal of the Asher Note. The Company also issued an additional convertible note in the amount of $15,000. In addition, the Company converted $50,000 in accounts payable to a convertible note.

On January 6, 2011, the Company and Asher enterprises entered into Amendments to the March 3, 2011 and the May 18, 2011 Convertible Promissory Notes in order to adjust the Variable Conversion Price to 25% of the Market Price which represents a discount rate of 75%.  The previous agreement called for 31% of the Market Price representing a discount of 69%.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELLYNX GROUP, INC.

Dated: January 13, 2012	By:	/s/ Norman W. Collins
Norman W. Collins
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Norman W. Collins		January 13, 2012
Norman W. Collins	Chairman of the Board, Chief Executive Officer (Principal Executive Officer)

/s/ Dwayne Yaretz		January 13, 2012
Dwayne Yaretz	Director

/s/ Malcolm P. Burke		January 13, 2012
Malcolm P. Burke	Director