Form 10-Q
period 2011-12-31
CelLynx Group, Inc.
filed 2012-02-21
CIK 1067286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 000-27147

CelLynx Group, Inc.
(Exact name of registrant as specified in it charter)

Nevada	95-4705831
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

25910 Acero, Suite 370
Mission Viejo, California 92691

(Address of principal executive offices)

(949) 305-5290

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐

Indicate by check mark whether the registrant  has submitted  electronically  and posted on its corporate Web site, if any, every Interactive Data File required  to be submitted  and posted pursuant to Rule 405 of Regulation  S-T during the preceding  12 months  (or for such shorter period that the registrant was required to submit and post such files)..   Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Non-Accelerated Filer ☐

Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date: 240,831,326, issued and outstanding as of February 17, 2012.

Part I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CELLYNX GROUP, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2011 AND SEPTEMBER 30, 2011

	December 31,	September 30,
	2011	2011
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$167	$178
Accounts receivable	-	-
Other receivable	1,197,701	1,200,651
Inventory	-	-
Prepaids and other current assets	-	20,090
TOTAL CURRENT ASSETS	1,197,868	1,220,919

EQUIPMENT, net	2,321	2,900
INTANGIBLE ASSETS, net	57,143	53,967
TOTAL ASSETS	$1,257,332	$1,277,786

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,717,548	$1,622,307
Accrued interest	57,664	51,692
Accrued derivative liabilities	73,552	102,286
Deferred gain	1,197,701	1,200,651
Line of credit	250,152	241,038
Convertible promissory notes, net of debt discount of $4,154 and $29,533 as of December 31, 2011 and September 30, 2011, respectively	370,702	379,823
TOTAL CURRENT LIABILITIES	3,667,319	3,597,797

TOTAL LIABILITIES	3,667,319	3,597,797

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Series A preferred stock, $0.001 par value;100,000,000 shares authorized; nil shares issued and outstanding	-	-
Common stock, $0.001 par value, 400,000,000 shares authorized; 229,497,933 and 195,991,082 shares issued and outstanding as of December 31, 2011 and September 30, 2011, respectively	229,498	195,991
Additional paid-in capital	14,154,072	14,113,270
Accumulated deficit	(16,793,557)	(16,629,272)
Total stockholders' deficit	(2,409,987)	(2,320,011)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,257,332	$1,277,786

The accompanying notes are an integral part of these consolidated financial statements.

CELLYNX GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
	(unaudited)	(unaudited)

Net Revenue	$-	$-
Cost of Revenue	-	-
Gross profit	-	-
Operating expenses
Research and development	-	-
General and administrative	155,504	655,771
Total operating expenses	155,504	655,771

Loss from operations	$(155,504)	$(655,771)

Non-operating income (expense):
Interest and financing costs, net	(40,465)	(24,845)
Change in fair value of accrued beneficial conversion liability,	26,016	(131)
Change in fair value of accrued warrant liability	2,718	(77,900)
Gain on sale of intangible assets	2,950	-
Total non-operating income (expense), net	(8,781)	(102,876)

Net loss	$(164,285)	$(758,647)

Weighted average shares outstanding - Basic and Diluted:
Basic	212,006,020	174,230,994
Diluted	212,006,020	174,230,994

Loss per share - Basic and Diluted:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

CELLYNX GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(164,285)	$(758,647)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	839	875
Stock issued for services	-	228,015
Stock compensation expense for options issued to employees and consultants	39,809	127,974
Change in fair value of accrued beneficial conversion liability	(26,016)	131
Change in fair value of accrued warrant liability	(2,718)	77,900
Amortization of debt discount	25,379	22,419
Changes in operating assets and liabilities:
Change in accounts receivable	-	-
Change in inventory	-	-
Change in other assets	20,090	94,521
Change in accounts payable, accrued expenses and accrued interest	101,213	201,436
Net cash used in operating activities	(5,689)	(5,376)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	(3,436)	-
Net cash used in investing activities	(3,436)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	9,114	-
Net cash provided by financing activities	9,114	-

NET DECREASE IN CASH	(11)	(5,376)

CASH, BEGINNING OF PERIOD	178	6,601

CASH, END OF PERIOD	$167	$1,225

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING:
Conversion of convertible note payable to common stock	$34,500	$-

The accompanying notes are an integral part of these consolidated financial statements.

CELLYNX GROUP, INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010
(Unaudited)

Note 1 – Organization and Basis of Presentation

The unaudited consolidated financial statements have been prepared by CelLynx Group, Inc., formerly known as NorPac Technologies, Inc. (hereinafter referred to as “CelLynx” or the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results for the three months ended December 31, 2011, are not necessarily indicative of the results to be expected for the full year ending September 30, 2012.

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

On July 24, 2008, the Company entered into a Share Exchange Agreement, as amended, with CelLynx, Inc., a California corporation ("CelLynx- California"), and twenty-three CelLynx-California shareholders who, immediately prior to the closing of the transaction, collectively held 100% of CelLynx-California’s issued and outstanding shares of capital stock. As a result, the CelLynx-California shareholders were to receive 77,970,956 shares of the Company’s common stock in exchange for 100%, or 61,983,580 shares, of CelLynx-California’s common stock. However, the Company had only 41,402,110 authorized, unissued and unreserved shares of common stock available, after taking into account the shares of common stock issued in the July 23, 2008, financing described above. Pursuant to the Share Exchange Agreement, in the event that there was an insufficient number of authorized but unissued and unreserved common stock to complete the transaction, the Company was to issue all of the available authorized but unissued and unreserved common stock to the CelLynx-California shareholders in a pro rata manner and then establish a class of Series A Convertible Preferred Stock (“Series  A Preferred Stock”) and issue that number of shares of Series A Preferred Stock such that the common stock underlying the Series A Preferred Stock plus the common stock actually issued to the CelLynx- California shareholders would equal the total number of shares of common stock due to the CelLynx-California shareholders under the Share Exchange Agreement. As a result, the Company issued to the CelLynx-California shareholders an aggregate of 32,454,922 shares of common stock and 45,516,034 shares of Series A Preferred Stock. The Series A Preferred Stock automatically would convert into common stock on a one-to-one ratio upon the authorized capital stock of the Company being increased to include not less than 150,000,000 shares of common stock.

On November 7, 2008, the Company amended the Articles of Incorporation to increase the number of authorized shares to 400,000,000 and converted the 45,516,034 shares of Series A Preferred Stock into 45,516,034 shares of the Company’s common stock.

CELLYNX GROUP, INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010
(Unaudited)

The exchange of shares with CelLynx-California was accounted for as a reverse acquisition under the purchase method of accounting because the shareholders of CelLynx-California obtained control of the Company. On August 5, 2008, NorPac Technologies, Inc. changed its name to CelLynx Group, Inc. Accordingly the merger of CelLynx-California into the Company was recorded as a recapitalization of CelLynx-California, with CelLynx-California being treated as the continuing entity. The historical financial statements presented are the financial statements of CelLynx-California. The Share Exchange Agreement has been treated as a recapitalization and not as a business combination; therefore, no pro forma information is disclosed. At the date of the reverse merger transaction, the net assets of the legal acquirer CelLynx Group, Inc. were $1,248,748.

As a result of the reverse merger transactions described above, the historical financial statements presented are those of CelLynx-California, the operating entity. Each CelLynx-California shareholder received 1.2579292 shares of stock in the Company for each share of CelLynx- California capital stock. All shares and per-share information have been retroactively restated for all periods presented to reflect the reverse merger transaction.

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

Going Concern and Exiting Development Stage

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity and debt financing to continue operations and to generate sustainable revenue. There is no guarantee that the Company will be able to raise adequate equity or debt financing or generate profitable operations. For the three months ended December 31, 2011, the Company incurred a net loss of $164,285. As of December 31, 2011, the Company had an accumulated deficit of $16,793,557. Further, as of December 31, 2011 and September 30, 2011, the Company had negative working capital of $2,469,451 and $2,376,878, respectively, and had negative cash flows from operations of $5,689 and $5,376 for the three months ended December 31, 2011 and 2010, respectively. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management intends to raise additional funds through equity or debt financing and to generate cash from the sale of the Company’s products and from license fees as further described below.

The Company was in the development stage through June 30, 2009. In July 2009, the Company received the first 220 units of the Company’s cellular network extender, The Road Warrior, from its manufacturer. As of July 2009, the Company was fully operational and as such was longer considered a development stage company. During the period that the Company was considered a development stage company, the Company incurred accumulated losses of approximately $10,948,625.

CELLYNX GROUP, INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010
(Unaudited)

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  The accompanying consolidated financial statements include the accounts of CelLynx Group, Inc., and its 100% wholly -owned subsidiary, CelLynx, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

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

Accounts Receivable

The Company maintains reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded based on the Company’s historical collection history. Receivables are written off when they are determined to be uncollectible. As of December 31, 2011 and September 30, 2011, the Company determined that allowance for bad debt was not necessary.

Other Receivable

Other receivables are amounts due from the sale of 50% of the Company’s intangible assets.

CELLYNX GROUP, INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010
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

Concentration of Credit Risk

Cash includes deposits in accounts maintained at financial institutions.  Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. As of December 31, 2011 and September 30, 2011, the Company did not have any deposits in excess of federally-insured limits. To date, the Company has not experienced any losses in such accounts.

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

CELLYNX GROUP, INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010
(Unaudited)

Impairment or Disposal of Long- lived Assets

The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long -lived assets. ASC 360 requires impairment losses to be recorded on long - lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long -lived assets. Loss on long -lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of December 31, 2011 and September 30, 2011, there was no significant impairment of its long -lived assets.

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

CELLYNX GROUP, INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010
(Unaudited)

The Company’s warrant liability is carried at fair value totaling $3,442 and $6,160, as of December 31, 2011 and September 30, 2011, respectively. The Company’s conversion option liability is carried at fair value totaling $70,110 and $96,126 as of December 31, 2011 and September 30, 2011, respectively. The Company used Level 2 inputs for its valuation methodology for the warrant liability and conversion option liability as their fair values were determined by using the Black-Scholes option pricing model using the following assumptions:

December 31, 2011
Annual dividend yield	—
Expected life (years)	0.75 – 3.70
Risk-free interest rate	0.01% - 0.81%
Expected volatility	145%

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

At December 31, 2011, the Company identified the following assets and liabilities that are required to be presented on the balance sheet at fair value:

	Fair Value As of December 31, 2011	Fair Value Measurements at December 31, Using Fair Value Hierarchy
Liabilities		Level 1	Level 2	Level 3
Warrant liability	$3,442		$3,442
Conversion option liability	$70,110		$70,110
Total accrued derivative liabilities	$73,552		$73,552

CELLYNX GROUP, INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010
(Unaudited)

For the three months ended December 31, 2011, the Company recognized a gain of $2,718 for the change in the fair value of accrued warrant liability and the Company recognized a gain of $26,016 for the change in fair value of accrued beneficial conversion liability, respectively. For the three months ended December 31, 2010, the Company recognized a loss of $77,900 for the change in the fair value of accrued warrant liability and a loss of $131 for the change in fair value of accrued beneficial conversion liability.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s consolidated financial statements.  Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. No significant penalties or interest relating to income taxes have been incurred during the three months ended December 31, 2011 and 2010.

Basic and Diluted Net Loss Per Share

The Company reports loss per share in accordance with the ASC Topic 260, “Earnings Per Share.” Basic earnings-per-share is based upon the weighted average number of common shares outstanding. Diluted earnings-per-share is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Diluted net loss-per-share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period, plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding stock options and warrants during the period. Due to the net loss for the three months ended December 31, 2011 and 2010, none of the potential dilutive securities have been included in the calculation of dilutive earning per share because their effect would be anti-dilutive.

CELLYNX GROUP, INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010
(Unaudited)

Stock - Based Compensation

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

The Company uses the Black-Scholes option-pricing model which was developed for use in estimating the fair value of options. Option -pricing models require the input of highly complex and subjective variables including the expected life of options granted and the Company’s expected stock price volatility over a period equal to or greater than the expected life of the options. Because changes in the subjective assumptions can materially affect the estimated value of the Company’s employee stock options, it is management’s opinion that the Black-Scholes option-pricing model may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with ASC 718 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/seller market transaction.

The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

Recent Accounting Pronouncements

In December 2011, the FASB issued guidance on offsetting (netting) assets and liabilities. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The new guidance is effective for annual periods beginning after January 1, 2013.

In September 2011, the FASB issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is no less than its carrying amount, the two-step goodwill impairment test is not required. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.

In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The new guidance is effective for annual periods beginning after December 15, 2011. In December 2011, the FASB issued a deferral of certain portion of this guidance.

In May 2011, the FASB issued guidance to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counter party credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance is effective for annual periods beginning after December 15, 2011.

CELLYNX GROUP, INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010
(Unaudited)

Note 3 – Equipment

Equipment consisted of the following at December 31, 2011 and September 30, 2011:

	December 31, 2011	September 30, 2011
Office furniture and equipment	$9,879	$9,879
Computer equipment	8,930	8,930
	$18,809	$18,809
Accumulated depreciation	(16,488)	(15,909)
Equipment, net	$2,321	$2,900

The Company recorded depreciation expense of $579 for the three months ended December 31, 2011, and $360 the three months ended December 31, 2010, respectively.

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

Intangible assets consist of the following:

	December 31, 2011	September 30, 2011
Patents	$53,022	$49,586
Trademarks	6,243	6,243
Licensing rights	4,214	4,214
	63,479	60,043
Accumulated Amortization	(6,336)	(6,076)
Intangibles, net	$57,143	$53,967

CELLYNX GROUP, INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010
(Unaudited)

The Company recorded amortization expense related to the trademarks of $260 for the three months ended December 31, 2011. The Company recorded amortization expense related to the trademarks of $515 for the three months ended December 31, 2010.

No amortization has been recorded for the patents as of December 31, 2011, as the patents have not been issued to the Company.

Note 5 – Convertible Promissory Notes

Convertible Promissory Note Issued August 15, 2006

On August 15, 2006, the Company issued a secured promissory note (the “August 2006 Note”) for $250,000 to an unrelated entity (the “Holder”). On November 10, 2007, the August 2006 Note was amended (the “Amended Note”). At the date of the amendment, the Company was obligated to pay to the Holder $262,356 which represented the principal and accrued interest, and the Holder was entitled to purchase shares of the Company’s securities pursuant to a Warrant to Purchase Common Stock dated August 15, 2006 (“August 2006 Warrant”). In contemplation of the completion of the reverse merger, the Company and the Holder reached an agreement whereby this Amended Note superseded the August 2006 Note and canceled the August 2006 Warrant. The principal amount of the Amended Note is $262,356, is unsecured and is convertible into 6,340,029 shares of common stock of the Company and bears interest at 4% per annum, computed on the basis of the actual number of days elapsed and a year of 365 days. All unpaid principal, together with the accrued but unpaid interest was due and payable upon the earlier of (i) November 9, 2010, at the written request of the Holder to the Company, or (ii) the occurrence of an event of default. At the date of amendment, the Company determined that the Amended Note had a beneficial conversion feature with a fair value of $767,047. The Company recorded a debt discount of $262,356 and expensed as financing costs the $504,691 of the beneficial conversion feature that exceeded the principal balance. The Company did not pay the note per the terms of the agreement and as of December 31, 2011, the total unpaid principal balance and accrued interest is $262,356 and $43,443, respectively.

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
December 31, 2011 and 2010
(Unaudited)

Asher Convertible Promissory Note Issued February 22, 2011

On February 22, 2011, the Company entered into a Securities Purchase Agreement (the “SPA”) with Asher Enterprises, Inc., a Delaware corporation (“Asher”), in connection with the purchase by Asher of a Convertible Promissory Note (the “Asher February 2011 Note”).

Pursuant to the Asher February 2011 Note, Asher loaned to the Company the principal amount of $40,000. The Asher February 2011 Note bears interest at a rate of 8%, and is due on November 17, 2011.  Asher may convert principal and unpaid interest on the note into shares of the Company’s common stock, with the number of shares issuable determined by dividing the amount to be converted by the conversion price which is equal to 63% of the average of the three lowest trading prices of the Company’s common stock over the ten trading days prior to the date of the conversion. Asher is prohibited under the Asher February 2011 Note from converting amounts if principal and interest that would result in Asher receiving shares, which when combined with shares of the Company’s common stock held by Asher, would result in Asher holding more than 4.99% of the Company’s then- outstanding common stock. No registration rights were granted in connection with the purchase of the Asher Note, and the shares of common stock, if any, issued upon conversion, will be restricted securities as defined pursuant to the terms of Rule 144.

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

CELLYNX GROUP, INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010
(Unaudited)

Pursuant to the Asher March 2011 Note, Asher loaned to the Company the principal amount of $42,500. The Asher March 2011 Note bears interest at a rate of 8%, and is due on December 7, 2011. Asher may convert principal and unpaid interest on the note into shares of the Company’s common stock, with the number of shares issuable determined by dividing the amount to be converted by the conversion price which is equal to 63% of the average of the three lowest trading prices of the Company’s common stock over the ten trading days prior to the date of the conversion. Asher is prohibited under the Asher March 2011 Note from converting amounts if principal and interest that would result in Asher receiving shares, which when combined with shares of the Company’s common stock held by Asher, would result in Asher holding more than 4.99% of the Company’s then- outstanding common stock.  No registration rights were granted in connection with the purchase of the Asher March 2011 Note, and the shares of common stock, if any, issued upon conversion, will be restricted securities as defined pursuant to the terms of Rule 144.

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

Pursuant to the Asher May 2011 Note, Asher loaned to the Company the principal amount of $32,500. The Asher May 2011 Note bears interest at a rate of 8%, and is due on February 23, 2012. Asher may convert principal and unpaid interest on the note into shares of the Company’s common stock, with the number of shares issuable determined by dividing the amount to be converted by the conversion price which is equal to 63% of the average of the three lowest trading prices of the Company’s common stock over the ten trading days prior to the date of the conversion. Asher is prohibited under the Asher May 2011 Note from converting amounts if principal and interest that would result in Asher receiving shares, which when combined with shares of the Company’s common stock held by Asher, would result in Asher holding more than 4.99% of the Company’s then- outstanding common stock. No registration rights were granted in connection with the purchase of the Asher May 2011 Note, and the shares of common stock, if any, issued upon conversion, will be restricted securities as defined pursuant to the terms of Rule 144.

CELLYNX GROUP, INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010
(Unaudited)

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
December 31, 2011 and 2010
(Unaudited)

The Company determined that the Yaretz Note contained a beneficial conversion feature because the conversion rate was less than the share price at the date of issuance. The Company recorded a $29,365 debt discount related to the beneficial conversion feature.

The Company recorded interest expense relating to the convertible promissory notes of $5,973 for the three months ended December 31, 2011, and $2,426 for the three months ended December 31, 2010, respectively.

The Company amortized $25,379 of the debt discount for the three months ended December 31, 2011 and $22,419 of the debt discount for the three months ended December 31, 2010, respectively.

The following table summarizes the convertible promissory notes at December 31, 2011 and September 30, 2011:

	December 31, 2011	September 30, 2011
Issued August 2006, amended November 2007	$262,356	$262,356
Issued July 22, 2010	-	-
Less: Debt discount	-	-
Issued July 2010 through May 2011	220,000	220,000
Less amounts converted	(107,500)	(73,000
Less: Debt discount	(4,154)	(29,533
Convertible promissory notes, net	$370,702	$379,823

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

The Company recorded amortization expense related to the licensing agreement of $105 for the three months ended December 31, 2011, and $211 for the three months ended December 31, 2010, respectively.

CELLYNX GROUP, INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010
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
December 31, 2011 and 2010
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

CELLYNX GROUP, INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010
(Unaudited)

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

(i)  $200,000 on or before January 30, 2011;

(ii)  $300,000 on or before January 30, 2011;

(iii)  $1,000,000 on or before February 28, 2011; and

(iv)  $1,000,000 on or before March 31, 2011.

CELLYNX GROUP, INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010
(Unaudited)

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

CELLYNX GROUP, INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010
(Unaudited)

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

Currently, the Company has received $250,152 under the Line of Credit Agreement and $302,299 under the Asset Purchase Agreement.

There is no assurance that the Company will receive the entire amount of funding provided in the Line of Credit Agreement or the Asset Purchase Agreement. As of February 17, 2012, no units had been sold through 5Barz; consequently, the Company had not received any of the licensing fees under this agreement.

CELLYNX GROUP, INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010
(Unaudited)

Note 9 – Stockholder’s Equity

During the three months ended December 31, 2011, ,the Company issued 33,506,911 shares of common stock pursuant to the conversion of $34,500 principal of the Asher Note. The conversion rate was $.00103.

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

CELLYNX GROUP, INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010
(Unaudited)

The weighted average grant-date fair value was $0.015 per option.

The Company fair value of $30,324 is recorded as an expense in the accompanying consolidated statement of operations.

The following table summarizes information with respect to options outstanding under the Plan and outside the Plan.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Outstanding at September. 30, 2011	21,775,412	$0.111
Granted	-	-
Cancelled	-	-
Exercised
Outstanding at December 31, 2011	21,775,412	$0.111	2.75	$0
Exercisable at December 31, 2011	19,041,494	$0.107	2.68	$0

The number and weighted average exercise prices of all options outstanding as of December 31, 2011, are as follows:

Options outstanding
Range of Exercise Price	Number Outstanding as of September 30, 2011	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

$0.014 - 0.05	3,415,170	0.018	3.93
$0.06 - 0.100	4,506,184	0.074	1.95
$0.110 - 0.150	9,555,457	0.125	2.73
$0.160 - 0.200	2,556,961	0.172	3.46
$0.210 - 0.260	1,741,640	0.217	2.57
	21,775,412

CELLYNX GROUP, INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010
(Unaudited)

The number and weighted average exercise prices of all options exercisable as of December 31, 2011, are as follows:

Options Exercisable
Range of Exercise Price	Number Outstanding as of September 30, 2011	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

$0.014 - 0.05	3,415,170	0.018	3.93
$0.06 - 0.100	4,007,338	0.074	0.96
$0.110 - 0.150	8,566,279	0.126	2.86
$0.160 - 0.200	1,792,667	0.177	2.68
$0.210 - 0.260	1,260,040	0.217	2.43
	19,041,494

Warrants

The following table summarizes the warrant activity:

	Number of Warrants	Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at September 30, 2011	36,114,757	$0.12
Granted	—	—
Exercised	—	—
Expired	—	—
Outstanding at December 31, 2011	36,114,757	$0.27	1.18	$0
Exercisable at December 31, 2011	36,114,757	$0.27	1.18	$0

Note 9 – Commitments and Contingencies

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

The Company recorded rent expense of $17,016 for three months ended December 31, 2011 and $31,497 for three months ended December 21, 2010, respectively.

CELLYNX GROUP, INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010
(Unaudited)

Litigation

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

The Company has received a Cease Trading Order from the British Columbia Securities Commission (BCSC) alleging that the Company is in violation of the British Colombia reporting requirements. The BCSC has assumed that since two the Company's Directors are domiciled in BC that the company is controlled out of BC and therefore subject to its reporting requirements. The Company denies that premise and is appealing the issuance of the CTO.

Note 10 – Subsequent Events

The Company has evaluated all subsequent events that occurred up to the time of the Company's issuance of its financial statements.

The Company issued an additional convertible note in the amount of $15,000. In addition, the Company converted $50,000 in accounts payable to a convertible note.

On January 6, 2011, the Company and Asher Enterprises entered into Amendments to the March 3, 2011 and the May 18, 2011 Convertible Promissory Notes in order to adjust the Variable Conversion price to 25% of the Market Price which represents a discount of 75%.  The previous agreements call for 63% of the Market Price representing a discount of 37%.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

Certain statements in the Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward -looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Amended and Restated Master Global Marketing and Distribution Agreement

Additionally, on October 5, 2010, the Company entered into the A&R Agreement with Dollardex. The A&R Agreement terminated the Original MGMD Agreement and all obligations of the parties there under. Additionally, pursuant to the A&R Agreement, CelLynx appointed Dollardex, and Dollardex accepted such appointment, as the independent, exclusive distributor of the Products (defined as The Road Warrior, The @Home unit and any other product using the 5BARz™ Trademark, including all related accessories, if any, and any and all future products of CelLynx) in the Territory (defined as all countries worldwide including the U.S.).

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

There is no assurance that the Company will receive the entire amount of funding provided in the Line of Credit Agreement or the Asset Purchase Agreement. As of December 31, 2011, no units had been sold through 5Barz; consequently, the Company had not received any of the licensing fees under this agreement. However, on July 14, 5BARz announced that it had received a Purchase Order for 16,000 units, most of which are now expected to be delivered within the 2012 calendar year with payment to be received by 5BARz within 90 days thereafter. The transaction has been delayed awaiting approval of COFETEL, The Federal Telecommunications Commission; Mexico’s equivalent to the US FCC.

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

The Company has the right to pre-pay the Note during the first 120 days following the date of the Note by paying to Mr. Yaretz 150% of the then outstanding principal amount and any accrued and unpaid interest, penalties, or other amounts owing.

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

The Company has the right to pre-pay the Note during the first 120 days following the date of the Note by paying to Asher 150% of the then- outstanding principal amount and any accrued and unpaid interest, penalties, or other amounts owing.

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

As of December 31, 2011, the Company has notes outstanding to Asher in the amount of $62.500 plus accrued interest. That amount plus interest is expected to be converted into shares in accordance with the Convertible Notes referred to above.

Results of Operations

Comparison of the three months ended December 31, 2011 and 2010

	Three months ended December 31,
	2011	2010	$ Change	% Change
REVENUE	$—	$—	$-	-

COST OF REVENUE	—	—	-	-

GROSS PROFIT	—	—	-	-

OPERATING EXPENSES	155,504	655,771	(500,267)	-76.3%

NON OPERATING INCOME (EXPENSES)	8,781	102,876	(94,095)	-91.5%

NET LOSS	$164,285	$758,647	$(594,362	-78.3%

Revenue and Cost of Revenue

During the three months ended December 31, 2011 and 2010, we generated $0. Cost of revenues was $0, resulting in a gross profit of $0.

Operating Expenses

Total operating expenses incurred for the three months ended December 31, 2011 were $155,504 compared to $655,771 for the three months ended December 31, 2010, which decreased by $500,267 or 76.3%. The significant decrease was due to a significant decrease in salaries and wages. During the three months ended December 31, 2010, we recognized $476,706 of professional fees compared to $93,750 for the three months ended December 31, 2011, for a decrease of $382,956 or 80.3%.  There was also a significant decrease in the options compensation expense. During the three months ended December 31, 2010, we recognized $112,8133 of options compensation expense compared to $39,809 for the three months ended December 31, 2011, for a decrease of $73,004 or (64.75)%.

Non Operating Income and Expenses

Total non-operating income (expenses) incurred for the three months ended December 31, 2011 was $8,781 compared to $102,876 for the three months ended December 31, 2010 which was a decrease of $94,095 or 91.5%. The difference was due to the decreased fair value of warrants for the three months ended December 31, 2011.

Liquidity and Capital Resources

Financial Condition

As of December 31, 2011, we had cash of $167, and we had a working capital deficit of $2,469,451 compared to cash of $178 and a working capital deficit of $2,376,878 as of December 31, 2010. The increase in working capital deficit is due the increase in current liabilities which is primarily comprised of accounts payable and convertible notes.

During the three months ended December 31, 2011, cash used in operating activities was $5,689.  Cash used in operating activities consisted of a net loss of $164,285 offset by the non-cash expenses of $39,809 for stock-based compensation, a decrease in other assets of $20,090, and an increase of $101,213 for change in accounts payable and accrued expenses.

We paid $3,436 for the purchase of intangible assets for the three months ended December 31, 2011, compared to $0 for the purchase of equipment and intangible assets for the three months ended December 31, 2010.

We received $9,114 provided by financing activities for the three months ended December 31, 2011, compared to $0 for the three months ended December 31, 2010.

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

We have prepared our consolidated financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2011, we had an accumulated deficit of $16,793,557, negative cash flows from operations since inception, and expect to incur additional losses in the future as we continue to develop and grow our business. We have funded our losses primarily through the sale of common stock and warrants in private placements; borrowings from related parties and other investors; and revenue provided by the sales of our 5Barz unit. The further development of our business will require capital. Our operating expenses will consume a material amount of our cash resources.

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

Impairment or Disposal of Long- lived Assets

The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long -lived assets. ASC 360 requires impairment losses to be recorded on long -lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long -lived assets. Loss on long -lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of December 31, 2011 and September 30, 2011, there was no significant impairment of its long -lived assets.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred relate to underpayment of income tax are classified as income tax expense in the period incurred. No significant penalties or interest relating to income taxes have been incurred during the three months ended December 31, 2011 and 2010.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES Evaluation of Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934 (the "Exchange Act") require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer ("CEO") and a consultant providing services commonly provided by a Chief Financial Officer ("CFO") carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, as of the Evaluation Date, our CEO and CFO believe that:

(i)  our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure; and

(ii)   disclosure controls and procedures were effective as of the date of the evaluation

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER ITEM 1.  LEGAL PROCEEDINGS

As earlier reported in the Company’s Form 10K and 10Q, the Company was a Defendant in an action brought by Dophinshire L.P. regarding its office space in Mission Viejo, CA. That action has since been dismissed. However, a new action is in process and is currently being negotiated. Management expects to settle this action.

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

The Company has received a Cease Trading Order from the British Columbia Securities Commission (BCSC) alleging that the Company is in violation of the British Colombia reporting requirements. The BCSC has assumed that since two the Company's Directors are domiciled in BC that the company is controlled out of BC and therefore subject to its reporting requirements. The Company denies that premise and is appealing the issuance of the CTO.

With the exception of the actions reported above, we know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our company.

The company has not yet made that February 1 payment and has asked for an extension.  That extension is being considered pending the Company's submission of its current financial statements.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description

10.1	Securities Purchase Agreement between Cellynx Group, Inc. and Asher Enterprises, dated January 6, 2011.

10.2	Securities Purchase Agreement between Cellynx Group, Inc. and Pickard and Greene, CPAs, dated January 5, 2011

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLYNX GROUP, INC. (Registrant)

Date: February 21, 2012	By:	/s/ Norman Collins
Norman Collins
Chief Executive Officer