Form 10-Q
period 2012-03-31
CelLynx Group, Inc.
filed 2012-05-22
CIK 1067286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 000-27147

CelLynx Group, Inc.

(Exact name of small business issuer as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	95-4705831 (I.R.S. Employer Identification No.)

4014 Calle Isabella, San Clemente, California 92672

(Address of principal executive offices)

(949) 305-5290

(Registrant’s telephone number, including area code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date: The total shares outstanding for this company is 1,031,634,657 shares outstanding as of May 8, 2012.

Part I – FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS

CELLYNX GROUP, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2012 AND SEPTEMBER 30, 2011

	March 31,	September 30,
	2012	2011
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$3,246	$178
Accounts receivable	-	-
Other receivable		1,200,651
Investment in 5Barz - current	400,000	-
Prepaids and other current assets	-	20,090
TOTAL CURRENT ASSETS	403,246	1,220,919

EQUIPMENT, net	2,113	2,900
INTANGIBLE ASSETS, net	44,718	53,967
Investment in 5Barz - long termt	1,400,000	-
TOTAL ASSETS	$1,850,076	$1,277,786

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,752,628	$1,622,307
Accrued interest	58,808	51,692
Accrued derivative liabilities		102,286
Deferred gain		1,200,651
Line of credit net of debt discount of $126,861	459,664	241,038
Convertible promissory notes, net of debt discount of $20,180 and $29,533
as of March 31, 2012 and September 30, 2011, respectively	403,076	379,823
TOTAL CURRENT LIABILITIES	2,674,177	3,597,797

BCF liability	5,856,633
Warrant liability	3,442
TOTAL LIABILITIES	8,534,252	3,597,797

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Series A preferred stock, $0.001 par value; 100,000,000 shares authorized;
nil shares issued and outstanding	-	-
Common stock, $0.001 par value, 1000,000,000 shares authorized; 690,165,000 and 195,991,082
shares issued and outstanding as of March 31, 2012 and September 30, 2011, respectively	690,165	195,991
Additional paid-in capital	13,823,314	14,113,270
Accumulated deficit	(21,197,656)	(16,629,272)
Total stockholders' deficit	$(6,684,177)	$(2,320,011)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	1,850,076	1,277,786

 The accompanying notes are an integral part of these consolidated financial statements.

CELLYNX GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net Revenue	$-	$-	$-	$-
Cost of Revenue	-	-	-	-
Gross profit	-	-	-	-
Operating expenses
Research and development	-	-	-	-
General and administrative	218,109	473,913	373,238	1,129,684
Total operating expenses	218,109	473,913	373,238	1,129,684

Loss from operations	$(218,109)	$(473,913)	$(373,238)	(1,129,684)

Non-operating income (expense):
Interest and financing costs, net	(51,291)	(25,146)	(92,131)	(49,991)
Change in fair value of accrued beneficial conversion liability,	(5,621,028)	(521)	(5,595,012)	(652)
Change in fair value of accrued warrant liability	0	(82,948)	2,718	(160,848)
Gain on settlement of debt	3,766		3,766
Gain on sale of intangible assets	1,482,563	-	1,485,513	-
Total non-operating income (expense), net	(4,185,990)	(108,615)	(4,195,146)	(211,491)

Net loss	$(4,404,099)	$(582,528)	$(4,568,384)	$(1,341,175)

Weighted average shares outstanding - Basic and Diluted:
Basic and Diluted	211,946,779	186,667,298	267,598,489	180,380,815

Loss per share - Basic and Diluted:
Basic and Diluted	$(0.02)	$(0.00)	$(0.02)	$(0.01)

 The accompanying notes are an integral part of these consolidated financial statements.

CELLYNX GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2012 AND 2011

	2012	2011
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,568,384)	$(1,341,175)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,571	2,436
Warrants issued for services	-
Stock issued for services	-	228,015
Note payable issued for services	50,000
Stock compensation expense for options issued to employees and consultants	79,618	198,996
Change in fair value of accrued beneficial conversion liability	5,595,012	652
Change in fair value of accrued warrant liability	(2,718)	160,848
Amortization of debt discount	92,131	42,761
Gain on sale of intangibles	(1,485,513)
Gain on settlement of debt	(3,766)
Changes in operating assets and liabilities:
Change in accounts receivable	-	1,925
Change in inventory	-
Change in other assets	20,090	165,411
Change in accounts payable, accrued expenses and accrued interest	119,921	91,120
Net cash used in operating activities	(99,038)	(449,011)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets		(1,090)
Net cash used in investing activities	-	(1,090)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of shareholders convertible notes
Payments of convertible notes
Proceeds from issuance of convertible notes	15,000	132,500
Proceeds from issuance of common stock
Proceeds from advances for asset purchase agreement	-	260,434
Proceeds from line of credit	87,106	60,000
Net cash provided by financing activities	102,106	452,934

NET DECREASE IN CASH	3,068	2,833

CASH, BEGINNING OF PERIOD	178	6,601

CASH, END OF PERIOD	$3,246	$9,434

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$0
Cash paid for income taxes	$-	$0

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING:
Conversion of convertible note payable to common stock	$52,700	$55,000

 The accompanying notes are an integral part of these consolidated financial statements.

CELLYNX GROUP, INC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 and 2011

(Unaudited)

Note 1 – Organization and Basis of Presentation

The unaudited consolidated financial statements have been prepared by CelLynx Group, Inc., formerly known as NorPac Technologies, Inc. (hereinafter referred to as “CelLynx” or the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results for the three and six months ended March 31, 2012, are not necessarily indicative of the results to be expected for the full year ending September 30, 2012.

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

On March 23, 2012, the Company amended the Articles of Incorporation to increase the number of authorized shares to 1,000,000,000. On May 7, 2012 the Company amended the Articles of Incorporation to increase the number of authorized shares authorized shares to 2,000,000,000.

CELLYNX GROUP, INC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 and 2011

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

Going Concern and Exiting Development Stage

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity and debt financing to continue operations and to generate sustainable revenue. There is no guarantee that the Company will be able to raise adequate equity or debt financing or generate profitable operations. For the three and six months ended March 31, 2012, the Company incurred a net loss of $4,404,099 and $4,568,384, respectively. As of March 31, 2012, the Company had an accumulated deficit of $21,197,656. Further, as of March 31, 2012 and September 30, 2011, the Company had negative working capital of $2,270,931 and $2,376,878, respectively, and had negative cash flows from operations of $99,038 and $449,011 for the six months ended March 31, 2012 and 2011, respectively. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management intends to raise additional funds through equity or debt financing and to generate cash from the sale of the Company’s products and from license fees as further described below.

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

March 31, 2012 and 2011

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

Accounts Receivable

The Company maintains reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded based on the Company’s historical collection history. Receivables are written off when they are determined to be uncollectible. As of March 31, 2012 and September 30, 2011, the Company determined that allowance for bad debt was not necessary.

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

Concentration of Credit Risk

Cash includes deposits in accounts maintained at financial institutions. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. As of March 31, 2012 and September 30, 2011, the Company did not have any deposits in excess of federally-insured limits. To date, the Company has not experienced any losses in such accounts.

CELLYNX GROUP, INC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 and 2011

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

Impairment or Disposal of Long- lived Assets

The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long -lived assets. ASC 360 requires impairment losses to be recorded on long - lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long -lived assets. Loss on long -lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of March 31, 2012 and September 30, 2011, there was no significant impairment of its long -lived assets.

Revenue Recognition

The Company's revenue recognition policies are in compliance with ASC Topic 605, “Revenue Recognition.” Revenue is recognized at the date of shipment to customers, and when the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured.

The gain on sale of intangibles is fully reflected as income in the period of sale as the sale proceeds were fully paid at the date of sale, March 29, 2012.

CELLYNX GROUP, INC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 and 2011

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

The Company’s warrant liability is carried at fair value totaling $3,442 and $6,160, as of March 31, 2012 and September 30, 2011, respectively. The Company’s conversion option liability is carried at fair value totaling $5,856,633 and $96,126 as of March 31, 2012 and September 30, 2011, respectively. The Company used Level 2 inputs for its valuation methodology for the warrant liability and conversion option liability as their fair values were determined by using the Black-Scholes option pricing model using the following assumptions:

March 31, 2012
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

At March 31, 2012, the Company identified the following assets and liabilities that are required to be presented on the balance sheet at fair value:

CELLYNX GROUP, INC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 and 2011

(Unaudited)

	Fair Value As of March 31, 2012	Fair Value Measurements at March 31, 2012 Using Fair Value Hierarchy
Liabilities		Level 1	Level 2	Level 3
Warrant liability	$3,442		$3,442
Conversion option liability	$5,856,633		$5,856,633
Total accrued derivative liabilities	$5,860,075		$5,860,075

For the three and six months ended March 31, 2012, the Company recognized a gain of $0 and $2,718 for the change in the fair value of accrued warrant liability and the Company recognized a gain of $26,016 and a loss of $5,621,028 for the change in fair value of accrued beneficial conversion liability, respectively.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s consolidated financial statements. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. No significant penalties or interest relating to income taxes have been incurred during the three and six months ended March 31, 2012 and 2011.

CELLYNX GROUP, INC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 and 2011

(Unaudited)

Basic and Diluted Net Loss Per Share

The Company reports loss per share in accordance with the ASC Topic 260, “Earnings Per Share.” Basic earnings-per-share is based upon the weighted average number of common shares outstanding. Diluted earnings-per-share is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Diluted net loss-per-share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period, plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding stock options and warrants during the period. Due to the net loss for the three and six months ended March 31, 2012 and 2011, none of the potential dilutive securities have been included in the calculation of dilutive earning per share because their effect would be anti-dilutive.

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

CELLYNX GROUP, INC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 and 2011

(Unaudited)

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

In May 2011, the FASB issued guidance to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counter-party credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance is effective for annual periods beginning after December 15, 2011.

Note 3 – Equipment

Equipment consisted of the following at March 31, 2012 and September 30, 2011:

	March 31, 2012	September 30, 2011
Office furniture and equipment	$9,879	$9,879
Computer equipment		8,930
	$9,879	$18,809
Accumulated depreciation	(7,766)	(15,909)
Equipment, net	$2,113	$2,900

The Company recorded depreciation expense of $1,045 and $1,405 for the three and six months ended March 31, 2012, respectively, and $208 and $579 for the three and six months ended March 31, 2010, respectively.

CELLYNX GROUP, INC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 and 2011

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

Intangible assets consist of the following:

	March 31, 2012	September 30, 2011
Patents	$42,318	$49,586
Trademarks	4,994	6,243
Licensing rights	4,214	4,214
	51,526	60,043
Accumulated Amortization	(6,809)	(6,076)
Intangibles, net	$44,717	$53,967

Amortization on the sale of intangibles will be calculated from the date that the patents are issued and that the Company commences its initial substantive revenue based upon those intangible assets.

Note 5 – Convertible Promissory Notes

Convertible Promissory Note Issued February 22, 2011

On February 22, 2011, the Company entered into a Securities Purchase Agreement (the “SPA”) with an unrelated entity (the “Holder”), in connection with the purchase by the Holder of a Convertible Promissory Note (the “February 2011 Note”).

Pursuant to the February 2012 Note, the Holder loaned to the Company the principal amount of $40,000. The February 2011 Note bears interest at a rate of 8%, and is due on November 17, 2011. The Holder may convert principal and unpaid interest on the note into shares of the Company’s common stock, with the number of shares issuable determined by dividing the amount to be converted by the conversion price which is equal to 63% of the average of the three lowest trading prices of the Company’s common stock over the ten trading days prior to the date of the conversion. The Company recorded a $23,492 debt discount related to the beneficial conversion feature. The loan was fully repaid on November 17, 2011.

Convertible Promissory Note Issued March 10, 2011

On March 10, 2011, the Company entered into a Securities Purchase Agreement (the “SPA”) with an unrelated entity (the “Holder”), in connection with the purchase by the Holder of a Convertible Promissory Note (the “March 2011 Note”).

CELLYNX GROUP, INC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 and 2011

(Unaudited)

Pursuant to the March 2011 Note, the Holder loaned to the Company the principal amount of $42,500. The March 2011 Note bears interest at a rate of 8%, and was due on December 7, 2011. Subject to a revision of that note agreement dated January 6, 2012, the Holder may convert principal and unpaid interest on the note into shares of the Company’s common stock, with the number of shares issuable determined as the lesser of a fixed rate of $0.00015 per share or a variable rate calculated by dividing the amount to be converted by the conversion price which is equal to 25% of the average of the three lowest trading prices of the Company’s common stock over the ten trading days prior to the date of the conversion. The Holder is prohibited under the March 2011 Note from converting amounts if principal and interest that would result in The Holder receiving shares, which when combined with shares of the Company’s common stock held by The Holder, would result in The Holder holding more than 4.99% of the Company’s then- outstanding common stock. No registration rights were granted in connection with the purchase of the March 2011 Note, and the shares of common stock, if any, issued upon conversion, will be restricted securities as defined pursuant to the terms of Rule 144. The loan was repaid in full via conversion by April 12, 2012.

Convertible Promissory Note Issued May 18, 2011

On May 18, 2011, the Company entered into a Securities Purchase Agreement (the “SPA”) with an unrelated holder, in connection with the purchase by Holder of a Convertible Promissory Note in the principle amount of $32,500. The May 2011 Note bears interest at a rate of 8%, and is due on February 23, 2012. Pursuant to the terms of a January 6, 2012 amendment agreement between the Company and holder, the note may be converted into shares of the Company’s common stock, with the number of shares issuable determined to be the lesser of a fixed rate of $0.00015 per share or a variable rate calculated by dividing the amount to be converted by the conversion price which is equal to 25% of the average of the three lowest trading prices of the Company’s common stock over the ten trading days prior to the date of the conversion. Asher is prohibited under the Asher May 2011 Note from converting amounts if principal and interest that would result in Asher receiving shares, which when combined with shares of the Company’s common stock held by Asher, would result in Asher holding more than 4.99% of the Company’s then- outstanding common stock. No registration rights were granted in connection with the purchase of the Asher May 2011 Note, and the shares of common stock, if any, issued upon conversion, will be restricted securities as defined pursuant to the terms of Rule 144. At the date of issuance of this report, $1,000 plus interest remains outstanding on this note.

Convertible Promissory Note Issued January 10, 2012

On January 10, 2012, the Company entered into a Securities Purchase Agreement (the “SPA”) with an unrelated holder, in connection with the purchase by Holder of a Convertible Promissory Note in the principle amount of $15,000. The January 2012 note bears interest at a rate of 8%, and is due on October 10, 2012. Pursuant to the terms of a January 6, 2012 amendment agreement between the Company and holder, the note may be converted into shares of the Company’s common stock, with the number of shares issuable determined to be the lesser of a fixed rate of $0.00015 per share or a variable rate calculated by dividing the amount to be converted by the conversion price which is equal to 25% of the average of the three lowest trading prices of the Company’s common stock over the ten trading days prior to the date of the conversion. Asher is prohibited under the Asher May 2011 Note from converting amounts if principal and interest that would result in Asher receiving shares, which when combined with shares of the Company’s common stock held by Asher, would result in Asher holding more than 4.99% of the Company’s then- outstanding common stock. No registration rights were granted in connection with the purchase of the Asher May 2011 Note, and the shares of common stock, if any, issued upon conversion, will be restricted securities as defined pursuant to the terms of Rule 144.

Pursuant to the terms of the Note, while there remains any unpaid amounts owing on the Note, the Company may not incur additional debt without Holder’s approval except for (i) debt that was owed or committed as of the date of the SPA and of which the Company had informed holder; (ii) indebtedness to trade creditors or financial institutions in the ordinary course of business; (c) debt which in the aggregate does not exceed $250,000; or (d) debt the proceeds of which are used to repay the Note.

CELLYNX GROUP, INC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 and 2011

(Unaudited)

The Company has the right to pre-pay the Note during the first 120 days following the date of the Note by paying to Holder 150% of the then- outstanding principal amount and any accrued and unpaid interest, penalties, or other amounts owing.

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

Convertible promissory notes

The Company recorded interest expense relating to the convertible promissory notes of $5,973 and $9,941 for the three and six months ended March 31, 2012, respectively and $3,584 and $6,010 for the three and six months ended March 31, 2011, respectively.

The Company amortized $22,609 and $47,988 of the debt discount for the three and six months ended March 31, 2012 respectively and $20,343 and $42,762 of the debt discount for the three and six months ended March 31, 2011, respectively.

The following table summarizes the convertible promissory notes at March 31, 2012 and September 30, 2011:

CELLYNX GROUP, INC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 and 2011

(Unaudited)

	March 31,	September 30,
	2012	2011

Issued August 2006, amended November 2007	$262,356	$262,356
Issued July 22, 2010	-	-
Less: Debt discount	-	-
Issued July 2010 through March 2012	288,600	220,000
Less amounts converted	(127,700)	(73,000)
Less: Debt discount	(20,180)	(29,533)
Convertible promissory notes, net	$403,076	$379,823

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

The Company recorded amortization expense related to the licensing agreement of $105 and $210 for the three and six months ended March 31, 2012, and $211and $421 for the three and six months ended March 31, 2011, respectively.

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
2,000,000

CELLYNX GROUP, INC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 and 2011

(Unaudited)

The vesting schedule is as follows:

Number of Warrants Issued		Exercise Price	Vesting Dates
300,000		$0.10 per share	Immediately
500,000		$0.15 per share	Immediately
50,000		$0.20 per share	Immediately
550,000		$0.20 per share	At time of extension
600,000		$0.25 per share	March 31, 2010
2,000,000	$

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
2,000,000

CELLYNX GROUP, INC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 and 2011

(Unaudited)

Note 8 – 5BARz International, Inc. Agreement

On December 31, 2010, the Company consented to the transfer of three agreements that they had entered into with Dollardex Group Corp. to 5BARz International, Inc. as follows;

(i)	An “Amended and Restated Master Global Marketing and Distribution Agreement.”
(ii)	An “Asset Purchase Agreement”
(iii)	A “Revolving line of credit agreement and security agreement”.

These agreements with provide for the exclusive global marketing and distribution of the 5BARz line of products and related accessories and a 50% ownership interest in the 5BARz intellectual property. In addition, a revolving line of credit facility has been made available to Cellynx.

On March 29, 2012, the Company and 5BARz International, Inc. entered into an agreement which provided several amendments to the agreement referred to above. As a result of those amendments, the following arrangements between the Companies were established;

(iv)	5BARz International, Inc. acquired a 60% interest in the patents and trademarks held by Cellynx Group Inc., referred to as the “5BARz™” technology. That interest in the technology was acquired for proceeds comprised of 9,000,000 shares of the common stock of the Company, valued at the date of acquisition at $0.20 per share or $1,800,000 USD. The acquisition agreement also clarified that the ownership interest in the intellectual property does represent that proportionate interest in income earned from the intellectual property.
(v)	5BARz International, Inc. agreed to make available to Cellynx Group, Inc., a revolving line of credit facility in the amount of $2.2 million dollars of which $636,606 has been advanced as of March 31, 2012. This revolving line of credit facility expires on October 5, 2013. Under the terms of the line of credit facility, the Company has the right to convert amounts due under the facility into common stock of Cellynx, at a conversion rate which is the lesser of a fixed conversion rate of $0.00015 per share or a variable rate which is calculated at 25% of the average lowest three closing bid prices of the Cellynx Group, Inc. common stock for a period which is ten (10) days prior to the date of conversion. At March 31, 2012, the Company converted $78,500 of the amount due under the revolving line of credit facility for 350,000,000 shares of the capital stock of Cellynx Group, Inc. As a result, Cellynx became a consolidated subsidiary of 5Barz International Inc., on March 29, 2012.

(vi)	Pursuant to the Master Global Marketing and Distribution agreement between 5Barz International Inc. and Cellynx Group, Inc., 5BARz International, Inc. was obligated to pay to Cellynx Group, Inc., a royalty fee amounting to 50% of the Company’s Net Earnings. That fee would be paid on a quarterly basis, payable in cash or immediately available funds and shall be due and payable not later than 45 days following the end of each calendar quarter of the year. The asset acquisition agreement amendment referred to herein specified that the royalties would be paid in relation to the ownership of the intellectual property.

CELLYNX GROUP, INC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 and 2011

(Unaudited)

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

During the three months ended December 31, 2011, the Company issued 33,506,911 shares of common stock pursuant to the conversion of $34,500 principal of the Asher Note. The conversion rate was $.00103.

During the three months ended March 31, 2012, the Company issued 110,666,666 shares of common stock pursuant to the conversion of $16,600 principal of the Asher Note. The conversion rate was $. 0.00015.

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

CELLYNX GROUP, INC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 and 2011

(Unaudited)

March 31, 2012

Expected life (years)	5.00
Risk-free interest rate	2.08
Expected volatility	145%
Expected dividend yield	0%

The weighted average grant-date fair value was $0.015 per option.

The Company fair value of $30,324 was recorded as an expense in the accompanying consolidated statement of operations.

The following table summarizes information with respect to options outstanding under the Plan and outside the Plan.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Outstanding at September. 30, 2011	21,775,412	$0.111
Granted	-	-
Cancelled	-	-
Exercised
Outstanding at March 31, 2012	21,775,412	$0.111	2.75	$0
Exercisable at March 31, 2012	19,041,494	$0.107	2.68	$0

The number and weighted average exercise prices of all options outstanding as of March 31, 2012, are as follows:

Options outstanding

			Weighted
		Weighted	Average
	Number	Average	Remaining
Range of	Outstanding as of	Exercise	Contractual Life
Exercise Price	March 31, 2012	Price	(Years)

$0.014 - 0.05	3,415,170	0.018	3.93
$0.06 - 0.100	4,506,184	0.074	1.95
$0.110 - 0.150	9,555,457	0.125	2.73
$0.160 - 0.200	2,556,961	0.172	3.46
$0.210 - 0.260	1,741,640	0.217	2.57
	21,775,412

CELLYNX GROUP, INC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 and 2011

(Unaudited)

The number and weighted average exercise prices of all options exercisable as of March 31, 2012, are as follows:

Options Exercisable

			Weighted
		Weighted	Average
	Number	Average	Remaining
Range of	Outstanding as of	Exercise	Contractual Life
Exercise Price	March 31, 2012	Price	(Years)

$0.014 - 0.05	3,415,170	0.018	3.93
$0.06 - 0.100	4,007,338	0.074	0.96
$0.110 - 0.150	8,566,279	0.126	2.86
$0.160 - 0.200	1,792,667	0.177	2.68
$0.210 - 0.260	1,260,040	0.217	2.43
	19,041,494

Warrants

The following table summarizes the warrant activity:

	Number of Warrants	Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at September 30, 2011	36,114,757	$ 0.12
Granted	—	—
Exercised	—	—
Expired	—	—
Outstanding at March 31, 2012	36,114,757	$ 0.27	1.18	$ 0
Exercisable at March 31, 2012w	36,114,757	$ 0.27	1.18	$ 0

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

CELLYNX GROUP, INC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 and 2011

(Unaudited)

On December 31, 2009, the Company entered into an amended agreement to a lease dated August 26, 2008. The lease was renewed for 25 months and requires monthly payments of $3,710 commencing on May 1, 2010 with a $106 increase of the base rent beginning on the fourteenth month, terminating on April 30, 2012, for office space for its Mission Viejo, California, office.

During the current fiscal year those lease facilities were vacated by the Company.

The Company recorded rent expense of $11,830 and $11,830 for three months and six months ended March 31, 2012 and $39,080 and $70,577 for three and six months ended March 31, 2011, respectively.

Litigation

As earlier reported in the Company’s Form 10K and 10Q, the Company was a Defendant in an action brought by Dophinshire L.P. regarding its office space in Mission Viejo, CA. That action has since been dismissed. Dolphinshire L.P., a California limited partnership v. CelLynx Group, Inc., a Nevada corporation and Does 1-10, Superior Court of California, Orange County, Case No. 00521213. On November 8, 2011, plaintiff brought suit against the Company for unlawful detainer of offices located at 25910 Acero, Suite 370, Mission Viejo, CA 92691 pursuant to a lease agreement, seeking an unspecified amount of damages not to exceed $25,000. The Company has engaged in settlement negotiations with the plaintiff and management expected to settle before eviction. The Company has since, by agreement, vacated the leased premises and continues to negotiate a payout of past due rent and penalties and has moved the general office to 4014 Calle Isabella, San Clemente, CA 92672.

A similar action for past due rent has been filed as to its facility in El Dorado Hills, CA. CSS Properties, v. CelLynx Group, Inc., and Does 1-10, Superior Court of California, El Dorado County, Case No. PCU 2 0 110442. On October 12, 2010, plaintiff brought suit against the Company for unlawful detainer of offices located at 5047 Robert J Matthews Parkway, El Dorado Hills, CA 95762 pursuant to a lease agreement, seeking an unspecified amount of damages not to exceed $25,000. The Company has engaged in settlement negotiations with the plaintiff and management expected to settle before eviction. The Company has since, by agreement, vacated the leased premises and continues to negotiate a payout of past due rent and penalties.

As had been previously reported in the Company’s Form 10K and 10Q, the Company was facing claims for back wages by some of its former employees. Some of those claims have been partially paid and others were expected to be paid in the normal course of business or were to be otherwise defended. Those claims have now been incorporated into California Labor Commission awards in favor of those former employees. Those awards total approximately $312,986.45 depending on interest charges. The first award has been converted into a judgment in the amount of $118,224. Management had negotiated a monthly payment plan amounting to $10,000 per month commencing on February 1, 2012 and every month thereafter until the judgment has been satisfied. This agreement is now in the process of revision.

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

On May 7, 2012, the Company amended the Articles of Incorporation by increasing the authorized shares to a total of 2,000,000,000.

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

Plan of Operations

We are a producer of the next generation of cellular network extenders for the small office, home office and vehicle/marine markets. This next generation product line, CelLynx 5BARz™, uses our patent-pending technology to create a single-piece, plug’n play unit that strengthens weak cellular signals to deliver higher quality signals for voice, data and video reception on cell phones and other cellular devices being used indoors or in vehicles.

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

Agreement; 5BARz International, Inc.

On December 31, 2010, the Company consented to the transfer of three agreements that they had entered into with

Dollardex Group Corp. to 5BARz International, Inc. as follows;

(i)               An “Amended and Restated Master Global Marketing and Distribution Agreement.”

(ii)              An “Asset Purchase Agreement”

(iii)             A “Revolving line of credit agreement and security agreement”.

These agreements with provide for the exclusive global marketing and distribution of the 5BARz line of products and related accessories and a 50% ownership interest in the 5BARz intellectual property. In addition, a revolving line of credit facility has been made available to Cellynx.

On March 29, 2012, the Company and 5BARz International, Inc. entered into an agreement which provided several amendments to the agreement referred to above. As a result of those amendments, the following arrangements between the Companies were established;

(iv)             5BARz International, Inc. acquired a 60% interest in the patents and trademarks held by Cellynx Group Inc., referred to as the “5BARz™” technology. That interest in the technology was acquired for proceeds comprised of 9,000,000 shares of the common stock of the Company, valued at the date of acquisition at $0.20 per share or $1,800,000 USD. The acquisition agreement also clarified that the ownership interest in the intellectual property does represent that proportionate interest in income earned from the intellectual property.

(v)             5BARz International, Inc. agreed to make available to Cellynx Group, Inc. a revolving line of credit facility in the amount of $2.2 million dollars of which $636,606 has been advanced as of March 31, 2012. This revolving line of credit facility expires on October 5, 2013. Under the terms of the line of credit facility, the Company has the right to convert amounts due under the facility into common stock of Cellynx, at a conversion rate which is the lesser of a fixed conversion rate of $0.00015 per share or a variable rate which is calculated at 25% of the average lowest three closing bid prices of the Cellynx Group, Inc. common stock for a period which is ten (10) days prior to the date of conversion. At March 31, 2012, the Company converted $78,500 of the amount due under the revolving line of credit facility for 350,000,000 shares of the capital stock of Cellynx Group, Inc. As a result, Cellynx became a consolidated subsidiary of 5Barz International Inc., on March 29, 2012.

CELLYNX GROUP, INC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 and 2011

(Unaudited)

(vi)             Pursuant to the Master Global Marketing and Distribution agreement between 5Barz International Inc. and Cellynx Group, Inc., 5BARz International, Inc. was obligated to pay to Cellynx Group, Inc. a royalty fee amounting to 50% of the Company’s Net Earnings. That fee would be paid on a quarterly basis, payable in cash or immediately available funds and shall be due and payable not later than 45 days following the end of each calendar quarter of the year. The asset acquisition agreement amendment referred to herein specified that the royalties would be paid in relation to the ownership of the intellectual property.

Convertible Promissory Notes

Convertible Promissory Note Issued February 22, 2011

On February 22, 2011, the Company entered into a Securities Purchase Agreement (the “SPA”) with an unrelated entity (the “Holder”), in connection with the purchase by the Holder of a Convertible Promissory Note (the “February 2011 Note”).

Pursuant to the February 2012 Note, the Holder loaned to the Company the principal amount of $40,000. The February 2011 Note bears interest at a rate of 8%, and is due on November 17, 2011. The Holder may convert principal and unpaid interest on the note into shares of the Company’s common stock, with the number of shares issuable determined by dividing the amount to be converted by the conversion price which is equal to 63% of the average of the three lowest trading prices of the Company’s common stock over the ten trading days prior to the date of the conversion. The Company recorded a $23,492 debt discount related to the beneficial conversion feature. The loan was fully repaid on November 17, 2011.

Convertible Promissory Note Issued March 10, 2011

On March 10, 2011, the Company entered into a Securities Purchase Agreement (the “SPA”) with an unrelated entity (the “Holder”), in connection with the purchase by the Holder of a Convertible Promissory Note (the “March 2011 Note”).

Pursuant to the March 2011 Note, the Holder loaned to the Company the principal amount of $42,500. The March 2011 Note bears interest at a rate of 8%, and was due on December 7, 2011. Subject to a revision of that note agreement dated January 6, 2012, the Holder may convert principal and unpaid interest on the note into shares of the Company’s common stock, with the number of shares issuable determined as the lesser of a fixed rate of $0.00015 per share or a variable rate calculated by dividing the amount to be converted by the conversion price which is equal to 25% of the average of the three lowest trading prices of the Company’s common stock over the ten trading days prior to the date of the conversion. The Holder is prohibited under the March 2011 Note from converting amounts if principal and interest that would result in The Holder receiving shares, which when combined with shares of the Company’s common stock held by The Holder, would result in The Holder holding more than 4.99% of the Company’s then- outstanding common stock. No registration rights were granted in connection with the purchase of the March 2011 Note, and the shares of common stock, if any, issued upon conversion, will be restricted securities as defined pursuant to the terms of Rule 144. The loan was repaid in full via conversion by April 12, 2012.

Convertible Promissory Note Issued May 18, 2011

On May 18, 2011, the Company entered into a Securities Purchase Agreement (the “SPA”) with an unrelated holder, in connection with the purchase by Holder of a Convertible Promissory Note in the principle amount of $32,500. The May 2011 Note bears interest at a rate of 8%, and was due on February 23, 2012. Pursuant to the terms of a January 6, 2012 amendment agreement between the Company and holder, the note may be converted into shares of the Company’s common stock, with the number of shares issuable determined to be the lesser of a fixed rate of $0.00015 per share or a variable rate calculated by dividing the amount to be converted by the conversion price which is equal to 25% of the average of the three lowest trading prices of the Company’s common stock over the ten trading days prior to the date of the conversion. Asher is prohibited under the Asher May 2011 Note from converting amounts if principal and interest that would result in Asher receiving shares, which when combined with shares of the Company’s common stock held by Asher, would result in Asher holding more than 4.99% of the Company’s then- outstanding common stock. No registration rights were granted in connection with the purchase of the Asher May 2011 Note, and the shares of common stock, if any, issued upon conversion, will be restricted securities as defined pursuant to the terms of Rule 144. At the date of issuance of this report, $1,000 plus interest remains outstanding on this note.

Convertible Promissory Note Issued January 10, 2012

On January 10, 2012, the Company entered into a Securities Purchase Agreement (the “SPA”) with an unrelated holder, in connection with the purchase by Holder of a Convertible Promissory Note in the principle amount of $15,000. The January 2012 note bears interest at a rate of 8%, and is due on October 10, 2012. Pursuant to the terms of a January 6, 2012 amendment agreement between the Company and holder, the note may be converted into shares of the Company’s common stock, with the number of shares issuable determined to be the lesser of a fixed rate of $0.00015 per share or a variable rate calculated by dividing the amount to be converted by the conversion price which is equal to 25% of the average of the three lowest trading prices of the Company’s common stock over the ten trading days prior to the date of the conversion. Asher is prohibited under the Asher May 2011 Note from converting amounts if principal and interest that would result in Asher receiving shares, which when combined with shares of the Company’s common stock held by Asher, would result in Asher holding more than 4.99% of the Company’s then- outstanding common stock. No registration rights were granted in connection with the purchase of the Asher May 2011 Note, and the shares of common stock, if any, issued upon conversion, will be restricted securities as defined pursuant to the terms of Rule 144.

Pursuant to the terms of the Note, while there remains any unpaid amounts owing on the Note, the Company may not incur additional debt without Holder’s approval except for (i) debt that was owed or committed as of the date of the SPA and of which the Company had informed holder; (ii) indebtedness to trade creditors or financial institutions in the ordinary course of business; (c) debt which in the aggregate does not exceed $250,000; or (d) debt the proceeds of which are used to repay the Note.

The Company has the right to pre-pay the Note during the first 120 days following the date of the Note by paying to Holder 150% of the then- outstanding principal amount and any accrued and unpaid interest, penalties, or other amounts owing.

Pursuant to the SPA, the Company agreed to grant to Asher a right of first refusal for any subsequent transactions occurring during the twelve month period following the Closing Date, which was defined as May 23, 2011. The right of first refusal does not apply to any transactions in excess of $250,000.

At March 31, 2012 the Company had $13,400 due under the terms of the promissory notes described above.

At May 15, 2012 the Company had a principle balance of $16,000 due under the terms of the promissory notes described above, of which $1,000 was current due and $15,000 may be repaid by July 10, 2012.

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

Results of Operations

Comparison of the three months ended March 31, 2012 and 2011

Three months ended March 31,
		2012		2011	$ Change	% Change
REVENUE	$		$
COST OF REVENUE
GROSS PROFIT
OPERATING EXPENSES		218,109		473,913	(255,804)	53.97%
NON OPERATING INCOME (EXPENSES)		(4,185,990)		(108,615)	4,077,375	3,754%
NET LOSS		$(4,404,099)		$(582,528)	3,521,571	604%

Revenue and Cost of Revenue

During the three months ended March 31, 2012 and 2011, we generated $0 and $0, respectively. Cost of revenues was $0 and $0, respectively, resulting in a gross profit of $0.

Operating Expenses

Total operating expenses incurred for the three and six months ended March 31, 2012 were $218,109 and $373,238, respectively, compared to $473,913 and $1,129,684 for the three and six months ended March 31, 2011, which decreased by $255,804 and $756,446. The decrease was due to a significant decrease in salaries and wages.

Non Operating Income and Expenses

Total non-operating income (expenses) incurred for the three months ended March 31, 2012 was $4,185,970 compared to $108,615 for the three months ended March 31, 2011 which was an increase of $4,077,375 or 3,754%. The difference was due to the increased in Beneficial Conversion Factor for the three months ended March 31, 2011.

Liquidity and Capital Resources

Financial Condition

As of March 31, 2012, we had cash of $3,246, and we had a working capital deficit of $2,270,931 compared to cash of $178 and a working capital deficit of $2,376,878 as of December 31, 2011, which was a decrease on working capital deficit of $105,947 or 4.4%.

During the six months ended March 31, 2012, cash used in operating activities was $99,038. During the period, the Company incurred a loss arising from the mark to market valuation of convertible features that were provided to the holders of convertible debt an January 6, 2012 as well as the convertible features provide to 5BARz International Inc. under the terms of the revolving line of credit agreement as amended on March 29, 2012. That expense item of $5.5 million was not a cash loss. In addition the gain on sale of intangibles were not a cash transaction as the sale proceeds were paid to Cellynx in share capital.

The Company received $102,106 from financing activities for the six months ended March 31, 2012, comprised of advances from 5BARz International Inc. of $87,106 and proceeds from other convertible debt in the amount of $15,000.

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

We have prepared our consolidated financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2012, we had an accumulated deficit of $21,197,656, negative cash flows from operations since inception, and expect to incur additional losses in the future as we continue to develop and grow our business. We have funded our losses primarily through the sale of common stock and warrants in private placements; borrowings from related parties and other investors; and revenue provided by the sales of our 5Barz unit. The further development of our business will require capital. Our operating expenses will consume a material amount of our cash resources.

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

Impairment or Disposal of Long- lived Assets

The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long -lived assets. ASC 360 requires impairment losses to be recorded on long -lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long -lived assets. Loss on long -lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of March 31, 2012 and September 30, 2011, there was no significant impairment of its long -lived assets.

Revenue Recognition

The Company's revenue recognition policies are in compliance with ASC Topic 605, “Revenue Recognition.” Revenue is recognized at the date of shipment to customers, and when the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured.

The revenue earned on the sale of intangibles is realized at the time that proceeds are paid in full for that intellectual property comprised of shares in the capital stock of 5Barz International, Inc.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred relate to underpayment of income tax are classified as income tax expense in the period incurred. No significant penalties or interest relating to income taxes have been incurred during the three months ended March 31, 2012 and 2011.

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

(ii)	disclosure controls and procedures were effective as of the date of the evaluation

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

As had been previously reported in the Company’s Form 10K and 10Q, the Company was facing claims for back wages by some of its former employees. Some of those claims have been partially paid and others were expected to be paid in the normal course of business or were to be otherwise defended. Those claims have now been incorporated into California Labor Commission awards in favor of those former employees. Those awards total approximately $312,986.45 depending on interest charges. The first award has been converted into a judgment in the amount of $118,224. Management had negotiated a monthly payment plan amounting to $10,000 per month commencing on February 1, 2012 and every month thereafter until the judgment has been satisfied. This agreement is now in the process of revision.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

(REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *
32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *

Exhibit Number	Description
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Label Linkbase Document
101.LAB	XBRL Presentation Linkbase Document
101.PRE	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLYNX GROUP, INC.

(Registrant)

Date: May 21, 2012

By: /s/ Norman Collins

Norman Collins

Chief Executive Officer