Form 10-Q
period 2012-06-30
CelLynx Group, Inc.
filed 2012-08-20
CIK 1067286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date: The total shares outstanding for this company is 1,445,498,134 shares outstanding as of August 15, 2012.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	41

PART II	OTHER INFORMATION	35

Item 1.	Legal Proceedings	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3.	Defaults Upon Senior Securities	42

Item 4.	(Removed and Reserved)	42

Item 5.	Other Information	42

Item 6.	Exhibits	43

Part I – FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS

CELLYNX GROUP, INC.
CONSOLIDATED BALANCE SHEETS
AS OF June 30, 2012 AND SEPTEMBER 30, 2011

	June 30,	September 30,
	2012	2011
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$(355)	$178
Accounts receivable	-	-
Other receivable		1,200,651
Investment in 5Barz - current	400,000	-
Prepaids and other current assets	-	20,090
TOTAL CURRENT ASSETS	399,645	1,220,919

EQUIPMENT, net	1,736	2,900
INTANGIBLE ASSETS, net	46,616	53,967
Investment in 5Barz - long term	1,400,000	-
TOTAL ASSETS	$1,847,996	$1,277,786

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,781,000	$1,622,307
Accrued interest	64,444	51,692
Accrued derivative liabilities	1,996,800	102,286
Deferred gain	-	1,200,651
Line of credit net of debt discount of $105,985	465,592	241,038
Convertible promissory notes, net of debt discount of $27,474.68 and $29,533 as of June 30, 2012 and September 30, 2011, respectively	384,381	379,823
TOTAL CURRENT LIABILITIES	4,692,217	3,597,797

TOTAL LIABILITIES	4,692,217	3,597,797

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Series A preferred stock, $0.001 par value; 100,000,000 shares authorized; nil shares issued and outstanding	-	-
Common stock, $0.001 par value, 2,000,000,000 shares authorized; 1,457,498,001 and 195,991,082 shares issued and outstanding as of June 30, 2012 and September 30, 2011, respectively	1,457,498	195,991
Additional paid-in capital	13,170,581	14,113,270
Accumulated deficit	(17,472,300)	(16,629,272)
Total stockholders' deficit	$(2,844,221)	$(2,320,011)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	1,847,996	1,277,786

The accompanying notes are an integral part of these consolidated financial statements.

CELLYNX GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2012 AND 2011

	ThreeMonthsEnded		NineMonthsEnded
	June30,2012	June30,2011	June30,2012	June30,2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net Revenue	-	$-	$-	$-
Cost of Revenue	-	-	-	-
Gross profit	-	-	-	-
Operating expenses
Research and development	-	-	-	-
General and administrative	32,229	235,842	405,467	1,365,526
Total operating expenses	32,229	235,842	405,467	1,365,526

Loss from operations	(32,229)	$(235,842)	$(405,467)	(1,365,526)

Non-operating income (expense):
Interest and financing costs, net	(129,907)	(37,030)	(222,038)	(87,021)
Change in fair value of accrued beneficial conversion liability,	3,890,419	(1,679)	(1,704,593)	(2,331)
Change in fair value of accrued warrant and options liability	(5,120)	285,560	(2,402)	124,712
Gain on settlement of debt	-	-	3,766	-
Gain on sale of intangible assets	-	200,388	1,485,513	200,388
Total non-operating income (expense), net	3,755,392	447,239	(439,754)	235,748

Net loss	3,723,163	$211,397	$(845,221)	$(1,129,778)

Weighted average shares outstanding
Basic	721,078,212	188,929,177	302,827,156	183,230,269
Diluted	721,078,212	211,766,333	302,827,156	183,230,269
Loss per share :
Basic	0.0052	$0.0011	$(0.0028)	$(0.0062)
Diluted	0.0052	0.0010	(0.0028)	(0.0062)

The accompanying notes are an integral part of these consolidated financial statements.

CELLYNX GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2012 AND 2011

	2012	2011
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(845,221)	$(1,129,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,350	5,889
Stock issued for services	-	228,015
Note payable issued for services	50,000	-
Stock compensation expense for options issued to employees and consultants	80,966	238,586
Change in fair value of accrued beneficial conversion liability	1,988,238	2,331
Change in fair value of accrued warrant and option liability	(8,562)	(124,712)
Gain on sale of intangible assets	(1,485,513)	(200,388)
Amortization of debt discount	(83,593)	70,445
Gain on settlement of debt	3,766	-
Changes in operating assets and liabilities:
Change in accounts receivable	-	1,925
Change in other assets	20,090	165,411
Change in accounts payable, accrued expenses and accrued interest	171,445	98,474
Net cash used in operating activities	(102,033)	(643,802)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of intangible assets	-	260,434
Net cash used in investing activities	0	260,434

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of shareholders convertible notes
Debt discount
Payments of convertible notes
Proceeds from issuance of convertible notes	52,500	165,000
Proceeds from line of credit	49,000	216,619
Net cash provided by financing activities	101,500	381,619

NET DECREASE IN CASH	(533)	(1,749)

CASH, BEGINNING OF PERIOD	178	6,601

CASH, END OF PERIOD	$(355)	$4,852

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING:
Conversion of convertible note payable to common stock	$65,500	$55,000
Deferred revenue from sale of intangible assets	-	1,239,566

The accompanying notes are an integral part of these consolidated financial statements.

CELLYNX GROUP, INC.

NOTES TO CONSOLIDATED STATEMENTS

JUNE 30, 2012

(Unaudited)

Note 1 – Organization and Basis of Presentation

The unaudited consolidated financial statements have been prepared by CelLynx Group, Inc., formerly known as NorPac Technologies, Inc. (hereinafter referred to as “CelLynx” or the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results for the three and nine months ended June 30, 2012, are not necessarily indicative of the results to be expected for the full year ending September 30, 2012.

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

NOTES TO CONSOLIDATED STATEMENTS

JUNE 30, 2012

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

On March 23, 2012, the Company amended the Articles of Incorporation to increase the number of authorized shares to 1,000,000,000. On May 7, 2012 the Company amended the Articles of Incorporation to increase the number of authorized shares to 2,000,000,000.

The Company develops and manufactures cellular network extenders which enable users to obtain stronger signals and better reception.

CELLYNX GROUP, INC.

NOTES TO CONSOLIDATED STATEMENTS

JUNE 30, 2012

(Unaudited)

Going Concern and Exiting Development Stage

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity and debt financing to continue operations and to generate sustainable revenue. There is no guarantee that the Company will be able to raise adequate equity or debt financing or generate profitable operations. For the three and nine months ended June 30, 2012, the Company incurred a net income (loss) of $3,723,163 and ($845,221), respectively. As of June 30, 2012, the Company had an accumulated deficit of $17,472,300. Further, as of June 30, 2012 and September 30, 2011, the Company had negative working capital of $4,292,572 and $2,376,878, respectively, and had negative cash flows from operations of $102,033 and $643,802 for the nine months ended June 30, 2012 and 2011, respectively. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management intends to raise additional funds through equity or debt financing and to generate cash from the sale of the Company’s products and from license fees as further described below.

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

NOTES TO CONSOLIDATED STATEMENTS

JUNE 30, 2012

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

Accounts Receivable

The Company maintains reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded based on the Company’s historical collection history. Receivables are written off when they are determined to be uncollectible. As of June 30, 2012 and September 30, 2011, the Company determined that allowance for bad debt was not necessary.

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

CELLYNX GROUP, INC.

NOTES TO CONSOLIDATED STATEMENTS

JUNE 30, 2012

(Unaudited)

Concentration of Credit Risk

Cash includes deposits in accounts maintained at financial institutions. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. As of June 30, 2012 and September 30, 2011, the Company did not have any deposits in excess of federally-insured limits. To date, the Company has not experienced any losses in such accounts.

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

Impairment or Disposal of Long- lived Assets

The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long -lived assets. ASC 360 requires impairment losses to be recorded on long - lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long -lived assets. Loss on long -lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of June 30, 2012 and September 30, 2011, there was no significant impairment of its long -lived assets.

CELLYNX GROUP, INC.

NOTES TO CONSOLIDATED STATEMENTS

JUNE 30, 2012

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

The Company’s warrant & option liability is carried at fair value totaling $8,562 and $6,160, as of June 30, 2012 and September 30, 2011, respectively. The Company’s conversion option liability is carried at fair value totaling $1,988,238 and $96,126 as of June 30, 2012 and September 30, 2011, respectively. The Company used Level 2 inputs for its valuation methodology for the warrant liability and conversion option liability as their fair values were determined by using the Black-Scholes option pricing model using the following assumptions:

June 30, 2012
Annual dividend yield	—
Expected life (years)	0.55 – 5.0
Risk-free interest rate	0.01% - 0.81%
Expected volatility	183%

CELLYNX GROUP, INC.

NOTES TO CONSOLIDATED STATEMENTS

JUNE 30, 2012

(Unaudited)

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

At June 30, 2012, the Company identified the following assets and liabilities that are required to be presented on the balance sheet at fair value:

	Fair Value As of June 30, 2012	Fair Value Measurements at June 30, 2012 Using Fair Value Hierarchy
Liabilities	Level 1	Level 2	Level 3
Warrant & option liability	$8,562	$8,562
Conversion option liability	$1,988,238	$1,988,238
Total accrued derivative liabilities	$1,996,800	$1,996,800

For the three and nine months ended June 30, 2012, the Company recognized a gain (loss) of $2,718 and ($2,402) for the change in the fair value of accrued option and warrant liability and the Company recognized a gain (loss) of $3,916,435 and ($1,704,593) respectively for the change in fair value of accrued beneficial conversion liability, respectively.

The Company did not identify any other non-recurring assets and liabilities that are required to be presented in the consolidated balance sheets at fair value in accordance with ASC 825.

CELLYNX GROUP, INC.

NOTES TO CONSOLIDATED STATEMENTS

JUNE 30, 2012

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s consolidated financial statements. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. No significant penalties or interest relating to income taxes have been incurred during the three and nine months ended June 30, 2012 and 2011.

Basic and Diluted Net Loss Per Share

The Company reports loss per share in accordance with the ASC Topic 260, “Earnings Per Share.” Basic earnings-per-share is based upon the weighted average number of common shares outstanding. Diluted earnings-per-share is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Diluted net loss-per-share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period, plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding stock options and warrants during the period. Due to the net loss for the three and nine months ended June 30, 2012 and 2011, none of the potential dilutive securities have been included in the calculation of dilutive earning per share because their effect would be anti-dilutive.

CELLYNX GROUP, INC.

NOTES TO CONSOLIDATED STATEMENTS

JUNE 30, 2012

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

CELLYNX GROUP, INC.

NOTES TO CONSOLIDATED STATEMENTS

JUNE 30, 2012

(Unaudited)

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

Note 3 – Equipment

Equipment consisted of the following at June 30, 2012 and September 30, 2011:

	June 30, 2012	September 30, 2011
Office furniture and equipment	$9,879	$9,879
Computer equipment		8,930
	$9,879	$18,809
Accumulated depreciation	(8,143)	(15,909)
Equipment, net	$1,736	$2,900

The Company recorded depreciation expense of $377 and $1,164 for the three and nine months ended June 30, 2012, respectively, and $987 and $2,392 for the three and nine months ended June 30, 2011, respectively.

CELLYNX GROUP, INC.

NOTES TO CONSOLIDATED STATEMENTS

JUNE 30, 2012

(Unaudited)

Note 4 – Intangible Assets

The Company incurred legal costs in acquiring patent and trademark rights. These costs are projected to generate future positive cash flows in the near term and have been capitalized to intangible assets in the period incurred. Once each patent or trademark is issued, capitalized costs are amortized on a straight-line basis over a period not to exceed 20 years and 10 years, respectively. On March 29, 2012, the Company sold a 60% interest in their patents to 5Barz International Inc. The balances below reflect the residual balance at cost.

Intangible assets consist of the following:

	June 30, 2012	September 30, 2011
Patents	$44,530	$49,586
Trademarks	4,994	6,243
Licensing rights	4,214	4,214
	53,738	60,043
Accumulated Amortization	(7,122)	(6,076)
Intangibles, net	$46,616	$53,967

Amortization on patents will be calculated from the date that the patents are issued and that the Company commences its initial substantive revenue based upon those intangible assets.

Note 5 – Convertible Promissory Notes

Convertible Promissory Note Issued February 22, 2011

On February 22, 2011, the Company entered into a Securities Purchase Agreement (the “SPA”) with an unrelated entity (the “Holder”), in connection with the purchase by the Holder of a Convertible Promissory Note (the “February 2011 Note”).

Pursuant to the February 2011 Note, the Holder loaned to the Company the principal amount of $40,000. The February 2011 Note bears interest at a rate of 8%, and was due on November 17, 2011. The Holder may convert principal and unpaid interest on the note into shares of the Company’s common stock, with the number of shares issuable determined by dividing the amount to be converted by the conversion price which is equal to 63% of the average of the three lowest trading prices of the Company’s common stock over the ten trading days prior to the date of the conversion. The Company recorded a $23,492 debt discount related to the beneficial conversion feature. The loan was fully repaid by November 17, 2011 by way of conversion of the note and accrued interest into common stock.

CELLYNX GROUP, INC.

NOTES TO CONSOLIDATED STATEMENTS

JUNE 30, 2012

(Unaudited)

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

Convertible Promissory Note Issued May 18, 2011

On May 18, 2011, the Company entered into a Securities Purchase Agreement (the “SPA”) with an unrelated holder, in connection with the purchase by Holder of a Convertible Promissory Note in the principle amount of $32,500. The May 2011 Note bears interest at a rate of 8%, and is due on February 23, 2012. Pursuant to the terms of a January 6, 2012 amendment agreement between the Company and holder, the note may be converted into shares of the Company’s common stock, with the number of shares issuable determined to be the lesser of a fixed rate of $0.00015 per share or a variable rate calculated by dividing the amount to be converted by the conversion price which is equal to 25% of the average of the three lowest trading prices of the Company’s common stock over the ten trading days prior to the date of the conversion. Asher is prohibited under the Asher May 2011 Note from converting amounts if principal and interest that would result in Asher receiving shares, which when combined with shares of the Company’s common stock held by Asher, would result in Asher holding more than 4.99% of the Company’s then- outstanding common stock. No registration rights were granted in connection with the purchase of the Asher May 2011 Note, and the shares of common stock, if any, issued upon conversion, will be restricted securities as defined pursuant to the terms of Rule 144. The loan along with accrued interest was repaid by way of the issuance of common stock by May 4, 2012.

CELLYNX GROUP, INC.

NOTES TO CONSOLIDATED STATEMENTS

JUNE 30, 2012

(Unaudited)

Convertible Promissory Note Issued January 10, 2012

On January 10, 2012, the Company entered into a Securities Purchase Agreement (the “SPA”) with an unrelated holder, in connection with the purchase by Holder of a Convertible Promissory Note in the principle amount of $15,000. The January 2012 note bears interest at a rate of 8%, and is due on October 10, 2012. Pursuant to the terms of the note, the principle and accrued interest may be converted into shares of the Company’s common stock, with the number of shares issuable determined to be the lesser of a fixed rate of $0.00015 per share or a variable rate calculated by dividing the amount to be converted by the conversion price which is equal to 25% of the average of the three lowest trading prices of the Company’s common stock over the ten trading days prior to the date of the conversion. The Holder is prohibited under the note from converting amounts if principal and interest that would result in Holder receiving shares, which when combined with shares of the Company’s common stock held at the time, would result in Holder owning more than 4.99% of the Company’s then- outstanding common stock.

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

The Company has the right to pre-pay the Note during the first 180 days following the date of the Note by paying to Holder 150% of the then- outstanding principal amount and any accrued and unpaid interest, penalties, or other amounts owing. On July 9, 2012, subsequent to the balance sheet date, the Company paid $31,582 in full settlement of the note principle, accrued interest and prepayment penalty.

Convertible Promissory Note Issued April 5, 2011 – Related Party

On April 5, 2011, the Company entered into a Securities Purchase Agreement (the “SPA”) with one of its directors, Mr. Dwayne Yaretz (“Holder”), in connection with the purchase of a Convertible Promissory Note (the Note).

Pursuant to the Note, the Company received the principal amount of $50,000. The Note bears interest at a rate of 8%, and is due on January 5, 2012. Holder may convert principal and unpaid interest on the note into shares of the Company’s common stock, with the number of shares issuable determined by dividing the amount to be converted by the conversion price which is equal to 63% of the average of the three lowest trading prices of the Company’s common stock over the ten trading days prior to the date of the conversion. Holder is prohibited under the Note from converting amounts if principal and interest that would result in Holder receiving shares, which when combined with shares of the Company’s common stock held, would result in Holder owning more than 4.99% of the Company’s then-outstanding common stock. No registration rights were granted in connection with the purchase of the Note, and the shares of common stock, if any, issued upon conversion, will be restricted securities as defined pursuant to the terms of Rule 144.

CELLYNX GROUP, INC.

NOTES TO CONSOLIDATED STATEMENTS

JUNE 30, 2012

(Unaudited)

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

The Company has the right to pre-pay the Note during the first 180 days following the date of the Note by paying to Holder 150% of the then-outstanding principal amount and any accrued and unpaid interest, penalties, or other amounts owing.

The Company determined that the Note contained a beneficial conversion feature because the conversion rate was less than the share price at the date of issuance.

Convertible Promissory Note Issued January 5, 2012 – Related Party

On January 5, 2012, the Company entered into a Securities Purchase Agreement (the “SPA”) with its former CFO, in the name of Pickard & Green, CPA’s (“Holder”), in connection with the purchase of a Convertible Promissory Note (the Note).

Pursuant to the Note, the Company received the principal amount of $50,000, by way of settlement of certain debts owed by the Company to Holder. The Note bears interest at a rate of 8%, and is due on July 3, 2012. Holder may convert principal and unpaid interest on the note into shares of the Company’s common stock, with the number of shares issuable determined to be the amount obtained by dividing the amount to be converted by the conversion price which is the lesser of $0.0013 per share or 63% of the average of the three lowest trading prices of the Company’s common stock over the ten trading days prior to the date of the conversion. Holder is prohibited under the Note from converting amounts if principal and interest that would result in Holder receiving shares, which when combined with shares of the Company’s common stock held, would result in Holder owning more than 4.99% of the Company’s then-outstanding common stock. No registration rights were granted in connection with the purchase of the Note, and the shares of common stock, if any, issued upon conversion, will be restricted securities as defined pursuant to the terms of Rule 144.

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

The Company has the right to pre-pay the Note during the first 180 days following the date of the Note by paying to Holder 150% of the then-outstanding principal amount and any accrued and unpaid interest, penalties, or other amounts owing.

The Company determined that the Note contained a beneficial conversion feature because the conversion rate was less than the share price at the date of issuance.

CELLYNX GROUP, INC.

NOTES TO CONSOLIDATED STATEMENTS

JUNE 30, 2012

(Unaudited)

Convertible Promissory Note Issued May 24, 2012

On May 24, 2012, the Company entered into a Securities Purchase Agreement (the “SPA”) with an unrelated holder, in connection with the purchase by Holder of a Convertible Promissory Note in the principle amount of $37,500. The May 2012 note bears interest at a rate of 8%, and is due on February 7, 2013. Pursuant to the terms of the note, the principle and accrued interest may be converted into shares of the Company’s common stock, with the number of shares issuable calculated at a variable rate calculated by dividing the amount to be converted by the conversion price which is equal to 51% of the average of the three lowest trading prices of the Company’s common stock over the ten trading days prior to the date of the conversion. The Holder is prohibited under the note from converting amounts if principal and interest that would result in Holder receiving shares, which when combined with shares of the Company’s common stock held at the time, would result in Holder owning more than 4.99% of the Company’s then- outstanding common stock.

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

The Company has the right to pre-pay the Note during the first 180 days following the date of the Note by paying to Holder 150% of the then- outstanding principal amount and any accrued and unpaid interest, penalties, or other amounts owing.

CELLYNX GROUP, INC.

NOTES TO CONSOLIDATED STATEMENTS

JUNE 30, 2012

(Unaudited)

Convertible promissory notes

The Company recorded interest expense relating to the convertible promissory notes of $5,636 and $16,519 for the three and nine months ended June 30, 2012, respectively and $2,616 and $25,214 for the three and nine months ended June, 2011, respectively.

The Company amortized $35,606 and $83,592 of the debt discount for the three and nine months ended June 30, 2012 respectively and $27,684 and $70,445 of the debt discount for the three and nine months ended June 30, 2011, respectively.

The following table summarizes the convertible promissory notes at June 30, 2012 and September 30, 2011:

	June 30,	September 30,
	2012	2011

Issued August 2006, amended November 2007	$262,356	$262,356
Issued July 22, 2010	-	-
Less: Debt discount	-	-
Issued July 2010 through June 2012	422,500	220,000
Less amounts converted	(273,000)	(73,000)
Less: Debt discount	(27,475)	(29,533)
Convertible promissory notes, net	$384,381	$379,823

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

The Company recorded amortization expense related to the licensing agreement of $105 and $315 for the three and nine months ended June 30, 2012, and $105 and $526 for the three and nine months ended June 30, 2011, respectively.

CELLYNX GROUP, INC.

NOTES TO CONSOLIDATED STATEMENTS

JUNE 30, 2012

(Unaudited)

Note 7 - Consulting Agreement

On January 15, 2010, the Company entered into a consulting agreement with Seahawk Capital Partners, Inc. The Company issued 1,000,000 shares of Company restricted stock and 2,000,000 warrants upon signing of agreement. In addition, the Company agreed to issue an additional 50,000 shares of restricted Company stock. The warrants expire December 1, 2012.

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

CELLYNX GROUP, INC.

NOTES TO CONSOLIDATED STATEMENTS

JUNE 30, 2012

(Unaudited)

On March 29, 2012, the Company and 5BARz International, Inc. entered into an agreement which provided several amendments to the agreement referred to above. As a result of those amendments, the following arrangements between the Companies were established:

(iv)	5BARz International, Inc. acquired a 60% interest in the patents and trademarks held by Cellynx Group Inc., referred to as the “5BARz™” technology. That interest in the technology was acquired for proceeds comprised of 9,000,000 shares of the common stock of the Company, valued at the date of acquisition at $0.20 per share or $1,800,000 USD. The acquisition agreement also clarified that the ownership interest in the intellectual property does represent that proportionate interest in income earned from the intellectual property.
(v)	5BARz International, Inc. agreed to make available to Cellynx Group, Inc., a revolving line of credit facility in the amount of $2.2 million dollars of which $710,776 has been advanced as of June 30, 2012. This revolving line of credit facility expires on October 5, 2013. Under the terms of the line of credit facility, the Company has the right to convert amounts due under the facility into common stock of Cellynx, at a conversion rate which is the lesser of a fixed conversion rate of $0.00015 per share or a variable rate which is calculated at 25% of the average lowest three closing bid prices of the Cellynx Group, Inc. common stock for a period which is ten (10) days prior to the date of conversion. At March 31, 2012, the Company converted $78,500 of the amount due under the revolving line of credit facility for 350,000,000 shares of the capital stock of Cellynx Group, Inc. As a result, Cellynx became a consolidated subsidiary of 5Barz International Inc., on March 29, 2012.

(vi)	Pursuant to the Master Global Marketing and Distribution agreement between 5Barz International Inc. and Cellynx Group, Inc., 5BARz International, Inc. was obligated to pay to Cellynx Group, Inc., a royalty fee amounting to 50% of the Company’s Net Earnings. That fee would be paid on a quarterly basis, payable in cash or immediately available funds and shall be due and payable not later than 45 days following the end of each calendar quarter of the year. The asset acquisition agreement amendment referred to herein specified that the royalties would be paid in relation to the ownership of the intellectual property.

CELLYNX GROUP, INC.

NOTES TO CONSOLIDATED STATEMENTS

JUNE 30, 2012

(Unaudited)

Note 9 – Stockholder’s Equity

On December 14, 2011, the Board of Directors approved the cancellation of 13,412,638 options that were previously granted to Daniel Ash, the former CEO and Director of the Company, and agreed instead to issue Mr. Ash 13,412,638 shares of the Company's common stock.

On January 31, 2011, the Company issued 534,759 shares of common stock pursuant to the conversion of $10,000 principal of convertible notes payable. The conversion rate was $.0187.

On February 8, 2011, the Company issued 662,983 shares of common stock pursuant to the conversion of $12,000 principal of convertible notes payable. The conversion rate was $.0181.

On February 22, 2011, the Company issued 609,756 shares of common stock pursuant to the conversion of $10,000 principal of convertible notes payable. The conversion rate was $.0164.

On March 2, 2011, the Company issued 921,986 shares of common stock pursuant to the conversion of $13,000 principal of convertible notes payable. The conversion rate was $.0141.

On March 10, 2011, the Company issued 1,034,483 shares of common stock pursuant to the conversion of $10,000 principal and $2,000 accrued interest o the Asher Note. The conversion rate was $.0097.

On March 24, 2011, the Company issued 633,333 shares of common stock to a consultant for services rendered. The shares were valued at $13,933 which was the fair market value of the shares on the date of grant.

On August 23, 2011, the Company issued 1,666,667 shares of common stock pursuant to the conversion of $8,000 principal of convertible notes payable. The conversion rate was $.0048.

During the three months ended December 31, 2011, the Company issued 33,506,911 shares of common stock pursuant to the conversion of $34,500 principal of convertible notes payable. The conversion rate was $.00103.

During the three months ended March 31, 2012, the Company issued 110,666,666 shares of common stock pursuant to the conversion of $16,600 principal of convertible notes payable. The conversion rate was $. 0.00015.

On March 29, 2012, the Company issued 350,000,000 shares on conversion of $78,500 of debt, at a price of $0.00022 per share to 5BARz International Inc. representing a 60% acquisition of control of the Company.

During the three month period ended June 30, 2012, the Company issued 314,000,000 shares of common stock pursuant to the conversion of $16,600 principal of the Convertible Notes payable. The conversion rate was $. 0.00015.

During the three month period ended June 30, 2012 the Company issued 441,333,333 common shares on conversion of $66,200 of debt due to 5Barz International Inc. at a price of $0.00015 per share. These conversions of debt maintained the 5Barz International Inc. investment in the Company at approximately 60%.

CELLYNX GROUP, INC.

NOTES TO CONSOLIDATED STATEMENTS

JUNE 30, 2012

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

On June 20, 2012, the Company granted 12,500,000 options to the Chairman of the Board of Directors and two acting Directors of the Company. The options vest immediately, are convertible at $0.0006 per share and expire on June 20, 2017. The Company calculated the value of the options using the Black-Scholes model using the following assumptions:

June 30, 2012
Expected life (years)	5.00
Risk-free interest rate	2.08
Expected volatility	183%
Expected dividend yield	0%

The weighted average grant-date fair value was $0.015 per option.

The Company calculated a fair value of $7,197 utilizing the Black Scholes model and recorded as an expense in the accompanying consolidated statement of operations.

The following table summarizes information with respect to options outstanding under the Plan and outside the Plan.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Outstanding at September. 30, 2011	3,022,337	$0.017-0.13	3
Granted	12,500,000	0.0006	5
Cancelled	-	-
Exercised
Outstanding at June 30, 2012	15,522,337	$0.007	4	$0
Exercisable at June 30, 2012	15,522,337	$0.007	4	$0

CELLYNX GROUP, INC.

NOTES TO CONSOLIDATED STATEMENTS

JUNE 30, 2012

(Unaudited)

The number and weighted average exercise prices of all options outstanding and exercisable as of June 30, 2012, are as follows:

Options outstanding
			Weighted
		Weighted	Average
	Number	Average	Remaining
Range of	Outstanding as of	Exercise	Contractual Life
Exercise Price	June 30, 2012	Price	(Years)
$$.0006	12,500,000.0006		5
$0.014 - 0.05	1,000,000	0.018	3.93
$0.06 - 0.100	767,337	0.074	.96
$0.110 - 0.150	1,255,000	0.125	2.86
	15,522,337

Warrants:

The following table summarizes the warrant activity:

	Number of Warrants	Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at September 30, 2011	36,114,757	$0.12
Granted	—	—
Exercised	—	—
Expired	10,060,000	—
Outstanding at June 30, 2012	26,054,757	$0.765	.55	$0
Exercisable at June 30, 2012	26,054,757	$0.765	.55	$0

CELLYNX GROUP, INC.

NOTES TO CONSOLIDATED STATEMENTS

JUNE 30, 2012

(Unaudited)

Note 10 – Commitments and Contingencies

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

A similar action for past due rent has been filed as to its facility in El Dorado Hills, CA. CSS Properties, v. CelLynx Group, Inc., and Does 1-10, Superior Court of California, El Dorado County, Case No. PCU 2 0 110442. On October 12, 2011, plaintiff brought suit against the Company for unlawful detainer of offices located at 5047 Robert J Matthews Parkway, El Dorado Hills, CA 95762 pursuant to a lease agreement, seeking an unspecified amount of damages not to exceed $25,000. The Company has engaged in settlement negotiations with the plaintiff and management expected to settle before eviction. The Company has since, by agreement, vacated the leased premises and continues to negotiate a payout of past due rent and penalties.

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

CELLYNX GROUP, INC.

NOTES TO CONSOLIDATED STATEMENTS

JUNE 30, 2012

(Unaudited)

Note 11 – Subsequent Events

On July 9, 2012, the Company paid $31,582 in full settlement of the note principle, accrued interest and prepayment penalty for a convertible note that had been entered into on January 10, 2012 in the principle amount of $15,000.

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

While we have completed the first prototype of the @Home units which will eventually deliver 70 decibel (dB) of gain in a Single Band PCS environment providing up to 2500 square feet of indoor coverage, the completion of its development and its commercialization has been delayed so that resources can be allocated to the Road Warrior and its existing orders. As a result, the Road Warrior orders presently consisting of 16,000 units will be ready for shipment pending approval of COFETEL, The Mexican Federal Telecommunications Commission on the following schedule: The first 4,000 of those units will be shipped within 90 days of approval and the remaining 12,000 units will be shipped within 180 days thereafter. The production and completion of this order is pending working capital to complete.

Our @Home unit measures 6.5 x 7.5 x 2.5 inches, weighs approximately one pound and does not require the installation of antennas or cables in order to function. Most small office home office (“SOHO”) cellular network extenders currently on the market require a receiving tower or antenna, usually placed in an attic or on a rooftop, and a transmitting tower or antenna to be placed at least 35 feet from the other antenna with each connected to the amplifier by cable. Our patented technology is designed to eliminate the need to distance the receiving and transmitting towers, allowing the two towers to be placed directly inside the amplifier, resulting in a more affordable, one-piece unit sometimes referred to as ‘plug ’n play,’ i.e., requiring no installation other than plugging the unit into a power source. In order to optimize marketability, we are developing an improved model which is expected to operate in a dual band, PCS and Cellular, environment delivering 65 dB of gain, thereby allowing for coverage of 2,500 to 3,000 square feet. This dual-band unit would work with all current wireless carriers except Nextel, which operates on its own frequency. The PCS network is generally used by the older carriers such as AT&T at 850MHz, while the newer carriers such as T-Mobile operate on the cellular network at 1900 MHz. Management believes that all of the critical functions required for this dual-band unit have been identified and that we have the capability to complete development leading to commercialization.

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

Agreement; 5BARz International, Inc.

On December 31, 2010, the Company consented to the transfer of three agreements that they had entered into with Dollardex Group Corp. to 5BARz International, Inc. as follows:

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

(v)             5BARz International, Inc. agreed to make available to Cellynx Group, Inc. a revolving line of credit facility in the amount of $2.2 million dollars of which $710,776 has been advanced as of June 30, 2012. This revolving line of credit facility expires on October 5, 2013. Under the terms of the line of credit facility, the Company has the right to convert amounts due under the facility into common stock of Cellynx, at a conversion rate which is the lesser of a fixed conversion rate of $0.00015 per share or a variable rate which is calculated at 25% of the average lowest three closing bid prices of the Cellynx Group, Inc. common stock for a period which is ten (10) days prior to the date of conversion. At March 31, 2012, the Company converted $78,500 of the amount due under the revolving line of credit facility for 350,000,000 shares of the capital stock of Cellynx Group, Inc. As a result, Cellynx became a consolidated subsidiary of 5Barz International Inc., on March 29, 2012.

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

Pursuant to the February 2011 Note, the Holder loaned to the Company the principal amount of $40,000. The February 2011 Note bears interest at a rate of 8%, and was due on November 17, 2011. The Holder may convert principal and unpaid interest on the note into shares of the Company’s common stock, with the number of shares issuable determined by dividing the amount to be converted by the conversion price which is equal to 63% of the average of the three lowest trading prices of the Company’s common stock over the ten trading days prior to the date of the conversion. The Company recorded a $23,492 debt discount related to the beneficial conversion feature. The loan was fully repaid by November 17, 2011 by way of conversion of the note and accrued interest into common stock.

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

Convertible Promissory Note Issued May 18, 2011

On May 18, 2011, the Company entered into a Securities Purchase Agreement (the “SPA”) with an unrelated holder, in connection with the purchase by Holder of a Convertible Promissory Note in the principle amount of $32,500. The May 2011 Note bears interest at a rate of 8%, and is due on February 23, 2012. Pursuant to the terms of a January 6, 2012 amendment agreement between the Company and holder, the note may be converted into shares of the Company’s common stock, with the number of shares issuable determined to be the lesser of a fixed rate of $0.00015 per share or a variable rate calculated by dividing the amount to be converted by the conversion price which is equal to 25% of the average of the three lowest trading prices of the Company’s common stock over the ten trading days prior to the date of the conversion. Asher is prohibited under the Asher May 2011 Note from converting amounts if principal and interest that would result in Asher receiving shares, which when combined with shares of the Company’s common stock held by Asher, would result in Asher holding more than 4.99% of the Company’s then- outstanding common stock. No registration rights were granted in connection with the purchase of the Asher May 2011 Note, and the shares of common stock, if any, issued upon conversion, will be restricted securities as defined pursuant to the terms of Rule 144. The loan along with accrued interest was repaid by way of the issuance of common stock by May 4, 2012.

Convertible Promissory Note Issued January 10, 2012

On January 10, 2012, the Company entered into a Securities Purchase Agreement (the “SPA”) with an unrelated holder, in connection with the purchase by Holder of a Convertible Promissory Note in the principle amount of $15,000. The January 2012 note bears interest at a rate of 8%, and is due on October 10, 2012. Pursuant to the terms of the note, the principle and accrued interest may be converted into shares of the Company’s common stock, with the number of shares issuable determined to be the lesser of a fixed rate of $0.00015 per share or a variable rate calculated by dividing the amount to be converted by the conversion price which is equal to 25% of the average of the three lowest trading prices of the Company’s common stock over the ten trading days prior to the date of the conversion. The Holder is prohibited under the note from converting amounts if principal and interest that would result in Holder receiving shares, which when combined with shares of the Company’s common stock held at the time, would result in Holder owning more than 4.99% of the Company’s then- outstanding common stock.

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

The Company has the right to pre-pay the Note during the first 180 days following the date of the Note by paying to Holder 150% of the then- outstanding principal amount and any accrued and unpaid interest, penalties, or other amounts owing. On July 9, 2012, subsequent to the balance sheet date, the Company paid $31,582 in full settlement of the note principle, accrued interest and prepayment penalty.

Convertible Promissory Note Issued April 5, 2011 – Related Party

On April 5, 2011, the Company entered into a Securities Purchase Agreement (the “SPA”) with one of its directors, Mr. Dwayne Yaretz (“Holder”), in connection with the purchase of a Convertible Promissory Note (the Note).

Pursuant to the Note, the Company received the principal amount of $50,000. The Note bears interest at a rate of 8%, and is due on January 5, 2012. Holder may convert principal and unpaid interest on the note into shares of the Company’s common stock, with the number of shares issuable determined by dividing the amount to be converted by the conversion price which is equal to 63% of the average of the three lowest trading prices of the Company’s common stock over the ten trading days prior to the date of the conversion. Holder is prohibited under the Note from converting amounts if principal and interest that would result in Holder receiving shares, which when combined with shares of the Company’s common stock held, would result in Holder owning more than 4.99% of the Company’s then-outstanding common stock. No registration rights were granted in connection with the purchase of the Note, and the shares of common stock, if any, issued upon conversion, will be restricted securities as defined pursuant to the terms of Rule 144.

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

The Company has the right to pre-pay the Note during the first 180 days following the date of the Note by paying to Holder 150% of the then-outstanding principal amount and any accrued and unpaid interest, penalties, or other amounts owing.

The Company determined that the Note contained a beneficial conversion feature because the conversion rate was less than the share price at the date of issuance.

Convertible Promissory Note Issued January 5, 2012 – Related Party

On January 5, 2012, the Company entered into a Securities Purchase Agreement (the “SPA”) with its former CFO, in the name of Pickard & Green, CPA’s (“Holder”), in connection with the purchase of a Convertible Promissory Note (the Note).

Pursuant to the Note, the Company received the principal amount of $50,000, by way of settlement of certain debts owed by the Company to Holder. The Note bears interest at a rate of 8%, and is due on July 3, 2012. Holder may convert principal and unpaid interest on the note into shares of the Company’s common stock, with the number of shares issuable determined to be the amount obtained by dividing the amount to be converted by the conversion price which is the lesser of $0.0013 per share or 63% of the average of the three lowest trading prices of the Company’s common stock over the ten trading days prior to the date of the conversion. Holder is prohibited under the Note from converting amounts if principal and interest that would result in Holder receiving shares, which when combined with shares of the Company’s common stock held, would result in Holder owning more than 4.99% of the Company’s then-outstanding common stock. No registration rights were granted in connection with the purchase of the Note, and the shares of common stock, if any, issued upon conversion, will be restricted securities as defined pursuant to the terms of Rule 144.

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

The Company has the right to pre-pay the Note during the first 180 days following the date of the Note by paying to Holder 150% of the then-outstanding principal amount and any accrued and unpaid interest, penalties, or other amounts owing.

The Company determined that the Note contained a beneficial conversion feature because the conversion rate was less than the share price at the date of issuance.

Convertible Promissory Note Issued May 24, 2012

On May 24, 2012, the Company entered into a Securities Purchase Agreement (the “SPA”) with an unrelated holder, in connection with the purchase by Holder of a Convertible Promissory Note in the principle amount of $37,500. The May 2012 note bears interest at a rate of 8%, and is due on February 7, 2013. Pursuant to the terms of the note, the principle and accrued interest may be converted into shares of the Company’s common stock, with the number of shares issuable calculated at a variable rate calculated by dividing the amount to be converted by the conversion price which is equal to 51% of the average of the three lowest trading prices of the Company’s common stock over the ten trading days prior to the date of the conversion. The Holder is prohibited under the note from converting amounts if principal and interest that would result in Holder receiving shares, which when combined with shares of the Company’s common stock held at the time, would result in Holder owning more than 4.99% of the Company’s then- outstanding common stock.

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

The Company has the right to pre-pay the Note during the first 180 days following the date of the Note by paying to Holder 150% of the then- outstanding principal amount and any accrued and unpaid interest, penalties, or other amounts owing.

In the above transactions, the Notes were issued to accredited investors pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and rules promulgated pursuant thereto. Additionally, the underlying shares of common stock, if any, issued upon conversion of the Note will be issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and rules promulgated pursuant thereto. All certificates for such shares will contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

These descriptions of the SPA and the Note are not complete, and are qualified in their entirety by reference to the SPA and the Note themselves.

The status of this transaction remains the same as of the date of this filing.

Results of Operations

Comparison of the three months ended June 30, 2012 and 2011

Three months ended June 30,
		2012		2011	$ Change	% Change
REVENUE	$		$
COST OF REVENUE
GROSS PROFIT
OPERATING EXPENSES		32,229		235,842	(203,613)	86.33%
NON OPERATING INCOME (EXPENSES)		3,755,392		447,239	3,308,153	739.6%
NET LOSS		$(3,723,163)		$211,397	3,511,766	1661.2%

Operating Expenses

Total operating expenses incurred for the three and nine months ended June 30, 2012 were $32,229 and $405,467, respectively, compared to $235,842 and $1,365,526 for the three and nine months ended June 30, 2011, which decreased by $203,613 and $960,059. The decrease was due to a significant decrease in salaries and wages and the shift of several operations into 5Barz International Inc. and the rationalization of redundant expenses between the Companies.

Non Operating Income and Expenses

Total non-operating income (expenses) incurred for the three and nine months ended June 30, 2012 was $3,755,392 and ($439,754), respectively; compared to $447,239 and $235,748, for the three and nine months ended June 30, 2011 which was an increase of $3,308,153 and ($675,502), respectively. The differences arise from the variations in the Beneficial Conversion Factor calculations related to the Companies variable convertible debt position and substantive market fluctuations over the nine months ended March 31, 2011.

Liquidity and Capital Resources

Financial Condition

As of June 30, 2012, the Company had no cash resources, and we had a working capital deficit of $4,292,572 compared to cash of $178 and a working capital deficit of $2,376,878 as of September 30, 2011, which was a decrease in working capital of $1,915,694. This decrease is comprised of the accrued derivative liability which reflects the intrinsic value of convertible debt issued by the Company.

During the nine months ended June 30, 2012, cash used in operating activities was $102,033 compared to $643,802 in the corresponding period of 2011. This decrease in cash burn rate reflects the rationalization of expenses in Cellynx after the acquisition by 5Barz International Inc.

The Company received $101,500 from financing activities for the nine months ended June 30, 2012, comprised of advances from 5BARz International Inc. of $49,000 and proceeds from other convertible debt in the amount of $52,500.

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

We have prepared our consolidated financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2012, we had an accumulated deficit of $17,472,300, negative cash flows from operations since inception, and expect to incur additional losses in the future as we continue to develop and grow our business. We have funded our losses primarily through the sale of common stock and warrants in private placements; borrowings from related parties and other investors; and revenue provided by the sales of our 5Barz unit. The further development of our business will require capital. Our operating expenses will consume a material amount of our cash resources.

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

Impairment or Disposal of Long- lived Assets

The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long -lived assets. ASC 360 requires impairment losses to be recorded on long -lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long -lived assets. Loss on long -lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of June 30, 2012 and September 30, 2011, there was no significant impairment of its long -lived assets.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred relate to underpayment of income tax are classified as income tax expense in the period incurred. No significant penalties or interest relating to income taxes have been incurred during the three and nine months ended June 30, 2012 and 2011.

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

(ii)	disclosure controls and procedures were effective as of the date of the evaluation

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

(REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

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

CelLynx Group, Inc.
(Registrant)

Date: August 18, 2012
By: /s/ Norman W. Collins, Sr.
Norman W. Collins, Sr.
Chief Executive Officer

(