Form 10-K
period 2012-09-30
CelLynx Group, Inc.
filed 2013-01-15
CIK 1067286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-27147

CELLYNX GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	95-4705831
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4014 Calle Isabella San Clemente, California	92672
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (949) 305-5290

Securities registered pursuant to Section 12(b) of the Act None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐ No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐ No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained herein, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer☐	Accelerated filer☐

Non-accelerated filer☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐ No ☒

At March 31, 2012, the end of our second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $690,165 based on the closing price of $0.001 as reported on the Over-the-Counter Bulletin Board.

Number of shares of common stock outstanding as of December 31, 2012: 1,457,498,001.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements.  Forward-looking statements include those that address activities, developments or events that we expect or anticipate will or may occur in the future.  All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the captions "Risk Factors" beginning on page 19, "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 26, and elsewhere in this Annual Report. We undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.  We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the "SEC"), particularly our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

As used in this Annual Report, the terms "we," "us," "our," "CelLynx" and the "Company" mean CelLynx Group, Inc. and its subsidiary, unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

The disclosures set forth in this report should be read in conjunction with the financial statements and notes thereto of the Company for the year ended September 30, 2012. Because of the nature of a relatively new and growing company, the reported results will not necessarily reflect the operating results that will be achieved in the future.

ii

PART I

ITEM 1. BUSINESS

CelLynx Group, Inc. (“CelLynx” or the “Company”) is in the business of the development of a line of cellular network infrastructure devices for use in the small office, home and mobile market places.  This next generation cellular network extender, branded as 5BARz™ incorporates a patented technology to create a highly engineered, single-piece, plug ‘n play unit that strengthens weak cellular signals to deliver higher quality signals for voice, data and video reception on cell phones, and other cellular devices. The technology is held under joint ownership with the Company’s parent, 5BARz International Inc. (“5BARz”), and is being commercialized by 5BARz.

The Company’s initial product, the Road Warrior, won the prestigious 2010 innovation of the year award at CES (the largest consumer electronics show in the world) for achievements in product design and engineering. The Road Warrior, has passed FCC Certification, and has been produced in limited quantities to date by a contract manufacturer in the Philippines.

The market opportunity for the 5BARz technology represents some 5.4 billion cell phone subscribers worldwide serviced by 900 cellular network operators. These cellular network operators represent the Company’s primary point of entry to the Global marketplace.

The CelLynx business opportunity represents a significant step forward in the deployment of micro-cell technology, referred to as a ‘cellular network infrastructure device” in the industry. A step that management believes will significantly improve the functionality of cellular networks by managing cellular signal within the vicinity of the user.  This technology facilitates cellular usage in areas where structures, create “cellular shadows” or weak spots within metropolitan areas, and highly congested areas such as freeways, and also serves to amplify cellular signal as users move away from cellular towers in urban areas.  The market potential of the technology is far reaching.

Corporate Background

CelLynx Group, Inc. (“CelLynx” or the “Company”) was originally incorporated under the laws of the State of Minnesota on April 1, 1998, under the name “Cool Can Technologies, Inc.” Effective July 12, 2004, the Company merged (the “Merger”) with NorPac Technologies, Inc., its wholly owned subsidiary (“Nevada Sub”), for the purpose of reincorporating the Company in Nevada. The Merger was completed effective July 12, 2004, with the Nevada Sub as the surviving corporation. Upon completion of the Merger, the Company’s name was changed to NorPac Technologies, Inc. (“NorPac”). On July 24, 2008, the Company closed another transaction with shareholders of CelLynx, Inc., a California corporation, in which it issued shares to the CelLynx Inc. shareholders in exchange for all of the outstanding shares of CelLynx Inc. Through this transaction, the Company acquired the cellular network extender business as its wholly owned subsidiary. This transaction has been considered a "reverse take-over" for accounting purposes.

Effective August 5, 2008, the Company changed its name to CelLynx Group, Inc. by merging another wholly owned subsidiary into the Company and assuming the subsidiary’s name. On October 27, 2008, the Company’s Board of Directors approved a change of the Company’s fiscal year to September 30, 2008.

On March 29, 2012 5BARz International Inc. acquired a 60% controlling interest in CelLynx Group, Inc.

Fiscal Year 2012 Events

Financing Arrangements

During the fiscal year ended September 30, 2012 the Company entered into a number of financings, pursuant to certain convertible promissory note arrangements. Those arrangements are as follows;

Date	Holder	Amount	Terms
January 5, 2012	Pickard & Green, CPA’s	$50,000	Footnote (1)
January 10, 2012	Asher Enterprises Inc.	$15,000	Footnote (2)
May 24, 2012	Asher Enterprises Inc.	$37,500	Footnote (3)
September 4, 2012	Asher Enterprises Inc.	$12,500	Footnote (4)

(1)	Pursuant to the Note agreement dated January 5, 2012, the Company received the principal amount of $50,000, by way of settlement of certain debts owed by the Company to Holder. The Note bears interest at a rate of 8%, and is due on July 3, 2012. Holder may convert principal and unpaid interest on the note into shares of the Company’s common stock, with the number of shares issuable determined to be the amount obtained by dividing the amount to be converted by the conversion price which is the lesser of $0.0013 per share or 63% of the average of the three lowest trading prices of the Company’s common stock over the ten trading days prior to the date of the conversion. Holder is prohibited under the Note from converting amounts if principal and interest that would result in Holder receiving shares, which when combined with shares of the Company’s common stock held, would result in Holder owning more than 4.99% of the Company’s then-outstanding common stock. No registration rights were granted in connection with the purchase of the Note, and the shares of common stock, if any, issued upon conversion, will be restricted securities as defined pursuant to the terms of Rule 144.

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

(2)	On January 10, 2012, the Company entered into a Securities Purchase Agreement (“SPA”) with an unrelated holder, in connection with the purchase by Holder of a Convertible Promissory Note in the principle amount of $15,000. The January 2012 note bears interest at a rate of 8%, and is due on October 10, 2012. Pursuant to the terms of the note, the principle and accrued interest may be converted into shares of the Company’s common stock, with the number of shares issuable determined to be the lesser of a fixed rate of $0.00015 per share or a variable rate calculated by dividing the amount to be converted by the conversion price which is equal to 25% of the average of the three lowest trading prices of the Company’s common stock over the ten trading days prior to the date of the conversion. The Holder is prohibited under the note from converting amounts if principal and interest that would result in Holder receiving shares, which when combined with shares of the Company’s common stock held at the time, would result in Holder owning more than 4.99% of the Company’s then- outstanding common stock.

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

In conjunction with the issuance of the January 10, 2012 Convertible Note, the Company and the Holder entered into a January 6, 2012 amending agreement to the discount terms of two previous convertible notes between the parties as follows;

•	Convertible Note dated May 18, 2011 in the principle amount of $32,500 was amended such that the conversion price was adjusted from a conversion price of 69% to market, as defined above (a 31% discount to market) to a conversion calculated to be the lesser of (i) A variable conversion price equal to 25% of market (a 75% discount to market) or (ii) A fixed conversion price defined to be $0.00015 per share.
•	Convertible Note dated March 3, 2011 in the principle amount of $42,500 and with a remaining unpaid balance of $30,000 was amended such that the conversion price was adjusted from a conversion price of 69% to market, as defined above (a 31% discount to market) to a conversion calculated to be the lesser of (i) A variable conversion price equal to 25% of market (a 75% discount to market) or (ii) A fixed conversion price defined to be $0.00015 per share.

(3)	On May 24, 2012, the Company entered into a Securities Purchase Agreement (“SPA”) with an unrelated holder, in connection with the purchase by Holder of a Convertible Promissory Note in the principle amount of $37,500. The May 2012 note bears interest at a rate of 8%, and is due on February 7, 2013. Pursuant to the terms of the note, the principle and accrued interest may be converted into shares of the Company’s common stock, with the number of shares issuable calculated at a variable rate calculated by dividing the amount to be converted by the conversion price which is equal to 51% of the average of the three lowest trading prices of the Company’s common stock over the ten trading days prior to the date of the conversion. The Holder is prohibited under the note from converting amounts if principal and interest that would result in Holder receiving shares, which when combined with shares of the Company’s common stock held at the time, would result in Holder owning more than 4.99% of the Company’s then- outstanding common stock.

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

(4)	On September 4, 2012, the Company entered into a Securities Purchase Agreement (“SPA”) with an unrelated holder, in connection with the purchase by Holder of a Convertible Promissory Note in the principle amount of $12,500. The September 2012 note bears interest at a rate of 8%, and is due on June 4, 2013. Pursuant to the terms of the note, the principle and accrued interest may be converted into shares of the Company’s common stock, with the number of shares issuable calculated at a variable rate calculated by dividing the amount to be converted by the conversion price which is equal to 51% of the average of the three lowest trading prices of the Company’s common stock over the ten trading days prior to the date of the conversion. The Holder is prohibited under the note from converting amounts if principal and interest that would result in Holder receiving shares, which when combined with shares of the Company’s common stock held at the time, would result in Holder owning more than 4.99% of the Company’s then- outstanding common stock.

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

5BARz International, Inc. Agreements.

On March 29, 2012, the Company and 5BARz International, Inc. entered into a definitive set of agreements which super cede all previous agreements and amendments thereto. As a result of those agreements, the following arrangements between the Companies was established;

(i)             5BARz International, Inc. acquired a 60% interest in the patents and trademarks held by CelLynx Group Inc., referred to as the “5BARz™” technology. That interest in the technology was acquired for proceeds comprised of 9,000,000 shares of the common stock of the Company, valued at the date of acquisition at $0.20 per share or $1,800,000 USD. The acquisition agreement also clarified that the ownership interest in the “5BARz™” technology does represent that proportionate interest in income earned from the intellectual property. This acquisition of intellectual property represents an amendment to an original acquisition of a 50% interest in the CelLynx intellectual property for debt of $1,500,000 established on October 5, 2010.

(ii)             5BARz International, Inc. agreed to make available to CelLynx Group, Inc. a revolving line of credit facility in the amount of $2.2 million dollars of which $668,844 is the net amount advanced as of September 30, 2012. In addition, advances in the amount of an additional $139,700 had been made under the terms of the revolving line of credit, and was repaid by conversion of such amount into shares. As a result aggregate advances under the line of credit have been $808,544. This revolving line of credit facility expires on October 5, 2013. Under the terms of the line of credit facility, the Company has the right to convert amounts due under the facility into common stock of CelLynx, at a conversion rate which is the lesser of a fixed conversion rate of $0.00015 per share or a variable rate which is calculated at 25% of the average lowest three closing bid prices of the CelLynx Group, Inc. common stock for a period which is ten (10) days prior to the date of conversion. At March 31, 2012, the Company converted an initial $78,500 of the amount due under the revolving line of credit facility for 350,000,000 shares of the capital stock of CelLynx Group, Inc. As a result, CelLynx became a consolidated subsidiary of 5BARz International Inc., on March 29, 2012,with a 60% interest in the Company. Subsequent conversions aggregating $61,200 have been made to maintain the 5BARz International Inc. ownership interest at 60%.

(iii)             Pursuant to the Master Global Marketing and Distribution agreement between 5BARz International Inc. and CelLynx Group, Inc., 5BARz International, Inc. was obligated to pay to CelLynx Group, Inc. a royalty fee amounting to 50% of the Company’s Net Earnings. That fee would be paid on a quarterly basis, payable in cash or immediately available funds and shall be due and payable not later than 45 days following the end of each calendar quarter of the year. The asset acquisition agreement amendment referred to herein specified that the royalties would be paid in relation to the ownership of the intellectual property.

Change in Management

Mr. Norm Collins Sr., who has served as a Director on the CelLynx Group, Inc., Board of Directors since July 2008, and as the Chairman of the Board since July 2010, has recently passed away. As a result, the Company held a Board of Directors meeting on October 13, 2012 to formally end Mr. Collins term of service with the Company. At that date, in addition to his Directorship, Mr. Collins acted as the interim Chief Executive Officer for the Company as well as the Chief Financial Officer. Further, Mr. Collins served on a committee of the Board of Directors, to search for a new CEO for the Company. On October 17, 2012, the Company issued a press release announcing the fact that Mr. Norm Collins Sr. had passed away, and the loss of Mr. Collins as a valued director and officer of CelLynx Group, Inc.

On October 13, 2012 the Board of Directors of CelLynx Group, Inc. appointed Mr. Dwayne Yaretz as the Chief Executive Officer as well as the Chief Financial Officer for the Company. Mr. Yaretz has been a Director of CelLynx Group, Inc. since December 19, 2009

BUSINESS

Overview of CelLynx

CelLynx Group, Inc. is developing products based upon the patented technology underlying the 5BARz™ brand, which represent the next generation of cellular network extenders for use in the small office, home and mobile market places.  This next generation product line, branded as 5BARz™ incorporates a patented technology to create a highly engineered, single-piece, plug ‘n play unit that strengthens weak cellular signals to deliver higher quality signals for voice, data and video reception on cell phones and other cellular devices.

The Company’s initial product, the Road Warrior, a “cellular network extender’, won the prestigious 2010 innovation of the year award at CES (the largest consumer electronics show in the world) for achievements in product design and engineering. The Road Warrior, has passed FCC Certification, and has been produced in limited quantities to date by a contract manufacturer in the Philippines.

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

Milestones

2007: A 5BARz working prototype was developed of an affordable consumer friendly single piece plug ‘n play booster with a minimum of 45dB of gain in both up and down paths.

July 2009: First production run and FCC Certification of 5BARz Road Warrior

August 2009: Field testing and final modification of 5BARz Road Warrior

January 2010: 5BARz Road Warrior Selected as CES Innovations 2010 Design and Engineering Award. Marketing commenced in the US.

2011 – CelLynx Group Inc. work with 5BARz International Inc. who engage sales agents in Latin America, to present prototype products to R&D departments at major wireless carriers in the region, with positive results.

July 2011 – The Company received initial purchase order for the balance of limited production in the 5BARz Road Warrior units comprised of 16,000 units or $3.2 million dollar purchase order.

February/March 2012 – The Company’s affiliate, 5BArz International Inc. formed an Advisory Board comprised of leading executives within the technology sector to assist in the integration of the 5BARz technology and products into global markets.

Dr. Gil Amelio	– Director ATT, Former CEO –Apple Computer
Mr. Marcelo Caputo	– CEO Telefonica USA
Mr. Finis Connor	– Founder of Seagate Technology and Connor Peripherals
Mr. George Lauro	– Co-founder of Alteon Capital Partners with Dr. Amelio

March 2012 – 5BARz International Inc. completed the acquisition of a 60% interest in CelLynx Group, Inc., developing a fully integrated subsidiary for the global deployment of the 5BARz business opportunity.

July/ August 2012 – Companies secure investment banking support to finance commercialization operations.

August 2012 – Internal Engineering achieve initial presentation stage units of the revised cradle-less 5BARz cellular network extender with several new and improved features over the Road Warrior unit.

The Market Opportunity

The market opportunity for the CelLynx technology represents some 4.8 billion cell phone subscribers worldwide and is growing as a result of the following factors;

•	Dead zones, weak signals, and dropped calls are the biggest problems in the industry. Now, by adding internet and video, the quality issue is increasing exponentially.

•	76% of cellular subscribers use their mobile phone as the primary phone

•	More consumers are using mobile phones for web browsing, up and down- loading photos, videos and music

•	More mobile phones are operating at higher frequencies which have less ability to penetrate buildings

•	Weak signals make internet applications inaccessible and slow and increase the drain on cell phone batteries.

•	Forty percent of all mobile phone users report inadequate service in their homes or office and we estimate that 60% of the 4.8 billion mobile phone users worldwide consider continuous connectivity to be very important.

Why Poor Signals Exist

A variety of factors may cause dropped calls and dead zones, including congestion, radio signal interference, tower hand-off, and lack of coverage. Despite continued infrastructure investment by operators, and antenna technology improvements by base station providers and mobile phone makers, these problems will continue for the foreseeable future. This is because many of the contributing factors can’t be controlled by the operators and manufacturers. To understand how innovative 5BARz products are in improving phone signals, it’s first important to understand the causes of poor signal quality.

Congestion

In 1999, sales of mobile phones surpassed combined sales of personal computers and automobiles. By 2010, mobile phones had replaced land-line phones in 30% of U.S. households. Smart phones, led by iPhones and Android phones, have become indispensable personal assistants. Laptop computer sales outnumber desktop computer sales, and most laptops are equipped with cellular data chipsets or USB modems. Apple’s iPad has sparked the connected tablet market too. Vending machines, automobiles, mobile sensors, and many other devices include “machine to machine” cellular data modules. As a result, the number of cellular voice and data devices will soon exceed the number of people on Earth.

If sheer numbers weren’t enough, new uses for mobile devices are causing even faster growth in bandwidth usage. Obvious uses include video entertainment, videoconferencing, downloaded and streaming music, MMS, email, and application downloads. Facebook, Twitter, Foursquare, and many other social networking applications put further load on operator networks. Also, surprising sources of traffic have emerged, such as deliberate “miscalls”. A miscall is when one subscriber calls another, but hangs up before the receiving party answers. Since operators don’t charge for these uncompleted calls, subscribers are using miscalls as a free way to communicate. In India, orders for milk are made this way. In Syria, five miscalls in a row signals the recipient to “go online” to the Internet and chat. In Bangladesh, it’s estimated that up to 70% of traffic at peak times is due to miscalls. This practice isn’t limited to countries with low per-capita income, and yet it places a high load on operator networks.

There are sources of congestion based on location and time, too. Transportation clusters like airports, major highway intersections, bridges, and toll road gates all bring many people together at peak times. Also, because of home land-line replacement, many residential neighborhoods have many mobile phones in simultaneous use in mornings and evenings. Lastly, local population growth and immigration can result in too many phones for existing infrastructure. Due to long planning times, investment requirements, local government permits, and construction time, it’s difficult for infrastructure to keep up with the pace of change in many developing areas, especially in growth countries.

Radio Signal Interference

Interference comes from both obvious and subtle causes. Certain materials aren’t transparent to radio signals, especially durable materials used in buildings, large structures, and even automobiles. As a result there are radio shadows in which a mobile phone can’t sense the signal from a base station. In addition, radio signals from adjacent channels or reflected signals can interfere with each other due to wave cancellation effects. In some cases these forms of interference primarily attenuate the signal (make it weaker). However, interference can also add noise, so that the ratio of signal to noise becomes too low for the mobile phone and the base station to understand each other.

Tower Hand-Off

Mobile phone networks are called “cellular” networks because they are made up of overlapping areas of coverage that are provided by base stations in fixed locations. As a mobile subscriber travels by automobile or train, he will eventually reach the limit of a base station’s coverage. At that point, his mobile phone will “hand off” to a base station for the next coverage area. If signal quality is poor due to interference, or if the new base station is congested with too many mobile phones, the subscriber’s connection may be lost.

Lack of Coverage

Some rural or developing areas don’t have enough people or population density for operators to justify the cost of installing base stations except at wide intervals. In these areas the signal strength from the base station or the mobile phone may be too low to create or maintain a connection. This results in “dead zones” or dropped calls.

Solutions to Poor Signal Quality

Operators know that dead zones, dropped calls, and poor voice quality are big problems, and that re-dialing while driving can be unsafe. Operators also are concerned about subscribers’ ability to make emergency calls. They understand that people rely on mobile phones for business and connecting with family. As mobile phones replace landlines, operators are especially aware that mobile signal quality is critical. Operators also see that wireless data is increasingly important for personal and business use.

To help, operators work with phone and base station manufacturers to improve antenna performance. They invest in new base stations in growth areas. They invest in technologies that enable more connections per base station. Operators have even provided refunds for dropped calls.

However, many factors causing poor signal quality can’t be controlled by operators. Therefore products have emerged to help, provided by operators or companies who sell to either operators or subscribers.

Femtocells

Operators can provide femtocells to subscribers with poor signal quality at home. Usually the subscriber pays for hardware, installation, or a monthly fee. Femtocells are carrier grade, and are like small base stations that communicate with operators by using the home Internet connection as a “backhaul”. They often can’t be moved after installation, must be installed by a skilled technician in order to work properly and to avoid causing network problems. Many femtocells provide only a voice connection, not data. Lastly, femtocells usually only work with phones from one operator, so families with phones from multiple operators may have to request multiple femtocells.

Repeaters

Repeaters are usually carrier-grade equipment and are programmed for a specific operator. They extend cellular networks into buildings and small offices. As with femtocells, installation is complex and if not done properly they can cause network problems. Unlike femtocells, repeaters do not use the local Internet connections, but rather receive and re-transmit the signals between base stations and mobile phones.

Boosters

Boosters are usually sold online and through retail. They vary widely in amplification power, quality of amplification, and power balance. For example, these products amplify signals at 1, 3, 5, or even 10 watts all the time. Using power over 1 watt increases the probability that a booster will interfere with surrounding mobile devices. Also, it would be more energy efficient to adapt amplification power as needed, rather than to simply use the same wattage constantly. Many boosters don’t support balanced power in both directions between base station and mobile phone. This may result in only solving the signal quality problem in one direction. Since communication is bi-directional, this doesn’t actually solve the problem. Varying quality of amplification also introduces noise, which can interfere with surrounding devices.

A New Class of Solution

CelLynx has evaluated the causes of poor signal quality, the needs of both operators and subscribers, and the solutions in the market. Femtocells, repeaters, and boosters either don’t solve all parts of the problem, or aren’t optimal due to cost or other drawbacks. Using expertise from a team of engineers who designed sophisticated base station amplifiers for operators, CelLynx has developed a new class of carrier-grade technology. This is a hybrid of repeaters and boosters, and is intended for automotive, home, and office use. 5BARz has tested these products in the lab, in the real world, and with operators, and also won the Innovation of the Year award at the 2010 CES conference. These products advance the state of the art to provide the following advantages;

Low Power Use

5BARz products only amplify when required. The automotive products use less than 1/2 watt, while the home product uses less than 1 watt. This not only saves energy, but also minimizes interference with other wireless devices and the network itself. In fact, new rules being proposed by the U.S. Federal Communications Commission are expected to mandate low power standards such as 5BARz now provides.

Simple Setup

5BARz products don’t require a technician to run wires, carefully determine proper location, or optimize orientation. No use of home Internet connection is required, and there are no switches or settings.

Balanced Amplification

Received and sent signals need balanced assistance in order for both directions of a communication channel to be improved. 5BARz products are not only smart about adapting amplification levels, but also about balancing amplification for incoming signals from the base station, and return signals from the mobile phone.

Signal Stability

CelLynx has done extensive design, testing, and re-design to avoid a number of problems experienced by the antenna design of alternatives. For example, booster products can experience oscillations when people, animals, or vehicles move nearby. These oscillations can weaken the booster effect or cause interference with other wireless devices. Many booster products achieve size similar to 5BARz’ products by putting antennas close together in the same product package, but don’t optimize radio wave interactions between those antennas. This weakens the boosters’ effectiveness, and is one reason why other manufacturers compensate by using too much wattage, in turn wasting power and increasing the probability of interfering with other radio frequency devices and the network.

Choosing the Right 5BARz Product

CelLynx has one model in production and three in development of three mobile products with a range of features and prices, as well as a home/office product:

Road Warrior

The Road Warrior won the 2010 CES Innovation of the Year award for product design and engineering. It improves wireless voice and data signals in the home, office, or vehicle. It works with any wireless operator, needs no installation, and can easily be moved.

The Road Warrior features real-time radio frequency monitoring, self-adjusting radio frequency levels, and balanced power control for incoming and return signals. It is FCC compliant, and supports 3G cellular and PCS bands. There is no backhaul (Internet connection) required. The 45 dB maximum gain is limited to the small area around the phone cradle.

5BARz SC

The 5BARz SC provides the benefits of the Road Warrior in a single unit (with optional cradle) with a larger coverage area of about 2 meters. It only amplifies communication signals, not noise.

In addition to the 45 dB gain and features of the Road Warrior, the Road Warrior II provides a medium power option, and radio frequency band auto configuration.

In addition, the Road Warrior II uses a state-of-the-art, high-performance antenna by PinyonTM.

5BARz 4G

The 5BARz 4G is a single unit package with a 45 dB gain and a coverage area of about 2 meters.

It provides the features and benefits of the Road Warrior II, but additionally supports a full radio frequency range of 700Mhz to 2.6Ghz, and supports 4G. It also supports multiple phones simultaneously. It is also programmable according to operator requirements.

5BARz 3000

5BARz 3000 product provides a 70dB maximum gain at a maximum power of 0.6 watts, with coverage over a large area inside the home. It supports 3G and 4G, both voice and data, for multiple phones simultaneously.

5BARz 3000 is a single unit package with both antennas in the base unit. It is a carrier-grade product and operator configurable (fully programmable from 700Mhz to 2.6Ghz). It includes patent-pending isolation feedback, with radio frequency isolation typically 30dB better than the Road Warrior.

5BARz 3000 can optionally be configured with GPS and wireless LAN.

Intellectual property

CelLynx technology is based on achieving unique isolation between antennas, without oscillation greatly improving signal gain for individual, home and office coverage.

Title	Patent Application	Patent Issued
Cell Phone Signal Booster	11/625331	8005513
Dual Cancellation Loop Wireless Repeater	12/106468
Wireless Repeater Management Systems	12/328076
Dual Loop Active and Passive Repeater Antenna Isolation Improvement	12/425615
5BARz Trademark	78/866260
Multi-Band Wireless Repeater	12/235313 + Foreign filings	8027636
Antenna Docking Station	12/625347
Turning Weak Spots Into Sweet Spots Trademark	78-938374

Comparative Analysis

	5BARz	Femtocell	Traditional Repeaters
Options for Consumer	• Plug and play solutions that significantly improve wireless service	• Carrier-specific box that connects to the internet through the broadband service at the home and acts like a short-range network tower site	• Bi-directional amplifier and external antennas Installation of antennas required with minimum spacing of 35 feet or more between the antennas
Easy to Understand	• Simply place the unit where there is some or marginal wireless service, turn on the unit and the voice and data wireless service is improved for everyone	• Connect the unit to your broadband service where your router is located and the voice only wireless service should be improved throughout the home

•   Need to determine what the two pieces of equipment, cables, and multiple power cords are for

•   Complex manual … Determine the ideal location for both antennas, outdoor network antenna and indoor coverage antenna, then determine ideal location for the bi-directional amplifier for proper cable routing to the antennas

•

Cost	• One-time equipment charge only$299 5BARz Road Warrior	• Equipment charge $250 for each carrier, 2 carrier house or SOHO equals $500 equipment charge Equipment won’t work if you change carriers Possible monthly fee Requires use of broadband service	• Equipment charge starting at $350 for dual band Professional installation starting at $200 Higher performance antennas starting at $100
Setup	• Plug ‘n play No adjustments One part works for all carriers	• Carrier-specific set up May require ISP support Currently Voice Only	• Go on roof to measure signal level; outdoor network antenna placement based on testing for 2 bars or more signal strength Antennas need to be spaced 35 feet or more apart
Reliability	• Designed by engineers and brought to production by managers trained in the Six Sigma quality process Self contained, fewest cables/connectors • Oscillation suppression circuitry	Broadband vulnerable: Degraded broadband throughput Power outage Depends on carrier down/power down on carrier command Intermittent handoffs with macro network	• External antennas less reliable Connectors Outdoor mounting Oscillation prone
Installation	• None; Plug ‘n play	• Needs to be collocated with broadband service GPS antenna may need to be installed near a window with a cable going to the femtocell	• Professional installation recommended

Sales and Marketing Strategy

CelLynx will address the U.S. and International market place through the Master Global Marketing, Distribution Agreement assigned to 5BARz International.

Operating and Manufacturing Strategy

CelLynx’s management and engineering team are in the process of establishing top-tier off shore manufacturers.

The Company is aware of the advantages of partnering with a reputable contract manufacturer (“CM”). In this case, CelLynx will leverage manufacturing practices at minimal cost, providing immediate benefits from multiple manufacturing locations with a trained and experienced technical work force, state-of-the-art facilities and knowledge of all aspects of supply chain management, operational execution, global logistics and reverse logistics.

CelLynx has selected a contract manufacturer in the Philippines which produced the first 220 units in coordination with the Company’s engineering team. The first initial mass production units were used for UL testing, product demonstrations, and remaining FCC approved units were sold as initial sales.

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

The mobile vehicle market competitors: A few companies such as Wilson, Digital Antenna and Richardson (Call Capture) are focused on the vehicle market. Again, however, most of these vehicle solutions require complex installation including roof top mounting of antenna and, in some cases, a direct connection between the cell phone and the roof top antenna.

The Wireless enterprise solution providers as competitors: While the equipment manufacturers in the enterprise market such as Wilson, EMS Wireless and Radioframe Networks are attempting to enter the residential market, their products are engineered for commercial enterprises requiring complex installation and as a result are expensive as compared to the CelLynx solution.

While each of the above competitors has solutions for certain market segments such as large buildings and warehouses, there is no dominant market leader in the Home, Office, and Vehicle segments of the Market. CelLynx believes that the total indoor and vehicle cell signal amplification market will experience exponential growth through the commercialization of products such as those being offered by CelLynx. As compared to the current products in the marketplace, CelLynx’s key sustainable competitive advantage is in its patent pending technology providing for compact, plug ’n play, consumer friendly and affordable product lines.

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

Traditionally the low tech approaches to achieving the isolation necessary for adequate repeater performance includes vertical and horizontal spacing of the two antennae, as with a speaker and microphone. In most cases this horizontal spacing requires approximately ten times the distance of vertical spacing. CelLynx has used a high tech approach to deal with the real world environment resulting in a superior product delivering high performance. Not only did the team meet the challenge, but in the process they developed a user friendly, affordable unit that is protected by a patent portfolio.

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

Employees/Contractors/Consultants

CelLynx had no full-time employees during 2011 and early 2012 but it was found that, at this stage of our product development, it has been more efficient for the engineers and software designers to work as independent contractors. Therefore, the company has switched to that business model for talent. Additionally, the Company has engaged several consultants to assist with development of product. CelLynx is not affiliated with any union or collective bargaining agreement. While the employees were laid off in 2010, there have been no adverse labor incidents in the history of CelLynx. Management believes that its relationship with its current contractors and consultants is good.

Corporate Information

CelLynx’s principal executive offices are located at 4014 Calle Isabella, San Clemente, California 92672. CelLynx’s main telephone number is (949) 305-5290.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock.

Need for Additional Financing

The Corporation will not be able to complete its business plan without obtaining additional financing in the near future. If this additional financing is not available or obtainable, the Company may not be able to continue as a going concern. The Corporation has no immediate means for obtaining additional financing. There can be no assurance that such additional financing, when necessary, will be available to the Corporation on acceptable terms, or at all.

Dependence on Outside Consultants

The director of the Corporation has no significant experience in the marketing of cellular extender technology and may be dependent on outside consultants to assist in developing the Corporation’s business. Failure to establish relationships with consultants or loss of such relationships could adversely affect the business of the Corporation.

Limited Operating History, Risks of a New Business Venture

The Corporation was incorporated on April 1, 1998 and to date has been involved primarily in organizational and development activities and has had no revenues. The likelihood of success must be considered in light of the problems, expenses, difficulties complications and delays encountered in connection with the development of a business in the areas in which the Corporation intends to operate and in connection with the formation and commencement of operations of a new business in general. These include, but are not limited to, unanticipated problems relating to technology, intellectual property rights, marketing and additional costs and expenses that may exceed current estimates. There is no history upon which to base any assumption as to the likelihood that the Corporation will prove successful, and there can be no assurance that the Corporation will generate any operating revenues or ever achieve profitable operations.

Competition

The business environment in which the Corporation intends to operate is highly competitive. The Corporation expects to experience competition from companies involved in the wireless industry. Certain of the Corporation’s potential competitors will have greater technical, financial, marketing, sales and other resources than the Corporation.

Potential Legal, Regulatory, and/or Compliance Risk

The Corporation may be required to comply with certain regulations, rules, and/or directives. Potential regulatory conditions and/or compliance therewith and the effects of such may have a materially adverse effect upon the Corporation, its business operations, prospects and/or financial condition.

We may not be able to adequately protect our intellectual property rights.

Protecting our global intellectual property rights and combating unlicensed copying and use of intellectual property is difficult, and the Company may lack the resources to adequately protect those assets.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year 2012 that remain unresolved.

ITEM 2. PROPERTIES

Our corporate offices are located at 4014 Calle Isabella, San Clemente, California, which represents the offices of a consultant to the Company.

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

The Company has received a Cease Trading Order from the British Columbia Securities Commission (BCSC) alleging that the Company is in violation of the British Colombia reporting requirements. The BCSC has assumed that since two the Company's Directors are domiciled in BC that the company is controlled out of BC and therefore subject to its reporting requirements. The Company is appealing the issuance of the CTO, and is awaiting response from the BCSC to the application for release made during 2012.

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

QUARTER	HIGH ($)	LOW ($)
Quarter ended December 31, 2010	$0.2200	$0.1200
Quarter ended March 31, 2011	$0. 0450	$0. 0161
Quarter ended June 30, 2011	$0. 0290	$0. 0069
Quarter ended September 30, 2011	$0. 0018	$0. 0150
Quarter ended December 31, 2011	$0. 0006	$0. 0033
Quarter Ended March 31, 2012	$0.0015	$0.0007
Quarter Ended June 30, 2012	$0.0030	$0.0005
Quarter Ended September 30, 2012	$0.0007	$0.0004

Holders

As of September 30, 2012, there were approximately 153 shareholders of record of our common stock based upon the shareholder list provided by our transfer agent. Our transfer agent is Signature Stock Transfer located at 2632 Coachlight Court, Plano, Texas 75093, and their telephone number is (972) 612-4120.

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

Recent Sales of Unregistered Securities

The following summary provides details of all securities sold by the Company for the past three years, which were not registered under the securities act.

Fiscal Year 2010

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

Convertible Promissory Note

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

As of the date of this Report, the Company had issued to Asher 3,763,967 shares of the Company’s common stock in connection with the SPA and the Note.

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

Fiscal Year 2011

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

Convertible Promissory Notes

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

As of the date of this Report, the Company had issued to Asher 25,326,008 shares of the Company’s common stock in connection with the SPA and the Note.

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

As of the date of this Report, the Company had issued to Asher 225,942,808 shares of the Company’s common stock in connection with the SPA and the Note.

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

As of the date of this Report, the Company had issued to Asher 180,000,000 shares of the Company’s common stock in connection with the SPA and the Note.

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

As of the date of this Report, the Company had issued to Yaretz no shares of the Company’s common stock in connection with the SPA and the Note.

In the above transactions, the Notes were issued to accredited investors pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and rules promulgated pursuant thereto. Additionally, the underlying shares of common stock, if any, issued upon conversion of the Note was issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and rules promulgated pursuant thereto. All certificates for such shares will contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

Fiscal Year 2012

During fiscal year ended September 30, 2012 the following issuance of common stock, par value $0.001 per share was issued upon conversion of convertible promissory notes by Asher Enterprises, Inc.

Date	Number of shares issued	Principle/Interest Converted	Conversion rate
January 20, 2012	11,333,333	$1,700	$0.00015
February 21, 2012	12,000,000	$1,800	$0.00015
March 2, 2012	12,000,000	$1,800	$0.00015
March 9, 2012	12,000,000	$1,800	$0.00015
March 14, 2012	12,000,000	$1,800	$0.00015
March 16, 2012	12,000,000	$1,800	$0.00015
March 21, 2012	12,000,000	$1,800	$0.00015
March 27, 2012	12,000,000	$1,800	$0.00015
March 28, 2012	12,000,000	$1,800	$0.00015
March 29, 2012	15,333,333	$2,300	$0.00015
April 2, 2012	15,333,333	$2,300	$0.00015
April 4, 2012	18,000,000	$2,700	$0.00015
April 5, 2012	18,000,000	$2,700	$0.00015
April 10, 2012	18,000,000	$2,700	$0.00015
April 12, 2012	19,333,333	$2,900	$0.00015
April 16, 2012	23,333,333	$3,500	$0.00015
April 18, 2012	23,333,333	$3,500	$0.00015
April 21, 2012	23,333,333	$3,500	$0.00015
April 23, 2012	23,333,333	$3,500	$0.00015
April 26, 2012	23,333,333	$3,500	$0.00015
May 1, 2012	22,666,667	$3,400	$0.00015
May 3, 2012	23,333,333	$3,500	$0.00015
May 4, 2012	17,333,333	$2,600	$0.00015
May 8, 2012	30,000,000	$4,500	$0.00015
May 22, 2012	15,333,334	$2,300	$0.00015

In each issuance above, the shares of common stock were issued without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder.

Convertible Promissory Notes

Date	Holder	Amount	Terms
January 5, 2012	Pickard & Green, CPA’s	$50,000	Footnote (1)
January 10, 2012	Asher Enterprises Inc.	$15,000	Footnote (2)
May 24, 2012	Asher Enterprises Inc.	$37,500	Footnote (3)
September 4, 2012	Asher Enterprises Inc.	$12,500	Footnote (4)

(1)	Pursuant to the Note agreement dated January 5, 2012, the Company received the principal amount of $50,000, by way of settlement of certain debts owed by the Company to Holder. The Note bears interest at a rate of 8%, and is due on July 3, 2012. Holder may convert principal and unpaid interest on the note into shares of the Company’s common stock, with the number of shares issuable determined to be the amount obtained by dividing the amount to be converted by the conversion price which is the lesser of $0.0013 per share or 63% of the average of the three lowest trading prices of the Company’s common stock over the ten trading days prior to the date of the conversion. Holder is prohibited under the Note from converting amounts if principal and interest that would result in Holder receiving shares, which when combined with shares of the Company’s common stock held, would result in Holder owning more than 4.99% of the Company’s then-outstanding common stock. No registration rights were granted in connection with the purchase of the Note, and the shares of common stock, if any, issued upon conversion, will be restricted securities as defined pursuant to the terms of Rule 144.

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

As of the date of this Report, the Company had issued no shares of the Company’s common stock in connection with the SPA and the Note.

(2)	On January 10, 2012, the Company entered into a Securities Purchase Agreement (the “SPA”) with an unrelated holder, in connection with the purchase by Holder of a Convertible Promissory Note in the principle amount of $15,000. The January 2012 note bears interest at a rate of 8%, and is due on October 10, 2012. Pursuant to the terms of the note, the principle and accrued interest may be converted into shares of the Company’s common stock, with the number of shares issuable determined to be the lesser of a fixed rate of $0.00015 per share or a variable rate calculated by dividing the amount to be converted by the conversion price which is equal to 25% of the average of the three lowest trading prices of the Company’s common stock over the ten trading days prior to the date of the conversion. The Holder is prohibited under the note from converting amounts if principal and interest that would result in Holder receiving shares, which when combined with shares of the Company’s common stock held at the time, would result in Holder owning more than 4.99% of the Company’s then- outstanding common stock.

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

As of the date of this report, the Company had issued no shares of the Company’s common stock in connection with the SPA and the Note. On July 9, 2012 the Company paid off the convertible note by payment of $30,582. The payment represents payment in full of the principle, accrued interest at 8% and a pre-payment penalty of $14,400.

In conjunction with the issuance of the January 10, 2012 Convertible Note, the Company and the Holder entered into a January 6, 2012 amending agreement to the discount terms of two previous convertible notes between the parties as follows;

•	Convertible Note dated May 18, 2011 in the principle amount of $32,500 was amended such that the conversion price was adjusted from a conversion price of 69% to market, as defined above (a 31% discount to market) to a conversion calculated to be the lesser of (i) A variable conversion price equal to 25% of market (a 75% discount to market) or (ii) A fixed conversion price defined to be $0.00015 per share.

•	Convertible Note dated March 3, 2011 in the principle amount of $42,500 and with a remaining unpaid balance of $30,000 was amended such that the conversion price was adjusted from a conversion price of 69% to market, as defined above (a 31% discount to market) to a conversion calculated to be the lesser of (i) A variable conversion price equal to 25% of market (a 75% discount to market) or (ii) A fixed conversion price defined to be $0.00015 per share.

(3)	On May 24, 2012, the Company entered into a Securities Purchase Agreement (the “SPA”) with an unrelated holder, in connection with the purchase by Holder of a Convertible Promissory Note in the principle amount of $37,500. The May 2012 note bears interest at a rate of 8%, and is due on February 7, 2013. Pursuant to the terms of the note, the principle and accrued interest may be converted into shares of the Company’s common stock, with the number of shares issuable calculated at a variable rate calculated by dividing the amount to be converted by the conversion price which is equal to 51% of the average of the three lowest trading prices of the Company’s common stock over the ten trading days prior to the date of the conversion. The Holder is prohibited under the note from converting amounts if principal and interest that would result in Holder receiving shares, which when combined with shares of the Company’s common stock held at the time, would result in Holder owning more than 4.99% of the Company’s then- outstanding common stock.

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

(4)	On September 4, 2012, the Company entered into a Securities Purchase Agreement (the “SPA”) with an unrelated holder, in connection with the purchase by Holder of a Convertible Promissory Note in the principle amount of $12,500. The September 2012 note bears interest at a rate of 8%, and is due on June 4, 2013. Pursuant to the terms of the note, the principle and accrued interest may be converted into shares of the Company’s common stock, with the number of shares issuable calculated at a variable rate calculated by dividing the amount to be converted by the conversion price which is equal to 51% of the average of the three lowest trading prices of the Company’s common stock over the ten trading days prior to the date of the conversion. The Holder is prohibited under the note from converting amounts if principal and interest that would result in Holder receiving shares, which when combined with shares of the Company’s common stock held at the time, would result in Holder owning more than 4.99% of the Company’s then- outstanding common stock.

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

These descriptions of each SPA and the Notes are not complete, and are qualified in their entirety by reference to the SPA and the Note themselves.

Convertible Debt – 5BARz International Inc.

On March 27, 2012 the Company amended the terms of a line of credit agreement with 5BARz International Inc. Under the terms of the line of credit facility, the Company has the right to convert amounts due under the facility into common stock of CelLynx, at a conversion rate which is the lesser of a fixed conversion rate of $0.00015 per share or a variable rate which is calculated at 25% of the average lowest three closing bid prices of the CelLynx Group, Inc. common stock for a period which is ten (10) days prior to the date of conversion. At March 31, 2012, the Company converted an initial $78,500 of the amount due under the revolving line of credit facility for 350,000,000 shares of the capital stock of CelLynx Group, Inc. As a result, CelLynx became a consolidated subsidiary of 5BARz International Inc., on March 29, 2012, with a 60% interest in the Company. Subsequent conversions aggregating $61,200 have been made to maintain the 5BARz International Inc. ownership interest at 60%.

The Line of Credit was issued to an accredited investor pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and rules promulgated pursuant thereto. Additionally, the underlying shares of common stock, if any, issued upon conversion of the Note will be issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and rules promulgated pursuant thereto. All certificates for such shares will contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

The shares of common stock were issued without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated there-under

This description of the line of credit is not complete, and is qualified in its entirety by reference to the Line of Credit Agreement itself.

Repurchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of CelLynx Group, Inc. and is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying Notes to Financial Statements.

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

Overview and Outlook

CelLynx Group, Inc. (“CelLynx” or the “Company”) is in the business of the development of a line of cellular network infrastructure devices for use in the small office, home and mobile market places.  This next generation cellular network extender, branded as 5BARz™ incorporates a patented technology to create a highly engineered, single-piece, plug ‘n play unit that strengthens weak cellular signals to deliver higher quality signals for voice, data and video reception on cell phones, and other cellular devices. The technology is held under joint ownership with the Company’s parent, 5BARz International Inc. (“5BARz”), and is being commercialized by 5BARz.

The Company’s initial product, the Road Warrior, won the prestigious 2010 innovation of the year award at CES (the largest consumer electronics show in the world) for achievements in product design and engineering. The Road Warrior, has passed FCC Certification, and has been produced in limited quantities to date by a contract manufacturer in the Philippines.

The market opportunity for the 5BARz technology represents some 5.4 billion cell phone subscribers worldwide serviced by 900 cellular network operators. These cellular network operators represent the Company’s primary point of entry to the Global marketplace.

The CelLynx business opportunity represents a significant step forward in the deployment of micro-cell technology, referred to as a ‘cellular network infrastructure device” in the industry. A step that management believes will significantly improve the functionality of cellular networks by managing cellular signal within the vicinity of the user.  This technology facilitates cellular usage in areas where structures, create “cellular shadows” or weak spots within metropolitan areas, and highly congested areas such as freeways, and also serves to amplify cellular signal as users move away from cellular towers in urban areas.  The market potential of the technology is far reaching.

The Company will generate revenue through license revenues from 5BARz International Inc. Pursuant to the March 27, 2012 agreements with 5BARz International Inc., more fully disclosed in section I herein, a royalty interest equal to 50% of the net income earned from the sale of product incorporating the 5BARz technology will be payable. That royalty payment will be further divided on the basis of the ownership of the technology such that CelLynx Group Inc. will be entitled to 40% of that royalty stream as CelLynx Group Inc. holds a 40% interest in the underlying technology.

CelLynx Group Inc. will obtain required funding through the line of credit facility with 5BARz outlined herein. To date, 5BARz International Inc. has converted proceeds under the line of credit facility sufficient to obtain and maintain a 60% equity interest in CelLynx Group, Inc. It is the expectation of the Companies that this relationship will be maintained.

The Company has experienced significant downward pressure on its stock price as the result of conversions and sales of stock as disclosed herein, through convertible promissory note facilities. Once funded, the Company will not have a need to access further dilutive arrangements and existing convertible notes are expected to be settled.

Industry trends

The wireless industry is growing at unprecedented rates and is becoming an integral part of peoples lifestyles worldwide. Management of the Company maintain the position that once completed the 5BARz product line will play a very important role, in improving the user experience for wireless products by improving signal quality in the immediate vicinity of the user. The Company is working with cellular network operators to achieve an integration of their products once completed.

Economic Conditions, Challenges and Risks

The Company has undergone an extended period through which economic conditions have made it very difficult to source working capital for emerging technology Companies. Management is cautiously optimistic that era is beginning to change and that the ground work completed in the past years will yield near term rapid developments once sufficient operating capital is available. However the Company recognizes that it is participating in a very competitive environment and the challenges facing the Company in expanding into geographically diverse markets present a significant risk profile to the Company in achieving its business objectives.

On October 17, 2012, the Company announced that Mr. Norm Collins the CEO, Chairman, Director and sole Management had recently passed away and that Mr. Dwayne Yaretz would assume the role of Chief Executive Officer and Chief Financial Officer.  Mr. Dwayne Yaretz and Mr. Malcolm Burke will remain Directors of the Company.

New Management and the Board are working diligently to review historical matters with the goal to ameliorate the Company’s financial matters and strategies, taking into account the current business environment. As well, the Company will be working, on a collaborative basis, with 5BARz to best exploit the potential of our technology.

Results of Operations

Comparison of years ended September 30, 2012 and 2011

	Year ended September 30,
	2012	2011		$ Change		% Change

REVENUE	$-	$		$		0.0%

COST OF REVENUE	-					0.0%

GROSS PROFIT	-					0.0%

OPERATING EXPENSES	623,985		1,595,975		(971,990)	-60.9%

NON OPERATING INCOME	56,903		278,266		(221,363)	-79.5%

NET LOSS	$(567,082)		$(1,317,709)		$(750,627)	-56.9%

Revenue and Cost of Revenue

During the year ended September 30, 2012 and 2011, the Company generated no revenue.

Operating Expenses

Total operating expenses incurred for the year ended September 30, 2012 were $623,985 compared to $1,595,975 for the year ended September 30, 2011, which decreased by $971,990.  The significant decrease was due to a significant decrease in salaries, wages and consulting fees as well as facilities costs as both the engineering facilities and corporate offices were closed.

Non-Operating Income and Expenses

Total non-operating income generated for the year ended September 30, 2012 was $56,903 compared to $278,266 for the year ended September 30, 2011 which was a decrease of $221,363.  The difference was due to the increase in the beneficial conversion liability arising from the conversion of the 5BARz debt to a derivative security, offset by the gain on the sale of intangible assets of $1,485,513 during the period.

Liquidity and Capital Resources

Financial Condition

As of September 30, 2012, we had cash of ($284) and the Company had a working capital deficit of $4,418,370 compared to cash of $178 and a working capital deficit of $2,376,878 as of September 30, 2011. The decrease in working capital deficit is due the elimination of an amount due from 5BARz International Inc. in the amount of $1,200,651, which was paid in shares due to the amendment of the agreement between the parties. In addition, the accrued derivative liability increased some $1,385,282, due in the most part to the convertible debt issued to 5BArz International Inc.

During the year ended September 30, 2012, cash used in operating activities was $310,913. Cash used in operating activities consisted of a net loss of $567,082 adjusted for non-cash gain on the sale of intangible assets of $1,485,513 and the change in fair value of accrued beneficial conversion liability of $1,190,295 and increase in accounts payable of $285,558

Cash provided by financing activities was $310,451 for the year ended September 30, 2012, compared to $386,038 for the year ended September 30, 2011. During the year ended September 30, 2012, the Company received $65,000 from the proceeds of convertible debentures and $276,033 from the line of credit.  During the year ended September 30, 2011, the Company received $165,000 from convertible notes, and $221,038 from the line of credit. We have financed our operations from convertible notes and from our line of credit with 5BARz International Inc.

We anticipate raising an additional $1.4 million during the next six months through the Line of Credit Agreement, although there is no guarantee that such funds will be available.  There is no assurance that we will be able to raise the entire amount.

Going Concern

In our Annual Report on Form 10-K for the year ended September 30, 2012, our independent auditors included an explanatory paragraph in its report relating to our consolidated financial statements for the years ended September 30, 2012 and 2011, which states that we have incurred negative cash flows from operations since inception, and expect to incur additional losses in the future and have a substantial accumulated deficit. These conditions give rise to substantial doubt about our ability to continue as a going concern. Our ability to expand operations and generate additional revenue and our ability to obtain additional funding will determine our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have prepared our consolidated financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2012, we had an accumulated deficit of $17,196,353, negative cash flows from operations since inception, and expect to incur additional losses in the future as we continue to develop and grow our business. We have funded our losses primarily through the sale of common stock and warrants in private placements; borrowings from related parties and other investors; and revenue provided by the sales of our 5BARz unit. The further development of our business will require capital. Our operating expenses will consume a material amount of our cash resources.

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

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our financial position, results of operations, and cash flows. he following table summarizes our contractual obligations as of September 30, 2012, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

		Less than
Contractual obligations	Total	1 year	1-3 years

Notes Payable	$390,488	$390,488	$-
Line of credit	668,844	-	668,844

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

Impairment or Disposal of Long-lived Assets

The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of September 30, 2012 and 2011, there was no significant impairment of its long-lived assets.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred relate to underpayment of income tax are classified as income tax expense in the period incurred. No significant penalties or interest relating to income taxes have been incurred during the years ended September 30, 2012 and 2011.

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

None

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2012, and this assessment identified the following material weaknesses in the company’s internal control over financial reporting:

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

In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Because of the material weaknesses described in the preceding paragraph, Management believes that, as of September 30, 2012, the Company’s internal control over financial reporting was not effective based on those criteria.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the year ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Our current directors and executive officers, their ages, their respective offices and positions, and their respective dates of election or appointment are as follows:

Name	Age	Position	Date of Appointment
Dwayne Yaretz	52	Chief Executive Officer, Chief Financial Officer, Chairman of the Board	December 19, 2009
Malcolm P. Burke	68	Director	July 21, 2010

Norman W. Collins (Deceased)	73	Former: Chief Executive Officer, Chief Financial Officer, Chairman of the Board	July 21, 2010

 Dwayne Yaretz – Chief Executive Officer, Chairman of the Board

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

Malcolm P. Burke – Director

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

Norman W. Collins (Deceased) – Former Chief Executive Officer and Chairman of the Board

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

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of the copies of such forms furnished to the Company, or written representations that no reports were required, we believe that except as set forth below, for the fiscal year ended September 30, 2012, beneficial owners complied with Section 16(a) filing requirements applicable to them:

-	Mr. Collins received options in December 2010 for which a Form 4 has not yet been filed; and

-	Mr. Pickard received options in December 2010 for which a Form 4 has not yet been filed.

-	Mr. Collins received options in June 2012 for which a Form 4 has not yet been filed; and

-	Mr. Yaretz received options in June 2012 for which a Form 4 has not yet been filed; and

-	Mr. Burke received options in June 2012 for which a Form 4 has not yet been filed; and

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

Our board of directors consists of one independent directors, Mr. Burke, and one non-independent director, Mr. Yaretz. We have determined independence in accordance with definitions and criteria applicable under the NASDAQ rules. However, because the Company’s stock trades on the OTC Bulletin Board, the Company is not required to have independent directors.

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

Dwayne Yaretz, Chair and Malcolm P. Burke

ITEM 11. EXECUTIVE COMPENSATION

Summary of Compensation

Executive Compensation

The following summary compensation table reflects all compensation for fiscal years 2012 and 2011 received by CelLynx’s principal executive officer and two most highly compensated executive officers whose salary exceeded $100,000.

Summary Compensation Table

								Non- qualified
							Non-Equity	Deferred
				Stock	Option		Incentive Plan	Compensation	All Other
		Salary	Bonus	Awards	Awards		Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)		($)	($)	( $)	($)

Norm Collins, Chief Executive officer and Director (5) (6)	2011	160,000	-	-	-		-	-	-	160,000
	2012	135,000	-		3,433	(1)	-	-	-	138,433

Kevin Pickard, Chief Financial Officer	2011	131,500	-	-	-		-	-	-	131,500
	2012	7,500	-	-	-		-	-	-	7,500
Dwayne Yaretz, Chief Executive Officer and Director	2011		-	-	-		-	-	-
	2012		-	-	2,003	(1)	-	-	-	2,003
Malcolm Burke, Director (7)(8)	2011		-	-	-		-	-	-
	2012		-	-	1,717	(1)	-	-	-	1,717

(1)	The Company used the Black-Scholes option-pricing model to value the options. The assumptions used in calculating the fair value of options granted are as follows:

Expected life (years):	5
Risk-free interest rate:	4,28%
Expected volatility:	183%
Expected dividend yield:	0%

Outstanding Equity Awards

The following table sets forth certain information concerning stock and granted to our named executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS						STOCK AWARDS
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Norm Collins (1)	767,337	-	-	$0.0715	10/9/2013
	6,000,000			.00060	10/9/2013
Dwayne Yaretz	3,500,000			.00060	6/20/2017
Malcolm Burke	3,000,000			.00060	6/20/2017

(1) Options fully vested in September 2010.

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

Employment Agreements

N/A

Director Compensation

On July 15, 2008, CelLynx Inc. entered into an agreement with Mr. Norman W. Collins that granted Mr. Collins a stock option to purchase 610,000 shares of CelLynx-California’s common stock at an exercise price of $0.09 per share that vest 25% per year so long as Mr. Collins remains a director of CelLynx. Upon the closing of the Exchange Agreement, this option was exchanged for an option to purchase 767,337 shares of the Company's common stock at an exercise price of $0.0715 per share. Mr. Collins held his position until he passed on October 9, 2012. Pursuant to the terms of the option, the option is exercisable for a period of 1 year from the October , 9, 2012 date.

On June 20, 2012, the Board of Directors passed a resolution for the issuance of options to each of the Directors as follows;

Name	Number of Options	Exercise price	Date of expiry
Mr. Norm Collins	6,000,000	$0.0006	October 9, 2013*
Mr. Dwayne Yaretz	3,500,000	$0.0006	June 20, 2017
Mr. Malcolm Burke	3,000,000	$0.0006	June 20, 2017

•	The date of expiry of Mr. Collins option is set as one year from his date of death, pursuant to the terms of the option agreement.

On October 13, 2012 the Board of Directors of CelLynx Group, Inc. appointed Mr. Dwayne Yaretz as the Chief Executive Officer as well as the Chief Financial Officer for the Company. The compensation arrangements for Mr. Yaretz are comprised of a monthly fee of $10,000 per month, with such compensation to be deferred until such time as the Company has adequate working capital to pay the fees accrued to Mr. Yaretz.

Other than as described above, we do not pay any compensation to members of our board of directors for their service on the board. However, we intend to review and consider future proposals regarding board compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

Set forth in the table below is information regarding awards made through compensation plans or arrangements through September 30, 2012, the most recently completed fiscal year.

Security Ownership of Certain Beneficial Owners and Management

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name. Unless otherwise indicated, the address of each beneficial owner listed below is 25910 Acero, Suite 370, Mission Viejo, California 92691. The percentage of class beneficially owned set forth below is based on 1,457,498,001 shares outstanding as of January 14, 2012.

Name and Position	Number of Shares of Common Stock Beneficially Owned (1)	Percent of Shares of Common Stock Beneficially Owned (2)

Norman W. Collins, (Deceased) Prior Director (5)	3,583,130	.20%
Dwayne Yaretz, Director	998,400	*
Malcolm P. Burke, Director	-	*
All Executive Officers and Directors as a Group (4 persons)	5,964,500	.2%

* Less than 1%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding.

(2)	Percentage based upon 1,457,498,001 issued and outstanding shares of the Company’s capital stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

One of our directors, Malcolm Burke, is an independent director as that term is defined under NASDAQ Rules and Regulations. However, because the Company’s stock trades on the OTC Bulletin Board, the Company is not required to have independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the two most recently completed fiscal years ended September 30, 2012 and 2011, for professional services rendered by the principal accountant for the audit of the Corporation’s annual financial statements and review of the financial statements included our quarterly reports and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended September 30, 2012	Year Ended September 30, 2011
Audit Fees	$15,000	$27,500
Audit Related Fees	$-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$15,000	$27,500

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

A list of the financial statements of the Company filed as part of this Report can be found in the Index to Financial Statements on page F-1.

Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description
23.1*	REGISTERED AUDITOR'S CONSENT

31.1*	Section 302 Certification by the Corporation’s Chief Executive Officer *

31.2*	Section 302 Certification by the Corporation’s Chief Financial Officer *

32.1*	Section 906 Certification by the Corporation’s Chief Executive Officer *

32.2*	Section 906 Certification by the Corporation’s Chief Financial Officer *

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

THOMAS J. HARRIS

CERTIFIED PUBLIC ACCOUNTANT

3901 STONE WAY N., SUITE 202

SEATTLE, WA 98103

206.547.6050

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

CelLynx Group, Inc.

We have audited the accompanying balance sheets of CelLynx Group, Inc. (A Development Stage Company) as of September 30, 2012, and the related statements of income, stockholders’ equity and cash flows for the period then ended. The prior year was audited by other accountants and we accordingly express no opinion on them. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CelLynx Group, Inc. (A Development Stage Company) as of September 30, 2012 and the results of its operations and cash flows for the period then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #1 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note # 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Seattle, Washington

January 14, 2013

CELLYNX GROUP, INC.
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011

	September 30,	September 30,
	2012	2011

ASSETS
CURRENT ASSETS:
Cash	$(284)	$178
Accounts receivable	-	-
Other receivable		1,200,651
Prepaids and other current assets	-	20,090
TOTAL CURRENT ASSETS	(284)	1,220,919

EQUIPMENT, net	1,359	2,900
INTANGIBLE ASSETS, net	48,737	53,967
TOTAL ASSETS	$49,812	$1,277,786

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,890,211	$1,622,307
Accrued interest	69,346	51,692
Accrued derivative liabilities	1,487,568	102,286
Deferred gain	-	1,200,651
Line of credit net of debt discount of $88,371	580,473	241,038
Convertible promissory notes, net of debt discount of $18,868.68 and $29,533 as of September 30, 2012 and September 30, 2011, respectively	390,488	379,823
TOTAL CURRENT LIABILITIES	4,418,086	3,597,797

TOTAL LIABILITIES	4,418,086	3,597,797

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Series A preferred stock, $0.001 par value; 100,000,000 shares authorized; nil shares issued and outstanding	-	-
Common stock, $0.001 par value, 2,000,000,000 shares authorized; 1,457,498,081 and 195,991,082 shares issued and outstanding as of September 30, 2012 and September 30, 2011, respectively	1,457,498	195,991
Additional paid-in capital	13,170,581	14,113,270
Accumulated deficit	(17,196,353)	(16,629,272)
Treasury stock – shares held in 5BARz International Inc.	(450,000)
Accumulated other comprehensive income	(1,350,000)
Total stockholders' deficit	$(4,368,275)	$(2,320,011)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	49,812	1,277,786

The accompanying notes are an integral part of these consolidated financial statements.

CELLYNX GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED SEPTEMBER 30, 2012 AND 2011

	September 30, 2012	September 30, 2011

Net Revenue	$-	$-
Cost of Revenue	-	-
Gross profit	-	-
Operating expenses
Research and development	12,893	-
General and administrative	611,092	1,595,975
Total operating expenses	623,985	1,595,975

Loss from operations	$(623,985)	$(1,595,975)

Non-operating income (expense):
Interest and financing costs, net	(239,679)	(129,380)
Change in fair value of accrued beneficial conversion liability	(1,190,295)	647
Change in fair value of accrued warrant and options liability	(2,402)	167,696
Gain on settlement of debt	3,766	-
Gain on sale of intangible assets	1,485,513	239,303
Total non-operating income (expense), net	56,903	278,266

Net loss	$(567,082)	$(1,317,709)

Weighted average shares outstanding
Basic	710,515,971	185,193,816
Diluted	710,515,971	185,193,816
Loss per share :
Basic	$(0.0008)	$(0.01)
Diluted	(0.0008)	(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

CELLYNX GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

								Total
	Preferred Stock		Common Stock		Additional Paid-	Accumulated Other	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	in Capital	Comprehensive Income	Deficit	Deficit

Issuance of common stock for promissory note	-	-	37,500	38	4,208		-	4,246
Issuance of warrants for consulting services	-	-	-	-	118,382		-	118,382
Issuance of common stock for accounting services	-	-	400,000	400	71,600		-	72,000
Issuance of common stock for consulting services	-	-	3,970,908	3,971	722,628		-	726,599
Issuance of common stock for cash	-	-	6,845,000	6,844	706,156		-	713,000
Net loss	-	-	-	-	-		(3,978,762)	(3,978,762)
Balance, September 30, 2009	-	$-	137,379,397	$137,379	$10,501,965		$(11,674,210)	$(1,034,866)

Conversion of convertible note payable to common stock	-	-	6,290,792	6,291	134,532		-	140,823
Stock based compensation for employees and consultants	-	-	-	-	1,060,170		-	1,060,170
Issuance of warrants for consulting services	-	-	-	-	327,087		-	327,087
Issuance of common stock for consulting services	-	-	4,445,486	4,445	696,671		-	701,116
Issuance of common stock for cash	-	-	23,636,897	23,637	1,487,064		-	1,510,701
Reclassification of beneficial conversion liability to equity	-	-	-	-	(59,964)		-	(59,964)
Reclassification of warrant liability to equity	-	-	-	-	(635,537)		-	(635,537)
Net loss	-	-	-	-	-		(3,637,353)	(3,637,353)
Balance, September 30, 2010	-	$-	171,752,572	$171,752	$13,511,988		$(15,311,563)	$(1,627,823)

Conversion of convertible note payable to common stock	-	-	10,192,539	10,193	94,985		-	105,178
Cancellation of options and issuance of shares	-	-	14,045,971	14,046	227,902		-	241,948
Fair value of share based compensation for employees and consultants	-	-	-	-	278,395		-	278,395
Net loss	-	-	-	-	-		(1,317,709)	(1,317,709)
Balance, September 30, 2011	-	$-	195,991,082	$195,991	$14,113,270		$(16,629,272)	$(2,320,011)

Conversion of convertible note payable to common stock	-	-		1,261,507	(942,689)		-	318,818
Other comprehensive income (loss)						(1,350,000)
Net loss	-	-	-	-	-		(567,082)	(567,082)
Balance, September 30, 2012	-	$-	195,991,082	$1,457,498	$13,170,581	$(1,350,000)	(17,196,354)	$(3,918,275)

The accompanying notes are an integral part of these consolidated financial statements

CELLYNX GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED SEPTEMBER 30, 2012 AND 2011

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(567,082)	$(1,317,709)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,588	6,946
Stock issued for services	-	241,948
Note payable issued for services	50,000	-
Stock compensation expense for options issued to employees and consultants	79,618	278,395
Change in fair value of accrued beneficial conversion liability	1,190,295	(647)
Change in fair value of accrued warrant and option liability	2,402	(167,696)
Gain on sale of intangible assets	(1,485,513)	(239,303)
Amortization of debt discount	114,897	101,730
Gain on settlement of debt	(3,766)	-
Changes in operating assets and liabilities:
Change in accounts receivable	-	1,925
Change in inventory	-	30,212
Change in other assets	20,090	145,321
Change in accounts payable, accrued expenses and accrued interest	285,558	227,068
Net cash used in operating activities	(310,913)	(691,810)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of intangible assets	-	299,349
Net cash used in investing activities	0	299,349

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of shareholders convertible notes	(30,582)	-
Proceeds from issuance of convertible notes	65,000	165,000
Proceeds from line of credit	276,033	221,038
Net cash provided by financing activities	310,451	386,038

NET DECREASE IN CASH	(462)	(6,423)

CASH, BEGINNING OF PERIOD	178	6,601

CASH, END OF PERIOD	$(284)	$178

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING:
Conversion of convertible note payable to common stock	$239,200	$73,000
Deferred revenue from sale of intangible assets	-	1,200,651

The accompanying notes are an integral part of these consolidated financial statements.

CELLYNX GROUP, INC.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2012 and 2011

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

Going Concern and Exiting Development Stage

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity and debt financing to continue operations and to generate sustainable revenue. There is no guarantee that the Company will be able to raise adequate equity or debt financing or generate profitable operations. For the year ended September 30, 2012, the Company incurred a net loss of $567,082. As of September 30, 2012, the Company had an accumulated deficit of $17,196,354. Further, as of September 30, 2012 and 2011, the Company had negative working capital of $4,018,370 and $2,376,878, respectively, and had negative cash flows from operations of $623,985 and $1,595,975 for the years ended September 30, 2012 and 2011, respectively. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management intends to raise additional funds through equity or debt financing and to generate cash from the sale of the Company’s products and from license fees as further described below.

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

Other Receivable

Other receivables were amounts due from the sale of 50% of the Company’s intangible assets.

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

Concentration of Credit Risk

Cash includes deposits in accounts maintained at financial institutions.  Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. As of September 30, 2012 and 2011, the Company did not have any deposits in excess of federally-insured limits.  To date, the Company has not experienced any losses in such accounts.

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

Impairment or Disposal of Long-lived Assets

The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of September 30, 2012, and September 30, 2011, there was no significant impairment of its long-lived assets.

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

The Company’s warrant liability is carried at fair value totaling $8,354 and $6,160, as of September 30, 2012 and 2011, respectively.  The Company’s conversion option liability is carried at fair value totaling $1,479,204 and $96,126 as of September 30, 2012 and 2011, respectively.  The Company used Level 2 inputs for its valuation methodology for the warrant liability and conversion option liability as their fair values were determined by using the Black-Scholes option pricing model using the following assumptions:

September 30, 2012
Annual dividend yield	-
Expected life (years)	0.25 – 4.75
Risk-free interest rate	0.01% -0.81%
Expected volatility	183%

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

At September 30, 2012, the Company identified the following assets and liabilities that are required to be presented on the balance sheet at fair value:

	Fair Value	Fair Value Measurements at
	As of	September 30, 2011
	September 30, 2012	Using Fair Value Hierarchy
Liabilities	Level 1	Level 1	Level 2	Level 3
Warrant liability	$8,364	-	$8,364	-
Conversion option liability	1,479,204	-	1,479,204	-
Total accrued derivative liabilities	$1,487,568	-	$1,487,568	-

For the year ended September 30, 2012, the Company recognized a gain of $2,402 for the change in the fair value of accrued warrant liability and the Company recognized a loss of $1,190,295 for the change in fair value of accrued beneficial conversion liability, respectively.  For the year ended September 30, 2011, the Company recognized a gain of $167,696 for the change in the fair value of accrued warrant liability and $647 for the change in fair value of accrued beneficial conversion liability.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s consolidated financial statements. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. No significant penalties or interest relating to income taxes were incurred during the years ended September 30, 2012 and 2011.

Basic and Diluted Net Loss Per Share

The Company reports loss per share in accordance with the ASC Topic 260, “Earnings-Per-Share.” Basic-earnings per-share is based upon the weighted average number of common shares outstanding. Diluted-earnings-per-share is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised.  Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period, plus the potential dilutive effect of common shares issuable upon exercise or conversion of outstanding stock options and warrants during the period. Due to the net loss for the years ended September 30, 2012 and 2011, none of the potential dilutive securities have been included in the calculation of dilutive earning per share because their effect would be anti-dilutive.

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

Note 3 – Equipment

Equipment consisted of the following at September 30, 2012 and 2011:

	September 30,	September 30,
	2012	2011
Office furniture and equipment	$9,879	$9,879
Computer equipment	8,930	8,930
	18,809	18,809
Accumulated depreciation	(17,450)	(15,909)
Equipment, net	$1,359	$2,900

The Company recorded depreciation expense of $2,588 and $3,187 for the years ended September 30, 2012 and 2011.

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

Intangible assets consist of the following:

	September 30,	September 30,
	2012	2011
Patents	$46,862	$49,586
Trademarks	4,995	6,243
Licensing rights	4,214	4,214
	56,071	60,043
Accumulated Amortization	(7,334)	(6,076)
Intangibles, net	$48,737	$53,967

The Company recorded amortization expense related to the intangible assets of $2,092 and $1,554 for the years ended September 30, 2012 and 2011, respectively.

The following table summarizes the amortization for the above intangible assets over the next 3 years and thereafter:

Years ended September 30,	Amount
2013	$2,092
2014	2,092
2015	2,092
$6,276

Convertible Promissory Note Issued August 15, 2006

On August 15, 2006, the Company issued a secured promissory note (the “August 2006 Note”) for $250,000 to an unrelated entity (the “Holder”). On November 10, 2007, the August 2006 Note was amended (the “Amended Note”).  At the date of the amendment, the Company was obligated to pay to the Holder $262,356 which represented the principal and accrued interest, and the Holder was entitled to purchase shares of the Company’s securities pursuant to a Warrant to Purchase Common Stock dated August 15, 2006 (“August 2006 Warrant”). In contemplation of the completion of the reverse merger, the Company and the Holder reached an agreement whereby this Amended Note superseded the August 2006 Note and canceled the August 2006 Warrant. The principal amount of the Amended Note is $262,356, is unsecured and is convertible into 6,340,029 shares of common stock of the Company and bears interest at 4% per annum, computed on the basis of the actual number of days elapsed and a year of 365 days. All unpaid principal, together with the accrued but unpaid interest was due and payable upon the earlier of (i) November 9, 2010, at the written request of the Holder to the Company, or (ii) the occurrence of an event of default.  At the date of amendment, the Company determined that the Amended Note had a beneficial conversion feature with a fair value of $767,047. The Company recorded a debt discount of $262,356 and expensed as financing costs the $504,691 of the beneficial conversion feature that exceeded the principal balance. The Company did not pay the note per the terms of the agreement and as of September 30, 2011, the total unpaid principal balance and accrued interest is $262,356 and $51,321, respectively.

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

On various days during the six months ended March 31, 2011, Asher converted the $55,000 note for 3,763,967 shares of the Company’s common stock.  .

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

Asher converted the $40,000 note for 25,326,008 shares of the Company’s common stock, completing on November 17, 2011.

.

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

The note was paid by the conversion into 225,942,808 common shares over various days completing April 12, 2012.

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

The note was paid in full by conversion into 180,000,000 shares, over various days completing May 4, 2012.

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

`

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

Asher Convertible Promissory Note Issued January 10, 2012

On January 10, 2012, the Company entered into a Securities Purchase Agreement (the “SPA”) with an unrelated holder, in connection with the purchase by Holder of a Convertible Promissory Note in the principle amount of $15,000, filed herein as Exhibit 10.33. On July 9, 2012, the Company paid $31,582 in full settlement of the note principle, accrued interest and prepayment penalty for a convertible note that had been entered into on January 10, 2012 in the principle amount of $15,000.

Asher Convertible Promissory Note Issued May 24, 2012

On May 24, 2012, the Company entered into a Securities Purchase Agreement (the “SPA”) with an unrelated holder, in connection with the purchase by Holder of a Convertible Promissory Note in the principle amount of $37,500, filed herein as Exhibit 10.35.

Asher Convertible Promissory Note Issued August 14, 2012

On August 14, 2012, the Company entered into a Securities Purchase Agreement (the “SPA”) with an unrelated holder, in connection with the purchase by Holder of a Convertible Promissory Note in the principle amount of $12,500, filed herein as Exhibit 10.36.

We received the funds on September 21, 2012. Pursuant to the Note, Asher loaned to the Company the principal amount of $12,500. The Note bears interest at a rate of 8%, and due on May 16, 2013, (the “Due Date”). Asher may convert principal and unpaid interest on the note into shares of the Company’s common stock, with the number of shares issuable determined by dividing the amount to be converted by the conversion price (the “Conversion Price”) which is equal to 51% of the average of the three lowest trading prices of the Company’s common stock over the ten trading days prior to the date of the conversion. Asher is prohibited under the Note from converting amounts if principal and interest that would result in Asher receiving shares, which when combined with shares of the Company’s common stock held by Asher, would result in Asher holding more than 4.99% of the Company’s then-outstanding common stock. No registration rights were granted in connection with the purchase of the Note, and the shares of common stock, if any, issued upon conversion, will be restricted securities as defined pursuant to the terms of Rule 144.

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

Pursuant to the SPA, the Company agreed to grant to Asher a right of first refusal for any subsequent transactions occurring during the twelve month period following the Closing Date, which was defined as September 21, 2013. The right of first refusal does not apply to any transactions in excess of $250,000.

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

As of September 30, 2012, the Company has notes outstanding to Asher in the amount of $12,500 plus accrued interest.  That amount plus interest is expected to be converted into shares in accordance with the Convertible Notes referred to above.

The Company recorded interest expense relating to the convertible promissory notes of $35,063 and $25,049 for the years ended September 30, 2012 and 2011, respectively.

The Company amortized $114,897 and $101,730 of the debt discount for the years ended September 30, 2012 and 2011, respectively.

The following table summarizes the convertible promissory notes at September 30, 2012 and September 30, 2011:

	September 30,	September 30,
	2012	2011

Issued August 2006, amended November 2007	$262,356	$262,356
Issued through September 30, 2011	220,000	220,000
Issued during fiscal year 2012	115,000
Less amounts converted	(170,000)	(73,000)
Less principle amount paid off	(15,000)
Less: Debt discount	(21,868)	(29,533)
Convertible promissory notes, net	$390,488	$379,823

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

The Company recorded amortization expense related to the licensing agreement of $632 and $632 for the years ended September 30, 2012 and 2011, respectively.

Note 6 - Consulting Agreement

On January 15, 2010, the Company entered into a consulting agreement with Seahawk Capital Partners, Inc.  The Company issued 1,000,000 shares of Company restricted stock and 2,000,000 warrants upon signing of agreement.  In addition, the Company agreed to issue an additional 50,000 shares of restricted Company stock.

The exercise prices of the warrants are as follows and expire December 1, 2012:

Number of	Exercise
Warrants Issued	Price
285,714	$0.10 per share
285,714	$0.75 per share
285,714	$01.5 per share
285,714	$2.00 per share
285,714	$3.00 per share
285,714	$3.50 per share
285,716	$4.00 per share
2,000,000

Note 7 - 5BARz Agreement

On March 29, 2012, the Company and 5BARz International, Inc. entered into a definitive set of agreements which super cede all previous agreements and amendments thereto. As a result of those agreements, the following arrangements between the Companies was established;

(i)             5BARz International, Inc. acquired a 60% interest in the patents and trademarks held by CelLynx Group Inc., referred to as the “5BARz™” technology. That interest in the technology was acquired for proceeds comprised of 9,000,000 shares of the common stock of the Company, valued at the date of acquisition at $0.20 per share or $1,800,000 USD. The acquisition agreement also clarified that the ownership interest in the “5BARz™” technology does represent that proportionate interest in income earned from the intellectual property. This acquisition of intellectual property represents an amendment to an original acquisition of a 50% interest in the CelLynx intellectual property for debt of $1,500,000 established on October 5, 2010.

(ii)             5BARz International, Inc. agreed to make available to CelLynx Group, Inc. a revolving line of credit facility in the amount of $2.2 million dollars of which $668,844 is the net amount advanced as of September 30, 2012. In addition, advances in the amount of an additional $139,700 had been made under the terms of the revolving line of credit, and was repaid by conversion of such amount into shares. As a result aggregate advances under the line of credit have been $808,544. This revolving line of credit facility expires on October 5, 2013. Under the terms of the line of credit facility, the Company has the right to convert amounts due under the facility into common stock of CelLynx, at a conversion rate which is the lesser of a fixed conversion rate of $0.00015 per share or a variable rate which is calculated at 25% of the average lowest three closing bid prices of the CelLynx Group, Inc. common stock for a period which is ten (10) days prior to the date of conversion. At March 31, 2012, the Company converted an initial $78,500 of the amount due under the revolving line of credit facility for 350,000,000 shares of the capital stock of CelLynx Group, Inc. As a result, CelLynx became a consolidated subsidiary of 5BARz International Inc., on March 29, 2012,with a 60% interest in the Company. Subsequent conversions aggregating $61,200 have been made to maintain the 5BARz International Inc. ownership interest at 60%.

(iii)             Pursuant to the Master Global Marketing and Distribution agreement between 5BARz International Inc. and CelLynx Group, Inc., 5BARz International, Inc. was obligated to pay to CelLynx Group, Inc. a royalty fee amounting to 50% of the Company’s Net Earnings. That fee would be paid on a quarterly basis, payable in cash or immediately available funds and shall be due and payable not later than 45 days following the end of each calendar quarter of the year. The asset acquisition agreement amendment referred to herein specified that the royalties would be paid in relation to the ownership of the intellectual property.

Note 8 – Stockholders’ Equity

During fiscal year ended September 30, 2012 the following issuance of common stock, par value $0.001 per share was issued upon conversion of convertible promissory notes by Asher Enterprises, Inc.

Date	Number of shares issued	Principle/Interest Converted	Conversion rate
January 20, 2012	11,333,333	$1,700	$0.00015
February 21, 2012	12,000,000	$1,800	$0.00015
March 2, 2012	12,000,000	$1,800	$0.00015
March 9, 2012	12,000,000	$1,800	$0.00015
March 14, 2012	12,000,000	$1,800	$0.00015
March 16, 2012	12,000,000	$1,800	$0.00015
March 21, 2012	12,000,000	$1,800	$0.00015
March 27, 2012	12,000,000	$1,800	$0.00015
March 28, 2012	12,000,000	$1,800	$0.00015
March 29, 2012	15,333,333	$2,300	$0.00015
April 2, 2012	15,333,333	$2,300	$0.00015
April 4, 2012	18,000,000	$2,700	$0.00015
April 5, 2012	18,000,000	$2,700	$0.00015
April 10, 2012	18,000,000	$2,700	$0.00015
April 12, 2012	19,333,333	$2,900	$0.00015
April 16, 2012	23,333,333	$3,500	$0.00015
April 18, 2012	23,333,333	$3,500	$0.00015
April 21, 2012	23,333,333	$3,500	$0.00015
April 23, 2012	23,333,333	$3,500	$0.00015
April 26, 2012	23,333,333	$3,500	$0.00015
May 1, 2012	22,666,667	$3,400	$0.00015
May 3, 2012	23,333,333	$3,500	$0.00015
May 4, 2012	17,333,333	$2,600	$0.00015
May 8, 2012	30,000,000	$4,500	$0.00015
May 22, 2012	15,333,334	$2,300	$0.00015

In each issuance above, the shares of common stock were issued without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder.

Stock Options

At September 30, 2012 CelLynx Group Inc. has the following Options and Warrants outstanding.

The number and weighted average exercise prices of all options outstanding as of September 30, 2012, are as follows:

Options Exercisable
			Weighted
		Weighted	Average
	Number	Average	Remaining
Range of	Outstanding as of	Exercise	Contractual Life
Exercise Price	September 30, 2012	Price	(Years)
$$.0006	12,500,000.0006		4.72
$0.001	2,500,000	0.001	2.44
$0.10 – 0.25	21,554,757	0.17	0.20
$0.26-4.00	2,000,000	2.00	0.17
	38,554,757

Warrants

The following table summarizes the warrant activity:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Life (in years)	Value
Outstanding, December 31, 2011	42,514,757	0.12
Granted	-	-
Exercised	-	-
Expired	10,060,000	-
Outstanding, September 30, 2012	32,454,757	$0.275	.88	$–
Exercisable, September 30, 2012	32,454,757	$0.27	.88	$–

Note 9 - Commitments and Contingencies

Operating Leases

The Company has terminated all operating leases. See litigation.

Litigation

As earlier reported in the Company’s Form 10K and 10Q, the Company was a Defendant in an action brought by Dolphinshire L.P. regarding its office space in Mission Viejo, CA. That action has since been dismissed. Dolphinshire L.P., a California limited partnership v. CelLynx Group, Inc., a Nevada corporation and Does 1-10, Superior Court of California, Orange County, Case No. 00521213. On November 8, 2011, plaintiff brought suit against the Company for unlawful detainer of offices located at 25910 Acero, Suite 370, Mission Viejo, CA 92691 pursuant to a lease agreement, seeking an unspecified amount of damages not to exceed $25,000. The Company has engaged in settlement negotiations with the plaintiff and management expected to settle before eviction. The Company has since, by agreement, vacated the leased premises and continues to negotiate a payout of past due rent and penalties and has moved the general office to 4014 Calle Isabella, San Clemente, CA 92672.

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

Note 10 – Taxes

The Company has provided no current income taxes due to the losses incurred from October 11, 2005 (date of inception), through September 30, 2012. Net operating losses of approximately $7,200,000 at September 30, 2012, are available for carryover. The net operating losses will expire from 2022 through 2026. The Company has provided a 100% valuation allowance for the deferred tax benefit resulting from the net operating loss carryover due to our limited operating history. In addressing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. When we demonstrate a history of profitable operation, we will reduce our valuation allowance at that time.

A reconciliation of the statutory Federal income tax rate and the effective income tax rate for the years ended September 30, 2012 and 2011 follows:

	September 30,		September 30,
	2012		2011
Statutory federal income tax rate	(34%	)	(34%	)
State income taxes (benefit), net of federal taxes	(6%	)	(6%	)
Equity instruments issued for compensation/services	16%		16%
Change in derivative liabilities	(5%	)	(5%	)
Non-cash financing costs	(3%	)	(3%	)
Valuation allowance	32%		32%
Effective income tax rate	—		—

The significant components of deferred tax assets and liabilities are as follows:

	September 30,	September 30,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$7,200,000	$2,931,884
Valuation allowance	(7,200,000)	(2,931,884)
Net deferred tax assets	$–	$–

Note 11 – Related Party Transactions

On June 20, 2012, the Board of Directors passed a resolution for the issuance of options to each of the Directors as follows;

Name	Number of Options	Exercise price	Date of expiry
Mr. Norm Collins	6,000,000	$0.0006	October 9, 2013
Mr. Dwayne Yaretz	3,500,000	$0.0006	June 20, 2017
Mr. Malcolm Burke	3,000,000	$0.0006	June 20, 2017

Subsequent to the acquisition of a 60% interest in CelLynx Group, Inc. by 5BARz International Inc., on April 13, 2012 5BARz converted $7,700 for 51,333,333 shares of CelLynx Group, Inc. common stock and on May 15, 2012 5BArz Interantional Inc. converted $58,500 for 390,000,000 shares of CelLynx Group, Inc. common stock. These conversions made by 5BArz International Inc. maintain the equity interst held in CelLynx Group, Inc on or around 60% as CelLynx experisnces dilution from sales of shares to third parties.

Note 12 – Subsequent Events

The Company has evaluated all subsequent events that occurred up to the time of the Company's issuance of its financial statements.

Departure of Director

Mr. Norm Collins, Sr., who has served as a Director on the CelLynx Group, Inc., Board of Directors, since July 2008, and as the Chairman of the Board, since July 2010, has recently passed away. As a result, the Company held a Board of Directors meeting on October 13, 2012 to formally end Mr. Collins term of service with the Company. At that date, in addition to his Directorship, Mr. Collins acted as the interim Chief Executive Officer for the Company as well as the Chief Financial Officer. Further, Mr. Collins served on a committee of the Board of Directors, to search for a new CEO for the Company. On October 17, 2012, the Company issued a press release announcing the fact that Mr. Norm Collins, Sr. had passed away, and the loss of Mr. Collins as a valued director and officer of CelLynx Group, Inc.

Appointment of Certain Officers

On October 13, 2012 the Board of Directors of CelLynx Group, Inc. appointed Mr. Dwayne Yaretz as the Chief Executive Officer as well as the Chief Financial Officer for the Company. Mr. Yaretz has been a Director of CelLynx Group, Inc. since December 19, 2009. Mr. Yaretz has also been a member of a Committee set up July 15, 2010, to search for a Chief Executive Officer for the Company.

The compensation arrangements for Mr. Yaretz are comprised of a monthly fee of $10,000 per month, with such compensation to be deferred until such time as the Company has adequate working capital to pay the fees accrued to Mr. Yaretz.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELLYNX GROUP, INC.

Dated: January 15, 2013	By:	s/ Dwayne Yaretz
Dwayne Yaretz
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

By: s/ Dwayne Yaretz	Chairman of the Board, Chief Executive Officer (Principal Executive Officer) and CFO (Chief Financial Officer)	January 15, 2013
Dwayne Yaretz

By: s/ Malcolm P. Burke	Director	January 15, 2013
Malcolm P. Burke