Form 10-Q
period 2012-12-31
CelLynx Group, Inc.
filed 2013-02-19
CIK 1067286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended DECEMBER 31, 2012
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date: The total shares outstanding for this company is 1,457,498,001 shares outstanding as of February 14, 2013.

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CELLYNX GROUP, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2012 AND SEPTEMBER 30, 2012

	December 31,	September 30,
	2012	2012
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$14	$(284)
TOTAL CURRENT ASSETS	14	(284)

EQUIPMENT, net	982	1,359
INTANGIBLE ASSETS, net	48,473	48,737
TOTAL ASSETS	$49,469	$49,812

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,999,475	$1,890,212
Accrued interest	143,788	69,346
Accrued derivative liabilities	367,530	1,487,568
Line of credit net of debt discount of $63,775	598,333	580,473
Convertible promissory notes, net of debt discount of $2,855 and $18,868 as of December 31, 2012 and September 30, 2012, respectively	406,501	390,488
TOTAL CURRENT LIABILITIES	3,515,627	4,418,087

TOTAL LIABILITIES	3,515,627	4,418,087

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' DEFICIT:
Series A preferred stock, $0.001 par value; 100,000,000 shares authorized; nil shares issued and outstanding	-	-
Common stock, $0.001 par value, 2,000,000,000 shares authorized; 1,457,498,001 shares issued and outstanding as of December 31, 2012 and September 30, 2012	1,457,498	1,457,498
Additional paid-in capital	13,170,581	13,170,581
Accumulated deficit	(16,294,237)	(17,196,354)
Treasury stock	(459,000)	(450,000)
Accumulated other comprehensive income	(1,341,000)	(1,350,000)
Total stockholders’ deficit	$(3,466,158)	$(4,368,275)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$49,469	$49,812

The accompanying notes are an integral part of these consolidated financial statements.

CELLYNX GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

	Three Months Ended
	December 31, 2012	December 31, 2011
	(unaudited)	(unaudited)

Net Revenue	$-	$-
Cost of Revenue	-	-
Gross profit	-	-
Operating expenses
Research and development	39,000	-
General and administrative	138,312	155,504
Total operating expenses	177,312	155,504

Loss from operations	$(177,312)	$(155,504)

Non-operating income (expense):
Interest and financing costs, net	(40,609)	(40,465)
Change in fair value of accrued beneficial conversion liability,	1,119,991	26,016
Change in fair value of accrued warrant and options liability	47	2,718
Gain on sale of intangible assets	-	2,950
Total non-operating income (expense), net	1,079,429	(8,781)

Net income (loss)	$902,116	$(164,285)

Weighted average shares outstanding
Basic	1,457,498,081	212,006,020
Diluted	2,000,000,000	212,006,020
Loss per share :
Basic	$0.0006	$(0.0011)
Diluted	0.0005	(0.0011)

CELLYNX GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

	Three Months Ended
	December 31, 2012	December31, 2011
	(unaudited)	(unaudited)

Net Income	$902,116	$(164,285)
Other comprehensive income (loss)
Net unrealized gain on investment	9,000	—
Comprehensive income (loss)	$911,116	(164,285)

The accompanying notes are an integral part of these consolidated financial statements.

CELLYNX GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

2012	2011
(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$902,116	$(164,285)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	641	839
Stock issued for services	-	39,809
Change in fair value of accrued beneficial conversion liability	(1,119,991)	(26,016)
Change in fair value of accrued warrant and option liability	(47)	(2,718)
Amortization of debt discount	40,609	25,379
Changes in operating assets and liabilities:
Change in other assets	-	20,090
Change in accounts payable, accrued expenses and interest	170,573	101,213
Net	cash used in operating activities	(6,099)	(5,689)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in intangible assets	-	(3,436)
Net cash used in investing activities	0	(3,436)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	6,397	9,114
Net cash provided by financing activities	6,397	9,114

NET INCREASE (DECREASE) IN CASH	298	(11)

CASH, BEGINNING OF PERIOD	(284)	178

CASH, END OF PERIOD	$14	$167

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING:
Conversion of convertible note payable to common stock	$-	$34,500
The accompanying notes are an integral part of these consolidated financial statements.

CELLYNX GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(Unaudited)

Note 1 – Organization and Basis of Presentation

The unaudited consolidated financial statements have been prepared by CelLynx Group, Inc., formerly known as NorPac Technologies, Inc. (hereinafter referred to as “CelLynx” or the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results for the three months ended December 31, 2012, are not necessarily indicative of the results to be expected for the full year ending September 30, 2013.

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

CELLYNX GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

CELLYNX GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(Unaudited)

Going Concern and Exiting Development Stage

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity and debt financing to continue operations and to generate sustainable revenue. There is no guarantee that the Company will be able to raise adequate equity or debt financing or generate profitable operations. For the three months ended December 31, 2012, the Company incurred a net loss from operations of $177,312. As of December 31, 2012, the Company had an accumulated deficit of $16,294,237. Further, as of December 31, 2012 and September 30, 2012, the Company had negative working capital of $3,515,613 and $4,418,370, respectively. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management intends to raise additional funds through equity or debt financing and to generate cash from the sale of the Company’s products and from license fees as further described below.

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

DECEMBER 31, 2012

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

Accounts Receivable

The Company maintains reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded based on the Company’s historical collection history. Receivables are written off when they are determined to be uncollectible. As of December 31, 2012, the Company determined that allowance for bad debt was not necessary.

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

DECEMBER 31, 2012

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

Impairment or Disposal of Long- lived Assets

The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long -lived assets. ASC 360 requires impairment losses to be recorded on long - lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long -lived assets. Loss on long- lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of December 31, 2012 and September 30, 2012, there was no significant impairment of its long -lived assets.

CELLYNX GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

The Company’s warrant & option liability is carried at fair value totaling $8,281 and $8,364, as of December 31, 2012 and September 30, 2012, respectively. The Company’s conversion option liability is carried at fair value totaling $359,015 and $1,479,204 as of December 31, 2012 and September 30, 2012, respectively. The Company used Level 2 inputs for its valuation methodology for the warrant liability and conversion option liability as their fair values were determined by using the Black-Scholes option pricing model using the following assumptions:

December 31, 2012
Annual dividend yield	—
Expected life (years)	0.55 – 5.0
Risk-free interest rate	0.45% - 0.81%
Expected volatility	183%

CELLYNX GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

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

At December 31, 2012, the Company identified the following assets and liabilities that are required to be presented on the balance sheet at fair value:

	Fair Value As of December 31, 2012	Fair Value Measurements at December 31, 2012 Using Fair Value Hierarchy
Liabilities	Level 1	Level 2	Level 3
Warrant & option liability	$8,515	$8,515
Conversion option liability	$359,015	$359,015
Total accrued derivative liabilities	$367,530	$367,530

For the three months ended December 31, 2012, the Company recognized a gain (loss) of $47 for the change in the fair value of accrued option and warrant liability and the Company recognized a gain of $1,119,990 for the change in fair value of accrued beneficial conversion liability, respectively.

The Company did not identify any other non-recurring assets and liabilities that are required to be presented in the consolidated balance sheets at fair value in accordance with ASC 825.

CELLYNX GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s consolidated financial statements. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. No significant penalties or interest relating to income taxes have been incurred during the three months ended December 31, 2012 and 2011.

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

CELLYNX GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

CELLYNX GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

Note 3 – Equipment

Equipment consisted of the following at December 31, 2012 and September 30, 2012:

	December 31, 2012	September 30, 2012
Office furniture and equipment	$9,879	$9,879
Computer equipment	8,930	8,930
	$18,809	$18,809
Accumulated depreciation	(17,827)	(17,450)
Equipment, net	$982	$1,359

The Company recorded depreciation expense of $377 for the three ended December 31, 2012 and 2011.

CELLYNX GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

Intangible assets consist of the following:

	December 31, 2012	September 30, 2012
Patents	$46,862	$46,862
Trademarks	4,995	4,995
Licensing rights	4,214	4,214
	56,071	56,071
Accumulated Amortization	(7,597)	(7,334)
Intangibles, net	$48,474	$48,737

Amortization on patents will be calculated from the date that the patents are issued and that the Company commences its initial substantive revenue based upon those intangible assets. Amortization expense of $264 was charged on intangible assets for the three months ended December 31, 2012 and 2011.

Note 5 – Convertible Promissory Notes

Convertible Promissory Note Issued April 5, 2011 – Related Party

On April 5, 2011, the Company entered into a Securities Purchase Agreement (the “SPA”) with one of its directors, Mr. Dwayne Yaretz (“Holder”), in connection with the purchase of a Convertible Promissory Note (the Note).

Pursuant to the Note, the Company received the principal amount of $50,000. The Note bears interest at a rate of 8%, and was due on January 5, 2012. Holder may convert principal and unpaid interest on the note into shares of the Company’s common stock, with the number of shares issuable determined by dividing the amount to be converted by the conversion price which is equal to 63% of the average of the three lowest trading prices of the Company’s common stock over the ten trading days prior to the date of the conversion. Holder is prohibited under the Note from converting amounts if principal and interest that would result in Holder receiving shares, which when combined with shares of the Company’s common stock held, would result in Holder owning more than 4.99% of the Company’s then-outstanding common stock. No registration rights were granted in connection with the purchase of the Note, and the shares of common stock, if any, issued upon conversion, will be restricted securities as defined pursuant to the terms of Rule 144.

CELLYNX GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

The Company had the right to pre-pay the Note during the first 180 days following the date of the Note by paying to Holder 150% of the then-outstanding principal amount and any accrued and unpaid interest, penalties, or other amounts owing.

The Company determined that the Note contained a beneficial conversion feature because the conversion rate is a factor less than the share price. The note and accrued interest of $56,970 remain outstanding at December 31, 2012.

Convertible Promissory Note Issued January 5, 2012 – Former Related Party

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

CELLYNX GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(Unaudited)

The Company has the right to pre-pay the Note during the first 180 days following the date of the Note by paying to Holder 150% of the then-outstanding principal amount and any accrued and unpaid interest, penalties, or other amounts owing.

The Company determined that the Note contained a beneficial conversion feature because the conversion rate is a factor less than the share price. At December 31, 2012, $53,956 of principle plus accrued interest remains outstanding.

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

The Company had the right to pre-pay the Note during the first 180 days following the date of the Note by paying to Holder 150% of the then- outstanding principal amount and any accrued and unpaid interest, penalties, or other amounts owing.

The Company determined that the Note contained a beneficial conversion feature because the conversion rate is a factor less than the share price. At December 31, 2012, $39,316 of principle plus accrued interest remains outstanding.

CELLYNX GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(Unaudited)

 Convertible Promissory Note Issued September 12, 2012

On September 12, 2012, the Company entered into a Securities Purchase Agreement (the “SPA”) with an unrelated holder, in connection with the purchase by Holder of a Convertible Promissory Note in the principle amount of $12,500. The September 2012 note bears interest at a rate of 8%, and is due on June 12, 2013. Pursuant to the terms of the note, the principle and accrued interest may be converted into shares of the Company’s common stock, with the number of shares issuable calculated at a variable rate calculated by dividing the amount to be converted by the conversion price which is equal to 51% of the average of the three lowest trading prices of the Company’s common stock over the ten trading days prior to the date of the conversion. The Holder is prohibited under the note from converting amounts if principal and interest that would result in Holder receiving shares, which when combined with shares of the Company’s common stock held at the time, would result in Holder owning more than 4.99% of the Company’s then- outstanding common stock.

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

The Company had the right to pre-pay the Note during the first 180 days following the date of the Note by paying to Holder 150% of the then- outstanding principal amount and any accrued and unpaid interest, penalties, or other amounts owing.

 The Company determined that the Note contained a beneficial conversion feature because the conversion rate is a factor less than the share price. At December 31, 2012, $12,801 of principle plus accrued interest remains outstanding.

Convertible promissory notes

The Company recorded interest expense relating to each of the four convertible promissory notes referred to above of $3,025 and $5,973 for the three months ended December 31, 2012 and 2011, respectively.

The Company amortized $40,609 and $25,379 of the debt discount for the three months ended December 31, 2012 and 2011, respectively.

CELLYNX GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(Unaudited)

The following table summarizes the convertible promissory notes at December 31, 2012 and September 30, 2012:

	December 31,	September 30,
	2012	2012

Issued August 2006, through December 31, 2012	$597,356	$597,356
Less: Amounts repaid	(15,000)	(15,000)
Less amounts converted	(173,000)	(170,000)
Less: Debt discount	(2,855)	(21,868)
Convertible promissory notes, net	$406,501	$390,488

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

The Company recorded amortization expense related to the licensing agreement of $106 and $106 for the three months ended December 31, 2012, and 2011, respectively.

CELLYNX GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(Unaudited)

Note 7 - Consulting Agreement

On January 15, 2010, the Company entered into a consulting agreement with Seahawk Capital Partners, Inc. The Company issued 1,000,000 shares of Company restricted stock and 2,000,000 warrants upon signing of agreement. In addition, the Company agreed to issue an additional 50,000 shares of restricted Company stock. The warrants expired December 1, 2012.

Note 8 – 5BARz International Inc. Agreement

On December 31, 2010, the Company consented to the transfer of three agreements that they had entered into with Dollardex Group Corp. to 5BARz International, Inc. as follows;

(i)	An “Amended and Restated Master Global Marketing and Distribution Agreement.”
(ii)	An “Asset Purchase Agreement”
(iii)	A “Revolving line of credit agreement and security agreement”.

These agreements which provide for the exclusive global marketing and distribution of the 5BARz line of products and related accessories and a 50% ownership interest in the 5BARz intellectual property. In addition, a revolving line of credit facility has been made available to CelLynx.

On March 29, 2012, the Company and 5BARz International Inc. entered into an agreement which provided several amendments to the agreement referred to above. As a result of those amendments, the following arrangements between the Companies were established:

(iv)	5BARz International Inc. acquired a 60% interest in the patents and trademarks held by CelLynx Group Inc., referred to as the “5BARz™” technology. That interest in the technology was acquired for proceeds comprised of 9,000,000 shares of the common stock of the Company, valued at the date of acquisition at $0.20 per share or $1,800,000 USD. The acquisition agreement also clarified that the ownership interest in the intellectual property does represent that proportionate interest in income earned from the intellectual property.
(v)	5BARz International Inc. agreed to make available to CelLynx Group, Inc., a revolving line of credit facility in the amount of $2.2 million dollars of which $710,776 has been advanced as of June 30, 2012. This revolving line of credit facility expires on October 5, 2013. Under the terms of the line of credit facility, the Company has the right to convert amounts due under the facility into common stock of CelLynx, at a conversion rate which is the lesser of a fixed conversion rate of $0.00015 per share or a variable rate which is calculated at 25% of the average lowest three closing bid prices of the CelLynx Group, Inc. common stock for a period which is ten (10) days prior to the date of conversion. At March 31, 2012, the Company converted $78,500 of the amount due under the revolving line of credit facility for 350,000,000 shares of the capital stock of CelLynx Group, Inc. As a result, CelLynx became a consolidated subsidiary of 5BARz International Inc., on March 29, 2012.
(vi)	Pursuant to the Master Global Marketing and Distribution agreement between 5BARz International Inc. and CelLynx Group, Inc., 5BARz International Inc. was obligated to pay to CelLynx Group, Inc., a royalty fee amounting to 50% of the Company’s Net Earnings. That fee would be paid on a quarterly basis, payable in cash or immediately available funds and shall be due and payable not later than 45 days following the end of each calendar quarter of the year. The asset acquisition agreement amendment referred to herein specified that the royalties would be paid in relation to the ownership of the intellectual property.

CELLYNX GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(Unaudited)

Note 9 – Stockholder’s Equity

During the three months ended December 31, 2012, the Company issued Nil (0) shares and for the three months ended December 31, 2011 the Company issued 33,506,911 shares of common stock pursuant to the conversion of $34,500 principal of convertible notes payable.

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

The Company calculated a fair value of options and warrants outstanding of $8,281 utilizing the Black Scholes model and recorded as a liability in the accompanying consolidated balance sheet.

The following table summarizes information with respect to warrants outstanding;

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Outstanding at September. 30, 2012	32,454,757	$0.27	.88
Granted
Expired	28,524,757	-
Exercised
Outstanding at December 31, 2012	3,930,000	$0.08	.67	$0
Exercisable at December 31, 2012	3,930,000	$0.08	.67	$0

CELLYNX GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(Unaudited)

The number and weighted average exercise prices of all options outstanding and exercisable as of December 31, 2012, are as follows:

Options outstanding

			Weighted
		Weighted	Average
	Number	Average	Remaining
Range of	Outstanding as of	Exercise	Contractual Life
Exercise Price	December 31, 2011	Price	(Years)

$0.0008	6,400,000	0.0008	2.45
$0.013	580,000	0.013	2.17
	6,980,000

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

CELLYNX GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(Unaudited)

Note 10 – Commitments and Contingencies

Litigation - Continued

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

On October 12, 2012 the Depository Trust Company placed a Deposit Transfer Restriction, known as a “DTC Chill” on the securities of the Company. The Company has disputed that restriction and is in the process of responding to enquiries from the Depository Trust Company, and is in the process of compiling information and documentation related to those enquiries.

Note 11 – Subsequent Events

The Company has no reportable subsequent events required to be reported in the accompanying financial statements.

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

On March 27, 2012 5BARz International Inc. acquired a 60% controlling interest in CelLynx Group, Inc.

Agreement; 5BARz International Inc.

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

These agreements will provide for the exclusive global marketing and distribution of the 5BARz line of products and related accessories and a 50% ownership interest in the 5BARz intellectual property. In addition, a revolving line of credit facility has been made available to CelLynx.

On March 29, 2012, the Company and 5BARz International Inc. entered into an agreement which provided several amendments to the agreement referred to above. As a result of those amendments, the following arrangements between the Companies were established:

(iv)             5BARz International Inc. acquired a 60% interest in the patents and trademarks held by CelLynx Group Inc., referred to as the “5BARz™” technology. That interest in the technology was acquired for proceeds comprised of 9,000,000 shares of the common stock of the Company, valued at the date of acquisition at $0.20 per share or $1,800,000 USD. The acquisition agreement also clarified that the ownership interest in the intellectual property does represent that proportionate interest in income earned from the intellectual property.

(v)              5BARz International Inc. agreed to make available to CelLynx Group, Inc. a revolving line of credit facility in the amount of $2.2 million dollars of which $710,776 has been advanced as of June 30, 2012. This revolving line of credit facility expires on October 5, 2013. Under the terms of the line of credit facility, the Company has the right to convert amounts due under the facility into common stock of CelLynx, at a conversion rate which is the lesser of a fixed conversion rate of $0.00015 per share or a variable rate which is calculated at 25% of the average lowest three closing bid prices of the CelLynx Group, Inc. common stock for a period which is ten (10) days prior to the date of conversion. At March 31, 2012, the Company converted $78,500 of the amount due under the revolving line of credit facility for 350,000,000 shares of the capital stock of CelLynx Group, Inc. As a result, CelLynx became a consolidated subsidiary of 5BARz International Inc., on March 29, 2012.

(vi)             Pursuant to the Master Global Marketing and Distribution agreement between 5BARz International Inc. and CelLynx Group, Inc., 5BARz International Inc. was obligated to pay to CelLynx Group, Inc. a royalty fee amounting to 50% of the Company’s Net Earnings. That fee would be paid on a quarterly basis, payable in cash or immediately available funds and shall be due and payable not later than 45 days following the end of each calendar quarter of the year. The asset acquisition agreement amendment referred to herein specified that the royalties would be paid in relation to the ownership of the intellectual property.

As a result of the above agreements, 5BARz International Inc. and CelLynx Group, Inc. are working together to commercialize the 5BARz technology.

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

Results of Operations

Comparison of the three months ended December 31, 2012 and 2011

Three months ended December 31,
	2012		2011		$ Change	% Change
REVENUE	$		$
COST OF REVENUE
GROSS PROFIT
OPERATING EXPENSES Research and development		39,000		—	39,000	100%
General and administrative		138,312		155,504	(17,192)	(11)%
NON OPERATING INCOME (EXPENSE)		1,079,429		(8,781)	1,088,210	1,232%
NET INCOME (LOSS)		$902,116		$(164,285)	1,066,401	649.1%

Operating Expenses

Total operating expenses incurred for the three months ended December 31, 2012 and 2011 were $177,312 and $155,504, respectively. This represents an increase of $21,808 . The increase was due to an increase in consulting fees for research and development costs associated with the development of an updated prototype for the next generation of the 5BARz network extender, in the amount of $39,000. In addition that increase in costs was offset by a decrease in general and administrative costs of $17,192, comprised of a reduction in consulting fees from the loss of Mr. Collins as the CEO of the Company.

Non Operating Income and Expenses

Total non-operating income (expenses) incurred for the three months ended December 31, 2012 and 2011 was $1,079,429 and (8,781), respectively; which was an increase of $1,088,210. The differences arise from the variations in the Beneficial Conversion Factor calculations related to the Company’s convertible debt position. The Company’s share price fell to a balance of $0.0002 by the end of the current period reducing the intrinsic value of the Companies convertible securities during the period, resulting in a decrease in the valuation of the beneficial conversion liability calculation.

Liquidity and Capital Resources

Financial Condition

As of December 31, 2012, the Company had cash resources of $14, and a working capital deficit of $3,515,613 compared to cash of $(254) and a working capital deficit of $4,418,370 as of September 30, 2012, which was a increase in working capital of $902,757. This increase is comprised of the accrued derivative liability change in the amount of $1,120,038 which reflects the intrinsic value of convertible debt issued by the Company.

During the three months ended December 31, 2012, cash used in operating activities was $6,099 compared to $5,689 in the corresponding period of 2011. This increase in cash burn rate reflects the limited cash resources and operating levels in CelLynx Group, Inc. during the period.

The Company received $6,397 and $9,114 from financing activities for the three months ended December 31, 2012 and 2011 respectively, comprised of advances from 5BARz International Inc.

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

We have prepared our consolidated financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2012, we had an accumulated deficit of $16,294,237, negative cash flows from operations since inception, and expect to incur additional losses in the future as we continue to develop and grow our business. We have funded our losses primarily through the sale of common stock and warrants in private placements; borrowings from related parties and other investors; and revenue provided by the sales of our 5BARz unit. The further development of our business will require capital. Our operating expenses will consume a material amount of our cash resources.

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

Impairment or Disposal of Long- lived Assets

The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long -lived assets. ASC 360 requires impairment losses to be recorded on long -lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long -lived assets. Loss on long -lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of December 31, 2012 and September 30, 2011, there was no significant impairment of its long -lived assets.

Revenue Recognition

The Company's revenue recognition policies are in compliance with ASC Topic 605, “Revenue Recognition.” Revenue is recognized at the date of shipment to customers, and when the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured.

The revenue earned on the sale of intangibles is realized at the time that proceeds are paid in full for that intellectual property comprised of shares in the capital stock of 5BARz International Inc.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred relate to underpayment of income tax are classified as income tax expense in the period incurred. No significant penalties or interest relating to income taxes have been incurred during the three months ended December 31, 2012 and 2011.

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

(ii)	disclosure controls and procedures were effective as of the date of the evaluation

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

On October 12, 2012 the Depository Trust Company placed a Deposit Transfer Restriction, known as a “DTC Chill” on the securities of the Company. The Company has disputed that restriction and is in the process of responding to enquiries from the Depository Trust Company, and is in the process of compiling information and documentation related to those enquiries.

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

Date: February 19, 2013
By: /s/ Dwayne Yaretz
Dwayne Yaretz
Chief Executive Officer