Form 10-K/A
period 2012-09-30
CelLynx Group, Inc.
filed 2013-03-13
CIK 1067286

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K/A

Amendment Number 1

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 000-27147

CelLynx Group, Inc.

 (Name of small business issuer in its charter)

Nevada	95-4705831
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4014 Calle Isabelle San Clemente, California	92672
(Address of principal executive offices)	(Zip Code)

877-723-7255

 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes [   ]  No [X]

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [   ]  No [X]

1

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]   No [ ]

Indicate by checkmark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III if this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer [   ]    Accelerated Filer [   ]   Non-Accelerated Filer [   ]   Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ]  No [X]

State issuer's revenues for its most recent fiscal year: None.

At March 31, 2012, the end of our second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $690,165 based on the closing price of $0.001 as reported on the Over-the-Counter Bulletin Board.

Number of shares of the registrant’s common stock outstanding as of December 31, 2012 was 1,457,498,001

DOCUMENTS INCORPORATED BY REFERENCE: None

2

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended September 30, 2012, originally filed on January 15, 2013 (the “Original Filing”) by CelLynx Group, Inc. The Form 10-K/A is being filed for the purpose of inserting the opinion of auditor, with the auditors signature in the body of the report. The signature of the auditor was appended to the original 10-K filed. Further, in that auditor report, the Company was referred to as a “Development Stage Company” a caption that no longer applies to the Companies state of operations. In addition, as the prior year financial statements were audited by another registered independent accountant as auditor, the amended report herein includes the opinion of that accountant on the financial statements for the fiscal year ended September 30, 2011.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the Original Filing.

For purposes of clarity, only the audited financial statements and audit opinions thereon for the Form 10K/A has been filed as amended.

EXHIBIT INDEX

The following exhibits are included in this Amendment (and are numbered in accordance with Item 601 of Regulations S-K). Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

Exhibit

Number Description

23.1*	REGISTERED AUDITOR'S CONSENT

31.1*	Section 302 Certification by the Corporation’s Chief Executive Officer *

31.2*	Section 302 Certification by the Corporation’s Chief Financial Officer *

32.1*	Section 906 Certification by the Corporation’s Chief Executive Officer *

32.2*	Section 906 Certification by the Corporation’s Chief Financial Officer *

* Filed herewith.

3

CelLynx Group, Inc.

Consolidated Financial Statements

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

/s/ Thomas J. Harris CPA

Thomas J. Harris CPA

Seattle, Washington

January 14, 2013

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

Note 8 - Stockholders' Equity

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

ITEM 15. Exhibits, Financial Statement Schedules, SIGNATURES

(a) The following documents are filed as part of this report:

3. Exhibits:

The exhibits listed in the exhibit index of this Amendment are filed with, or incorporated by reference in this report.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELLYNX GROUP, INC.

Dated: March 12, 2013	By:	/s/ Dwayne Yaretz
Dwayne Yaretz
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

By: s/ Dwayne Yaretz	Chairman of the Board, Chief Executive Officer (Principal Executive Officer) and CFO (Chief Financial Officer)	March 12, 2013
Dwayne Yaretz

By: s/ Malcolm P. Burke	Director	March 12, 2013
Malcolm P. Burke