Form 10-Q
period 2013-03-31
CelLynx Group, Inc.
filed 2013-11-05
CIK 1067286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 000-27147

CelLynx Group, Inc.

(Exact name of small business issuer as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	95-4705831 (I.R.S. Employer Identification No.)

9444 Waples Street, Suite 140, San Diego, California 92121-2940

(Address of principal executive offices)

(877) 723-7255

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date: The total shares outstanding for this company is 2,048,498,001 shares outstanding as of September 30, 2013.

As used in this Quarterly report, the terms "we," "us," "our," "5BARz" and the "Company" mean 5BARz International Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly report are expressed in U.S. dollars, unless otherwise indicated.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements.  Forward-looking statements include those that address activities, developments or events that we expect or anticipate will or may occur in the future.  All statements other than statements of historical facts contained in this Quarterly report, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the captions "Risk Factors" beginning on page 21, "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 4, and elsewhere in this Quarterly report. We undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.  We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the "SEC"), particularly our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

The disclosures set forth in this report should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended September 30, 2012. Because of the nature of a relatively new and growing company, the reported results will not necessarily reflect the operating results that will be achieved in the future.

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CELLYNX GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	September 30,
	2013	2012

ASSETS
CURRENT ASSETS:
Cash	$14	$(284)
TOTAL CURRENT ASSETS	14	(284)

EQUIPMENT, net	608	1,359
INTANGIBLE ASSETS, net	48,474	48,737
TOTAL ASSETS	$49,096	$49,812

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,104,620	$1,890,211
Accrued interest	164,672	69,346
Accrued derivative liabilities	2,420,225	1,487,568
Line of credit	765,724	580,473
Promissory notes	397,956	390,488
TOTAL CURRENT LIABILITIES	5,853,197	4,418,086

TOTAL LIABILITIES	5,853,197	4,418,086

STOCKHOLDERS' DEFICIT:
Series A preferred stock, $0.001 par value; 100,000,000 shares authorized; nil shares issued and outstanding	—	—
Common stock, $0.001 par value, 2,000,000,000 shares authorized; 1,601,498,001 and 1,457,498,001 shares issued and outstanding as of March 31, 2013 and September 30, 2012 respectively.	1,601,497	1,457,498
Additional paid-in capital	13,044,849	13,170,581
Accumulated deficit	(18,650,447)	(17,196,353)
Treasury stock	(720,000)	(450,000)
Accumulated other comprehensive income	(1,080,000)	(1,350,000)
Total stockholders’ deficit	$(5,804,101)	$(4,368,274)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$49,096	$49,812

See accompanying notes

CELLYNX GROUP INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2013 AND 2012
(Unaudited)
	3 Months Ended		6 Months Ended
Income Statement	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Sales	$—	$—	$—	$—
Cost of Sales	—	—	—	—
Selling general and administrative expenses:
Amortization and depreciation	638	3,732	1,015	4,571
Bank charges and interest	88,179	51,291	112,635	92,131
Research & development	39,000	—	78,000	—
General and administrative expenses	154,988	214,377	268,201	368,667
Total operating expenses	282,804	269,400	459,851	465,369
(Loss) from operations	(282,804)	(269,400)	(459,851)	(465,369)
Other income (expense):
Change in fair value of derivative liability	(2,115,823)	(5,621,028)	(992,832)	(5,595,012)
Change in fair value of accrued warrant and option liability	8,170	—	8,217	2,718
Gain on settlement of debt	52,240	3,766	52,240	3,766
Amortization of debt discount	(21,258)	—	(61,867)	—
Gain on sale of intangible assets	—	1,482,563	—	1,485,513
Total Other income (expense)	(2,076,671)	(4,134,699)	(994,242)	(4,103,015)
Net loss	$(2,359,475)	$(4,404,099)	$(1,454,094)	$(4,568,384)
Basic (loss) per common share	(0.0015)	(0.02)	(0.0010)	(0.02)
Weighted average number of shares outstanding	1,561,498,081	211,946,779	1,521,629,229	267,598,489
Other comprehensive income
Unrealized gain on investment	180,000	—	270,000	—
Other comprehensive income	180,000	—	270,000	—
Comprehensive (loss)	$(2,179,475)	$(4,404,099)	$(1,184,094)	$(4,568,384)

See accompanying notes

CELLYNX GROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2013 AND 2012

	6 Months Ended
	March 31, 2013	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,454,094)	$(4,568,384)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,015	4,571
Stock based compensation		79,618
Note payable issued for services		50,000
Change in fair value of derivative liability	992,832	5,595,012
Change in debt discount on convertible notes	61,867	92,131
Change in fair value of accrued warrant and option liability	(4,696)	(2,718)
Change in line of credit for services	90,000	—
Gain on sale of intangibles		(1,485,513)
Gain on settlement of debt	(52,240)	(3,766
Changes in operating assets and liabilities:
Change in other assets	—	20,090
Change in accounts payable and accrued expenses	220,891	119,921
Change in unpaid interest and penalties on notes payable	117,433	76,774
Net cash from (used in) operating activities	(26,992)	(99,038)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes		15,000
Proceeds from convertible line of credit	27,290	87,106
Net cash provided by financing activities	27,290	102,106

NET INCREASE IN CASH	298	3,068

CASH, BEGINNING OF PERIOD	(284)	178

CASH, END OF PERIOD	$14	$3,246

Supplementary disclosure of Cash Flow Information
Cash paid for interest	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of notes payable to common stock	$14,400	52,700

See accompanying notes

CELLYNX GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(Unaudited)

Note 1 – Organization, Going Concern and Exiting Development Stage

Organization and Line of Business

CelLynx Group, Inc. (the “Company”), was incorporated under the laws of the State of Minnesota on April 1, 1998. The Company changed its name from NorPac Technologies, Inc. to Cellynx Group, Inc. on August 5, 2008.

The Company developed and patented a technology for a line of cellular network infrastructure devices for use in the small office, home and mobile market places.   The products are being further developed and brought to market by 5BARz International Inc., a Company which acquired a 60% interest in that technology and also a 60% equity interest in Cellynx Group, Inc.

On July 24, 2008, the Company entered into a Share Exchange Agreement, as amended, with CelLynx, Inc., a California corporation ("CelLynx- California"). Pursuant to the terms of that share exchange agreement, the CelLynx-California shareholders were to receive 77,970,956 shares of the Company’s common stock in exchange for 100%, or 61,983,580 shares, of CelLynx-California’s common stock. The Company issued to the CelLynx-California shareholders an aggregate of 32,454,922 shares of common stock and 45,516,034 shares of Series A Preferred Stock. The Series A Preferred Stock automatically converted into common stock on a one-to-one ratio upon the authorized capital stock of the Company being increased to include not less than 150,000,000 shares of common stock.

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

On March 23, 2012, the Company amended the Articles of Incorporation to increase the number of authorized shares to 1,000,000,000. On May 7, 2012 the Company amended the Articles of Incorporation to increase the number of authorized shares to 2,000,000,000 and on May 1, 2013 the Company amended the Articles of Incorporation to increase the number of authorized shares to 4,450,000,000.

These financial statements reflect the financial position and results of operations for the Company and its wholly owned subsidiary Cellynx, Inc. for the six month period ended March 31, 2013.

CELLYNX GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(Unaudited)

Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has incurred losses for the period from October 1, 2012 through March 31, 2013 of $1,454,094. The Company has negative cash flows from operations for the six months ended March 31, 2013 of $26,992 and has an accumulated deficit of $18,650,447 at March 31, 2013. The Company has made no revenue to date. The Company is seeking additional sources of equity or debt financing, and there is no assurance these activities will be successful. These factors raise substantial doubt about the Company’s ability to continue as a going concern and the Company’s continued existence is dependent upon adequate additional financing being raised to develop its sales and marketing program for the sales of 5BARz product.

The Company is in default on certain notes payable. Accordingly, any penalties and interest has been accrued as of March 31, 2013 (see Note 4 (d)).

The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Exiting Development Stage

The Company was in the development stage through June 30, 2009. In July 2009, the Company received the first 220 units of the Company’s cellular network extender, The Road Warrior, from its manufacturer. As of July 2009, the Company became fully operational and as such was no longer considered a development stage company. During the period that the Company was considered a development stage company, the Company incurred accumulated losses of approximately $10,948,625.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed on January 15, 2013 for the fiscal year ended September 30, 2012.

The accompanying consolidated financial statements include the accounts of CelLynx Group, Inc., and its 100% wholly -owned subsidiary, CelLynx, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

CELLYNX GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(Unaudited)

Use of Estimates

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include impairment analysis for long lived assets, income taxes, litigation and valuation of derivative instruments. Actual results could differ from those estimates.

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

Capitalized costs for patents are amortized on a straight-line basis over the remaining twenty-year legal life of each patent after the costs have been incurred. Once each patent or trademark is issued, capitalized costs are amortized on a straight-line basis over a period not to exceed 20 years and 10 years, respectively. The licensing right is amortized on a straight-line basis over a period of 10 years. Based on its review, the Company believes that as of March 31, 2013 and September 30, 2012, there was no significant impairment of its intangible assets

Fair value of financial instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities, approximate fair value due to the short-term nature of these instruments.

Fair value is defined as an exit price, representing the amount that would be received upon the sale of an asset or payment to transfer a liability in an orderly transaction between market participants. Fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

•	Level 1. Quoted prices in active markets for identical assets or liabilities.

•	Level 2. Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable, either directly or indirectly.

•	Level 3. Significant unobservable inputs that cannot be corroborated by market data.

The assets or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of the assets that are measured at fair value on a recurring basis.

 CELLYNX GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(Unaudited)

Fair value of financial instruments – continued

	Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Liabilities:
Conversion option liability	$2,420,225	$—	$—	$2,420,225

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

March 31, 2013
Beginning balance – October 1, 2012	$1,487,568
Change in fair value of derivative liabilities	992,832
Write down of derivative liabilities on default of securities	(51,613)
Change in accounting treatment of option and warrant liability	(8,562)
Ending balance – March 31, 2013	$2,420,225

Level 3 liabilities are valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the derivate liabilities. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s accounting and finance department, which reports to the Chief Financial Officer, determines its valuation policies and procedures. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s accounting and finance department with support from the Company’s consultants and which are approved by the Chief Financial Officer.

Level 3 financial liabilities consist of the derivative liabilities for which there is no current market such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

As of March 31, 2013 there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

Derivative instruments

The Company evaluates its convertible instruments, options, warrants or other contracts to determine if those contracts or components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging”. The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liability at the fair value of the instrument on the reclassification date.

CELLYNX GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(Unaudited)

Net loss per share

The Company reports loss per share in accordance with the ASC Topic 260, “Earnings Per Share.”, which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period plus the issuance of common shares, if dilutive, that could result from the exercise of outstanding stock options and warrants. These potentially dilutive securities were not included in the calculation of loss per common share for the three and six months ended March 31, 2013 or 2012 because their effect would be anti-dilutive.

Stock Based Compensation

The Company reports stock-based compensation under ASC 718 “Compensation – Stock Compensation”. ASC 718 requires all share-based payments to employees, including grants of employee stock options, warrants to be recognized in the consolidated financial statements based on their fair values. The Company accounts for equity instruments issued to non-employees as compensation in accordance with the provisions of ASC 718, which require that each such equity instrument be recorded at its fair value on the measurement date, which is typically the date the services are performed. The Black-Scholes option valuation model is used to estimate the fair value of the warrants or options granted. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options or warrants. The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the warrants or options granted.

Reclassifications

Certain reclassifications have been made in the financial statements at March 31, 2012 and for the three and six months then ended to conform to the March 31, 2013 presentation. The reclassifications had no effect on net loss.

Recent accounting pronouncements

In July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment."  This ASU simplifies how entities test indefinite-lived intangible assets for impairment which improve consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, early adoption is permitted. The adoption of this guidance did not have a material effect on the condensed consolidated financial statements.

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of March 31, 2013 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2013 or 2012, and it does not believe that any of those pronouncements will have a significant impact on our consolidated financial statements at the time they become effective.

CELLYNX GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(Unaudited)

Note 3 – Intangible Assets

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

Intangible assets consist of the following:

	March 31, 2013	September 30, 2012
Patents	$46,862	$46,862
Trademarks	4,995	4,995
Licensing rights	4,214	4,214
	56,071	56,071
Accumulated Amortization	(7,597)	(7,334)
Intangibles, net	$48,473	$48,737

During the six months ended March 31, 2013 and the year ended September 30, 2012 no amortization has been recorded on Patents. The other intangibles, comprised of trademarks and licensing rights have amortization of $263 recorded for the six months ended March 31, 2013 and $528 for the six months ended March 31, 2012.

Note 4 – Promissory Notes

The Company has notes payable as follows;

Issue Date	Note Principal	Note Terms	Accrued Interest	Converted to Common Stock	Balance March 31, 2013	Balance Sept. 30, 2012
November. 10, 2007	$262,356	(a)	$56,583	$—	$318,939	$313,677
April 5, 2011	50,000	(b)	49,254	—	99,254	56,247
January 5, 2012	50,000	(c)	36,324	—	86,324	52,498
May 24, 2012	37,500	(d)	14,935	14,400	38,035	38,256
September 12, 2012	12,500	(e)	7,576	—	20,076	12,549
					562,268	473,677
Accrued interest					(164,672)	(69,346)
Discount on notes					—	(18,869)
Notes payable	$412,356		$164,672	$14,400	$397,956	$385,463

CELLYNX GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(Unaudited)

Note 4 – Promissory Notes - continued

(a)    On August 15, 2006, Cellynx, Inc. issued a secured promissory note (the “August 2006 Note”) for $250,000 to an unrelated entity “Holder”.  On November 10, 2007, the August 2006 Note was amended (the “Amended Note”).  The principal amount of the Amended Note is $262,356, is unsecured and bears interest at 4% per annum, computed on the basis of the actual number of days elapsed and a year of 365 days.  All unpaid principal, together with any then accrued but unpaid interest, shall be due and payable upon the earlier of (i) November 9, 2010 at the written request of the holder to the Company, or (ii) when, upon or after the occurrence of an event of default. The principal amount is convertible into 4.8% of the Company shares outstanding. At March 31, 2013, the Company recorded on its books principal and interest in the amount of $318,939.

(b)   On April 5, 2011 (the April 5, 2011 Note), the Company entered into a Securities Purchase Agreement (the “SPA”) with a former Director of the Company. Pursuant to that Securities Purchase Agreement, the former director loaned to the Company the principal amount of $50,000. The Note bears interest at a rate of 8%, and was due on January 5, 2012. The “SPA” provides for the conversion of principal and unpaid interest on the note into shares of the Company’s common stock, with the number of shares issuable determined by dividing the amount to be converted by the conversion price which is equal to 63% of the average of the three lowest trading prices of the Company’s common stock over the ten trading days prior to the date of the conversion. On January 5, 2012 the Company did not repay the note as so was in default. Accordingly, the Company has accrued a default penalty of 50% of the note payable as well as default interest at 22% per annum from the date of the default and recorded a total of $99,254 on its books at March 31, 2013. The Company has the option to pay the amount due in cash or in shares as defined in the terms of the note agreement.

(c)   Pursuant to the Note agreement dated January 5, 2012 (the “January 5, 2012 Note”), the Company received the principal amount of $50,000, by way of settlement of certain debts owed by the Company to Holder, a former officer of the Company. The Note bears interest at a rate of 8%, and was due on July 3, 2012. Prior to that date, Holder may convert principal and unpaid interest on the note into shares of the Company’s common stock, with the number of shares issuable determined to be the amount obtained by dividing the amount to be converted by the conversion price which is the lesser of $0.0013 per share or 63% of the average of the three lowest trading prices of the Company’s common stock over the ten trading days prior to the date of the conversion. On July 3, 2012 the note was not paid and accordingly the January 5, 2012 Note was in default. The Company has accrued a default penalty of 50% of the note payable as well as default interest at 22% per annum from the date of the default and recorded a total of $86,324 on its books at March 31, 2013. The Company has the option to pay the amount due in cash or in shares as defined in the terms of the note agreement.

(d)   On May 24, 2012 and September 12, 2012, the Company received proceeds of $37,500 and $12,500, respectively, from an investor, pursuant to the terms of Securities Purchase Agreements and Convertible note agreements. The terms of these notes are such that subsequent to the prepayment date, which is six months after the issue date, if not paid, holder may convert principal and unpaid interest on the note into shares of the Company’s common stock, with the number of shares issuable determined to be the variable conversion factor. The variable conversion factor is calculated by dividing the amount to be converted by the conversion price which is equal to 51% of the average of the three lowest closing bid prices of the Company’s common stock over the ten trading days prior to the date of the conversion. Holder is prohibited from converting amounts if principal and interest that would result in holder receiving shares, which when combined with shares of the Company’s common stock held, would result in investor holding more than 4.99% of the Company’s then- outstanding common stock.

CELLYNX GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(Unaudited)

Note 4 – Promissory Notes - continued

(e)	In December 2012 the Company’s parent, 5BARz International Inc. received a notice of default on notes entered into with the lender. Accordingly all notes to the lender have been recorded at the default amount at March 31, 2013 as the result of a cross default provision in the agreements. The Company has accrued a default penalty of 50% of the note payable as well as default interest at 22% per annum from the date of the default. The Company has the option to pay the amounts due in cash or in shares as defined in the terms of the notes agreements.

Note 5 – Stockholder’s Equity

During the six months ended March 31, 2013 and 2012, the Company issued 144,000,000 and 33,506,911 shares of common stock pursuant to the conversion of $14,400 and $34,500 principal of convertible notes payable.

Note 6 - Options

At March 31, 2013, CelLynx Group Inc. has the following Options outstanding;

The number and weighted average exercise prices of all options and warrants exercisable as of March 31, 2013, are as follows:

Options Exercisable
	Options	Exercise price	Weighted average remaining contract life
Opening – September 30, 2012	6,400,000	$0.0008	0.4
Granted	40,000,000	0.0002	2.0
Expired	3,000,000	0.0008	0
Outstanding – March 31, 2013	43,400,000	$0.00025	1.87

Note 7 - Warrants

The following table summarizes the warrant activity to March 31, 2013:

	Number of Warrants	Weighted Average Exercise Price	Average Remaining Contractual Life
Outstanding at September 30, 2012	32,454,757	$0.275	0.88
Granted	0
Exercised	0	—
Expired	21,104,757	0.275
Outstanding at March 31, 2013	4,950,000	$0.90	1.7
Exercisable at March 31, 2013	4,950,000	$0.90	1.7

CELLYNX GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(Unaudited)

Note 8 – 5BARz International, Inc. agreements and transactions

On December 31, 2010, the Company consented to the transfer of three agreements that they had entered into with Dollardex Group Corp. to 5BARz International, Inc. as follows;

(i)	An “Amended and Restated Master Global Marketing and Distribution Agreement.”
(ii)	An “Asset Purchase Agreement”
(iii)	A “Revolving line of credit agreement and security agreement”.

These agreements provided for the exclusive global marketing and distribution of the 5BARz line of products and related accessories and the acquisition of a 50% ownership interest in the 5BARz intellectual property. In addition, a revolving line of credit facility has been made available to Cellynx.

On March 29, 2012, the Company and 5BARz International, Inc. entered into an agreement which provided several amendments to the agreement referred to above. As a result of those amendments, the following arrangements between the Companies was established:

(iv)	5BARz International, Inc. acquired a 60% interest in the patents and trademarks held by Cellynx Group Inc., referred to as the “5BARz™” technology. That interest in the technology was acquired by delivery of 9,000,000 shares of the common stock of 5BArz International Inc., valued at the date of acquisition at $0.20 per share or $1,800,000 USD. The acquisition agreement clarified that the ownership interest in the intellectual property does represent that proportionate interest in income earned from the intellectual property.
(v)	5BARz International, Inc. agreed to make available to Cellynx Group, Inc., a revolving line of credit facility in the amount of $2.2 million dollars of which $765,724 has been advanced as of March 31, 2013. This revolving line of credit facility expires on October 5, 2013. Under the terms of the line of credit facility, the Company has the right to convert amounts due under the facility into common stock of Cellynx, at a conversion rate which is the lesser of a fixed conversion rate of $0.00015 per share or a variable rate which is calculated at 25% of the average lowest three closing bid prices of the Cellynx Group, Inc. common stock for a period which is ten (10) days prior to the date of conversion. At March 31, 2012, the Company converted $78,500 of the amount due under the revolving line of credit facility for 350,000,000 shares of the capital stock of Cellynx Group, Inc. As a result, Cellynx became a consolidated subsidiary of 5Barz International Inc., on March 29, 2012.
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

CELLYNX GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(Unaudited)

Note 8 – 5BARz International, Inc. agreements and transactions – continued

During the six months ended March 31, 2013 and 2012 the following transactions have taken place between the Company and 5BARz International Inc.:

Line of Credit	March 31, 2013	March 31, 2012
Opening balance – October 1, 2012 & 2011	$668,844	$241,038
Advances	27,290	392,455
Management fees	90,000	—
Interest charges	22,107	32,532
Share conversions	—	(79,500)
Closing balance – March 31, 2013 & 2012	808,241	586,525
Less – discount on convertible	(42,517)	(126,861)
Line of Credit (net) March 31	$765,724	$459,664

At March 31, 2013 5BARz International Inc. held 854,745,971 shares of the Company’s common stock representing a 53% interest based upon the 1,601,498,001 common shares issued and outstanding in the Company at March 31, 2013. At March 31, 2012 5BARz International Inc. held 413,412,638 common shares of the Company representing a 60% interest, based upon the 690,165,000 common shares issued and outstanding in the Company at March 31, 2012.

At March 31, 2013 and 2012, the Company holds a reciprocal shareholding in 5BARz International Inc. in the amount of 9,000,000 shares representing a 7% equity interest in 5BArz International Inc. based upon the 123,157,887 shares issued and outstanding at that date.

Note 9 – Commitments and Contingencies

Litigation

The Company, CelLynx Group, Inc was a Defendant in an action brought by Dolphinshire L.P. regarding its office space in Mission Viejo, CA. That action has since been dismissed. Dolphinshire L.P., a California limited partnership v. CelLynx Group, Inc., a Nevada corporation and Does 1-10, Superior Court of California, Orange County, Case No. 00521213. On November 8, 2011, plaintiff brought suit against the Company for unlawful detainer of offices located at 25910 Acero, Suite 370, Mission Viejo, CA 92691 pursuant to a lease agreement, seeking an unspecified amount of damages not to exceed $25,000. The Company has engaged in settlement negotiations with the plaintiff and management expected to settle. CelLynx has since, by agreement, vacated the leased premises and continues to negotiate a payout of past due rent and penalties and has moved the general office to 4014 Calle Isabella, San Clemente, CA 92672. Past due rents and interest have been included in accounts payable at March 31, 2013 and are subject to adjustments based on the outcome of negotiation.

CELLYNX GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(Unaudited)

Note 9 – Commitments and Contingencies - continued

Litigation - continued

On August 27, 2012, an action was brought against CelLynx Inc. and Does 1-10, in the Superior Court of California, El Dorado County, Case No. PCL20120700. On August 27, 2012, plaintiff brought suit against the Company for unlawful detainer of offices located at 5047 Robert J Matthews Parkway, El Dorado Hills, CA 95762 pursuant to a lease agreement, seeking damages of $24,699, legal fees of $3,000 and late charges of $2,041. The Company had by agreement, vacated the leased premises and continues to negotiate a payout of past due rent and penalties. Past due rents have been included in accounts payable at March 31, 2012 and are subject to adjustments based on the outcome of negotiation.

Certain claims for unpaid wages were filed against CelLynx, Inc. Judgments were obtained commencing in August 2011 for back wages by some of its former employees. Some of those claims have been partially paid and others were expected to be paid in the normal course of business or were to be otherwise defended. Those claims have now been incorporated into California Labor Commission awards in favor of those former employees. Those awards total approximately $263,023 depending on interest charges. It is the Company’s intention to pay these amounts when proceeds are available.

CelLynx Group, Inc. has received a Cease Trading Order from the British Columbia Securities Commission (BCSC) alleging that the Company is in violation of the British Colombia reporting requirements. The BCSC has assumed that since two the Company's former Directors were domiciled in BC that the company is controlled in BC and therefore subject to its reporting requirements. The Company denies that premise and is appealing the issuance of the CTO. On March 31, 2013, the sole Director of the Company is domiciled in the US.

In addition to the above, the Company may become involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

Note 10 – Subsequent Events

On April 1, 2013, the Company issued 72,000,000 shares upon the conversion of $3,600 due under the terms of a convertible note agreement. The remaining principle balance of that note is $34,500. As provided in note 4(d) above, in December 2012 the Company’s parent, 5BARz International Inc. received a notice of default on notes entered into with the lender. Accordingly all notes to the lender have been recorded at the default amount at March 31, 2013 as the result of a cross default provision in the agreements. The Company has accrued a default penalty of 50% of the note payable as well as default interest at 22% per annum from the date of the default. The Company has the option to pay the amounts due in cash or in shares as defined in the terms of the note agreements.

On May 1, 2013 the Company amended the articles of Incorporation to increase the number of authorized shares from 2,000,000,000 to 4,450,000,000.

On May 15, 2013, the Company’s parent, 5BARz International Inc. converted a further $9,375 due under the terms of a convertible line of credit for 375,000,000 common shares.

On August 28, 2013, the Board of Directors approved a resolution to issue 20,000,000 options to acquire common stock at a strike price of $0.0002 per share for a period of five years to the estate of Mr. Norm Collins, former Director of the Company.

CELLYNX GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(Unaudited)

Note 10 – Subsequent Events - continued

On August 28, 2013, the Board of Directors approved a resolution to extend the expiration of the 40,000,000 options to former Employees and Directors of the Company from a two (2) year expiration term to a five (5) year expiration, to expire March 7, 2018. The exercise price of the options remain at $0.0002 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Plan of Operations

Cellynx Group, Inc. (“Cellynx” or the “Company”) has developed a patented technology which is the basis for the development of a line of cellular network infrastructure devices for use in the small office, home and mobile market places.  This next generation cellular network extender, branded as 5BARz™ incorporates a patented technology to create a highly engineered, single-piece, plug ‘n play unit that strengthens weak cellular signals to deliver higher quality signals for voice, data and video reception on cell phones, and other cellular devices. The technology is held under joint ownership with the Company’s parent, 5BARz International Inc. (“5BARz”), and is being commercialized by 5BARz.

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

The Cellynx business opportunity represents a significant step forward in the deployment of micro-cell technology, referred to as a ‘cellular network infrastructure device” in the industry. A step that management believes will significantly improve the functionality of cellular networks by managing cellular signal within the vicinity of the user.  This technology facilitates cellular usage in areas where structures, create “cellular shadows” or weak spots within metropolitan areas. In addition in highly congested areas such as freeways, the device also serves to hold stronger signal amid competing users. In rural areas, cellular towers are less frequent, and the device allows for better signal for the user at points further from the cellular tower.  The market potential of the technology is far reaching.

Corporate Background

CelLynx Group, Inc. (“CelLynx” or the “Company”) was originally incorporated under the laws of the State of Minnesota on April 1, 1998, under the name “Cool Can Technologies, Inc.” Effective July 12, 2004, the Company merged with NorPac Technologies, Inc., its wholly owned subsidiary, for the purpose of reincorporating the Company in Nevada. The Merger was completed effective July 12, 2004, with NorPac Technologies, Inc. as the surviving corporation. On July 24, 2008, the Company entered into a transaction with shareholders of CelLynx, Inc., a California corporation, in which it issued shares to the CelLynx Inc. shareholders in exchange for all of the outstanding shares of CelLynx Inc. Through this transaction, the Company acquired the cellular network extender business as its wholly owned subsidiary. This transaction has been considered a "reverse take-over" for accounting purposes.

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

Agreement with 5BARz International, Inc.

On December 31, 2010, the Company consented to the transfer of three agreements that they had entered into with Dollardex Group Corp. to 5BARz International, Inc. as follows:

(i)	An “Amended and Restated Master Global Marketing and Distribution Agreement.”

(ii)	An “Asset Purchase Agreement”

(iii)	A “Revolving line of credit agreement and security agreement”.

These agreements provided for the exclusive global marketing and distribution of products which incorporate the 5BARz technology and a provide for the sale of a 50% ownership interest in the 5BARz intellectual property. In addition, a revolving line of credit facility has been made available to Cellynx.

On March 29, 2012, the Company and 5BARz International, Inc. entered into an agreement which provided several amendments to the agreement referred to above. As a result of those amendments, the following arrangements between the Companies were established;

(iv)	5BARz International, Inc. acquired a 60% interest in the patents and trademarks held by Cellynx Group Inc., referred to as the “5BARz™” technology. That interest in the technology was acquired for proceeds comprised of 9,000,000 shares of the common stock of the Company, valued at the date of acquisition at $0.20 per share or $1,800,000. The acquisition agreement also clarified that the ownership interest in the intellectual property does represent that proportionate interest in income earned from the intellectual property.

(v)	5BARz International, Inc. agreed to make available to Cellynx Group, Inc. a revolving line of credit facility in the amount of $2.2 million dollars of which $765,724 has been advanced as of March 31, 2013. This revolving line of credit facility expires on October 5, 2013. Under the terms of the line of credit facility, the Company has the right to convert amounts due under the facility into common stock of Cellynx, at a conversion rate which is the lesser of a fixed conversion rate of $0.00015 per share or a variable rate which is calculated at 25% of the average lowest three closing bid prices of the Cellynx Group, Inc. common stock for a period which is ten (10) days prior to the date of conversion. At March 31, 2012, the Company converted $78,500 of the amount due under the revolving line of credit facility for 350,000,000 shares of the capital stock of Cellynx Group, Inc. As a result, Cellynx became a consolidated subsidiary of 5Barz International Inc. During the subsequent period, the Company converted the following amounts in order to maintain their 60% equity interest in the Company;

Date	Debt Converted	Shares acquired
April 13, 2012	$7,700	51,333,333
May 15, 2012	58,500	390,000,000
May 21, 2013	9,375	375,000,000

(vi)	Pursuant to the Master Global Marketing and Distribution agreement between 5Barz International Inc. and Cellynx Group, Inc., 5BARz International, Inc. was obligated to pay to Cellynx Group, Inc. a royalty fee amounting to 50% of the Company’s Net Earnings. That fee would be paid on a quarterly basis, payable in cash or immediately available funds and shall be due and payable not later than 45 days following the end of each calendar quarter of the year. The asset acquisition agreement amendment referred to herein specified that the royalties would be paid in relation to the ownership of the intellectual property.

Change in Management

On March 19, 2013 the Company issued a press release which reports the resignation of Mr. Dwayne Yaretz as the Chief Executive Officer and Director of the company and the resignation of Mr. Malcolm Burke as a Director of the Company. The Company thanks Mr. Yaretz and Mr. Burke for their terms of service with the Company. The Company has appointed Mr. Patrick Grant as the Chief Executive Officer and Director of the Company. Mr. Grant is a highly accomplished business executive with a broad base of international experience in diversified business interests. He holds a Masters of Business Administration from the University of Illinois, Chicago.

Results of Operations

Comparison of the three and six months ended March 31, 2013 and 2012

Three month period ended March 31, 2013 compared to three month period ended March 31, 2012.

	3 Months ended March 31 2013	3 Months ended March 31, 2012	Difference
Amortization and depreciation	$638	3,732	(3,094)
Bank charges & interest	88,179	51,219	36,960
Research & development	39,000	0	39,000
General and administrative	154,988	214,377	(59,389)
Total Operating Expenses	282,804	269,400	13,401
Other income (expenses)	—
Net Income (Loss)	$(282,804)	(269,400)	(13,401)

The three months ended March 31, 2013 reflects a net loss of $282,804, representing an increase in the loss of $13,401 compared to the corresponding three month period loss of $269,400 for the period ended March 31, 2012. Although general and administrative expenses have declined by $59,389 during that three month period ended March 31, 2013 compared to the corresponding period ended March 31, 2012, that decrease was more than offset by additional R&D costs of $39,000 comprised of consulting engineering fees and additional interest charges of $36,960 comprised in the most part of interest on the line of credit due to the Company’s parent, 5BARz International Inc. The decrease in general and administrative fees is the result of reduced labor costs in the current year compared to the corresponding period in the preceding year.

Six month period ended March 31, 2013 compared to six month period ended March 31, 2012.

	6 Months ended March 31, 2013	6 Months ended March 31, 2012	Difference
Amortization and depreciation	1,015	4,571	(3,556)
Bank charges & interest	112,635	92,131	20,504
Research & development	78,000		78,000
General and administrative	268,201	368,667	(100,466)
Total Operating Expenses	459,851	465,369	(5,518)
Other income (expenses)	—
Net Loss	$(459,851)	(465,369)	$(5,518)

Operating Expenses

Total operating expenses incurred for the six months ended March 31, 2013 and 2012 were $459,851 and $465,360, respectively. This represents a decrease of $5,518. The net decrease is comprised of the following factors;

The increase in bank charges and interest in the amount of $20,504 is the result of interest charges on the line of credit between the Company and 5BARz International Inc. This line of credit balance increased from $580,473 March 31, 2012 to $765,724 as of March 31, 2013.

Operating Expenses- Continued

The research and development costs incurred in the current year of $78,000 are comprised of consulting engineering fees, which were not incurred in 2012.

The decrease in general and administrative fees in the amount of $100,466 is comprised of a decrease in consulting fees over the consulting fees incurred in the corresponding period in 2012.

Liquidity and Capital Resources

Financial Condition

As of March 31, 2013, the Company had cash resources of $14, and a working capital deficit of $5,835,183 compared to cash of $(284) and a working capital deficit of $4,418,370 as of September 30, 2012, which was a decrease in working capital of $1,416,813. This decrease is comprised of the accrued derivative liability change in the amount of $932,657 which reflects the intrinsic value of convertible debt issued by the Company. It should be noted that the full balance of the accrued derivative liability of $2,420,225 is related to the debt held by 5BARz International Inc., the Company’s parent. At September 30, 2012 the accrued derivative liability of $1,487,568 was a balance related to the 5BARz International Inc., line of credit balance as well. The additional decrease in working capital is comprised of an increase in accounts payable and accrued expenses of $214,409 and an increase of $95,326 in accrued interest on notes payable. As these notes are in default the interest is calculated at 22% per annum.

During the six months ended March 31, 2013, cash used in operating activities was $26,992 compared to $99,038 in the corresponding period of 2012. This decrease in cash burn rate reflects the limited cash resources and operating levels in Cellynx Group, Inc. during the period.

During the six months ended March 31, 2013 the Company received $27,290 from 5BARz International Inc. pursuant to the line of credit agreement, compared to $87,106 in the corresponding period of 2012. During that corresponding period in 2012 the Company also received proceeds of $15,000 pursuant to convertible notes from third parties.

Plan of operation and funding

Since joining the Company on March 19, 2013, the Company’s Director and Chief Executive Officer, Mr. Patrick Grant has undertaken a program of mitigating operating expenses for the Company, and at the same time, settling debts which existed in the Company from the date of his appointment. It is the Company’s intention to maintain expenditures at a minimum as the Company’s parent, 5BARz International Inc. attends to the commercialization of the technology which is owned jointly by the two entities.

The primary source of funding for the Company has been from 5BARz International Inc., pursuant to the terms of a convertible line of credit agreement. That funding agreement has been managed on a best efforts basis such that during the term of the agreement 5BARz International Inc. has provided $765,724, net of $149,075 settled by way of the conversion of advances into common stock of the Company. On October 5, 2013 that line of credit agreement matured.

It is the intention of the parties to extend the terms of the existing convertible line of credit agreement until such time that the Company has settled all convertible debts with third parties. At that time the Companies may re-negotiate a funding arrangement if necessary.

Material Commitments

As of the date of this quarterly report, the Company has entered into no material commitments other than those disclosed and accrued in the body of the financial statements comprising this quarterly report.

Purchase of significant equipment

The Company does not plan on the purchase of any significant equipment during the next twelve months.

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

Recent accounting pronouncements

FASB, the Emerging Issues Task Force and the SEC have issued certain accounting standards, updates, and regulations as of March 31, 2013 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2013 or 2012, and it does not believe that any of those pronouncements will have a significant impact on our consolidated financial statements at the time they become effective.

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

Impairment or Disposal of Long- lived Assets

The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long -lived assets. ASC 360 requires impairment losses to be recorded on long -lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long -lived assets. Loss on long -lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of March 31, 2013 and September 30, 2012, there was no significant impairment of its long -lived assets.

Accounting for Derivatives

The Company evaluates its convertible instruments, options, warrants or other contracts to determine if those contracts or components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging”. The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liability at the fair value of the instrument on the reclassification date.

Revenue Recognition

The Company's revenue recognition policies are in compliance with ASC Topic 605, “Revenue Recognition.” Revenue is recognized at the date of shipment to customers, and when the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. The revenue earned on the sale of intangibles is realized at the time that proceeds are paid in full for that intangible.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and interest rates. We do not have substantial operations at this time so they are not susceptible to these market risks.  If, however, the Company begins to generate substantial revenue, their operations will be materially impacted by interest rates and market prices.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2013. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. The design of any system of controls also is based in part on certain assumptions regarding the likelihood of certain events, and there can no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Given these and other inherent limitations of control systems, these are only reasonable assurance that our controls will succeed in achieving their stated goals under all potential future conditions.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United State’s generally accepted accounting principles (US GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this assessment, Management concluded the Company did not maintain effective internal control over financial reporting as of March 31, 2013.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2013, and this assessment identified the following material weaknesses in the company’s internal control over financial reporting:

•	A system of internal controls (including policies and procedures) has neither been designed nor implemented.

•	A formal, internal accounting system has not been implemented.

•	Segregation of duties in the handling of cash, cash receipts, and cash disbursements is not formalized.

Therefore, we have relied heavily on entity or management review controls to lessen the issue of segregation of duties.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Quarterly Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation other than those articulated below. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our company, other than those articulated below.

On November 8, 2011 CelLynx Group, Inc was a Defendant in an action brought by Dophinshire L.P. regarding its office space in Mission Viejo, CA. That action has since been dismissed. On November 8, 2011, plaintiff brought suit against the Company for unlawful detainer of offices located at 25910 Acero, Suite 370, Mission Viejo, CA 92691 pursuant to a lease agreement, seeking an unspecified amount of damages not to exceed $25,000. The Company has engaged in settlement negotiations with the plaintiff and management expected to settle. CelLynx has since, by agreement, vacated the leased premises and continues to negotiate a payout of past due rent and penalties and has moved the general office to 4014 Calle Isabella, San Clemente, CA 92672. Past due rents have been included in accounts payable at March 31, 2013 and are subject to adjustments based on the outcome of negotiation.

On August 27, 2012, an action was brought against CelLynx Inc. and Does 1-10, in the Superior Court of California, El Dorado County, Case No. PCL20120700. On August 27, 2012, plaintiff brought suit against the Company for unlawful detainer of offices located at 5047 Robert J Matthews Parkway, El Dorado Hills, CA 95762 pursuant to a lease agreement, seeking damages of $24,699, legal fees of $3,000 and late charges of $2,041. The Company had by agreement, vacated the leased premises and continues to negotiate a payout of past due rent and penalties. Past due rents have been included in accounts payable at March 31, 2013 and are subject to adjustments based on the outcome of negotiation.

On July 19, 2010 certain claims for unpaid wages were filed against CelLynx, Inc.. Judgments were obtained commencing in August 2011 for back wages by some of its former employees. Some of those claims have been partially paid and others were expected to be paid in the normal course of business or were to be otherwise defended. Those claims have now been incorporated into California Labor Commission awards in favor of those former employees. Those awards total approximately $263,023 depending on interest charges. It is the Company’s intention to pay these amounts when proceeds are available.

On October 12, 2012 the Depository Trust Company placed a Deposit Transfer Restriction, known as a “DTC Chill” on the securities of the Company. The Company has disputed that restriction and is in the process of responding to enquiries from the Depository Trust Company, and is in the process of compiling information and documentation related to those enquiries.

ITEM 1A. RISK FACTORS

Need For Additional Financing

The Company has very limited funds, and such funds may not be adequate to take advantage of current and planned business opportunities. Even if the Company's funds prove to be sufficient to acquire an interest in, or complete upon transactions contemplated, the Company may not have enough capital to fully develop the opportunity. The ultimate success of the Company may depend upon its ability to raise additional capital. As additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, the Company's operations will be limited.

Ability to continue as a going concern

The Company has incurred net losses of $4,053,221 for the period from inception November 14, 2008, to June 30, 2013. The Company has earned no revenues to date.  Consequently the Company’s future is dependent upon their ability to obtain financing and to execute upon their business plan and to create future profitable operations for the business.  These factors raise substantial doubt that the Company will be able to continue as a going concern. In the event that the Company cannot raise further debt or equity capital, or achieve profitable operations, the Company may have to liquidate their business interests and investors may lose their investment.

Lack of profitable operating history

The Company faces all of the risks of a new business and the special risks inherent in the investigation, acquisition, and involvement in a new business opportunity. The Company must be regarded as a new or "start-up" venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject, and consequently has a high risk or failure.

We may be subject to significant foreign currency exchange controls in certain countries in which we operate

Certain foreign economies have experienced shortages in foreign currency reserves and their respective governments have adopted restrictions on the ability to transfer funds out of the country and convert local currencies into U.S. dollars. This may increase our costs and limit our ability to convert local currency into U.S. dollars and transfer funds out of certain countries. Any shortages or restrictions may impede our ability to convert these currencies into U.S. dollars and to transfer funds, including for the payment of dividends or interest or principal on our outstanding debt. In the event that any of our subsidiaries are unable to transfer funds to us due to currency restrictions, we are responsible for any resulting shortfall.

Our foreign operations subject us to risks that could negatively affect our business

Our business can be exposed to risks inherent in foreign operations.  These risks, which can vary substantially by market, include political instability, corruption, social and ethnic unrest, changes in economic conditions (including wage and commodity inflation, consumer spending and unemployment levels), the regulatory environment, tax rates and laws and consumer preferences as well as changes in the laws and policies that govern foreign investment in other countries.

In addition, the value of our foreign assets is affected by fluctuations in foreign currency exchange rates, which may adversely affect reported earnings.  There can be no assurance as to the future effect of any such changes on our results of operations, financial condition or cash flows.

Dependence upon a sole director and limited management and consultants

The Company currently has only one individuals serving as its officer and director, and few employees and consultants. The Company will be heavily dependent upon their skills, talents, and abilities to implement its business plan, and secure additional personnel and may, from time to time, find that the inability of the officers and directors to fully meet the needs of the business of the Company results in a delay in progress toward implementing its business plan.

We may conduct further offerings in the future in which case investors' shareholdings may be diluted

Since our inception, we have relied on sales of our common stock to fund our operations. We may conduct further equity offerings in the future to finance our current operations. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders.  We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock, investors' percentage interests in us will be diluted. The result of this could reduce the value of current investors' stock.

Regulation of Penny Stocks

The Company's securities are subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker- dealers to sell the Company's securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities Exchange Act of 1934, as amended. Because the securities of the Company may constitute "penny stocks" within the meaning of the rules, the rules would apply to the Company and to its securities. The rules may further affect the ability of owners of Shares to sell the securities of the Company in any market that might develop for them.

Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

Our common stock is not listed on a national exchange and as a public market develops in the future, it may be limited and highly volatile, which may generally affect any future price of our common stock

Our common stock currently is listed only in the over-the-counter market on the OTCBB, which is a reporting service and not a securities exchange.  We cannot assure investors that in the future our common stock would ever qualify for inclusion on any of the NASDAQ markets for our common stock, The American Stock Exchange or any other national exchange or that more than a limited market will ever develop for our common stock.  The lack of an orderly market for our common stock may negatively impact the volume of trading and market price for our common stock.

Any future prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the following:

•	the depth and liquidity of the markets for our common stock;

•	investor perception of 5BARz International Inc. and the industry in which we participate;

•	general economic and market conditions;

•	statements or changes in opinions, ratings or earnings estimates made by brokerage firms or industry analysts relating to the market in which we do business or relating to us specifically, as has occurred in the past;

•	quarterly variations in our results of operations;

•	general market conditions or market conditions specific to technology industries; and

•	domestic and international macroeconomic factors.

In addition, the stock market has recently experienced extreme price and volume fluctuations.  These fluctuations are often unrelated to the operating performance of the specific companies.  As a result of the factors identified above, a stockholder (due to personal circumstances) may be required to sell his shares of our common stock at a time when our stock price is depressed due to random fluctuations, possibly based on factors beyond our control.

Impracticability of Exhaustive Investigation

The Company's limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of its chosen business opportunity before the Company commits its capital or other resources thereto. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if the Company had more funds available to it, would be desirable.

Other Regulation

The Company may be subject to regulation or licensing by federal, state, or local authorities. Compliance with such regulations and licensing can be expected to be a time-consuming, expensive process and may limit other investment opportunities of the Company.

Failure to Perform

The Company may be unable to comply with the payment terms of certain agreements providing the Company with the exclusive sales marketing and distribution rights to 5BARz product. In the event that the Company defaults on such agreements, the Company may be unable to maintain operations as a going concern.

Reliance on Third parties

The Company has entered into certain agreements related to the exclusive sales marketing and distribution rights. In the event that the production Company is unable or unwilling for any reason to supply product under the terms of such agreement, the Company may not be able distribute product or may have business interrupted as they secure alternative production facilities.

Competitive Technologies

The Companies technology relates to a market that is highly competitive and a much sought after solution by cellular networks. The Company expects to be at a disadvantage when competing with firms that have substantially greater financial and management resources and capabilities than the Company. The Company is subject to technological obsolescence should other technologies be developed which are superior to the Companies technology.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 28, 2012, the Company issued 72,000,000 shares upon the conversion of $10,800 due under the terms of a convertible note agreement.

On February 19, 2013, the Company issued 72,000,000 shares upon the conversion of $3,600 due under the terms of a convertible note agreement.

On April 1, 2013, the Company issued 72,000,000 shares upon the conversion of $3,600 due under the terms of a convertible note agreement.

On May 15, 2013, the Company’s parent, 5BARz International Inc. converted a further $9,375 due under the terms of a convertible line of credit for 375,000,000 common shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On May 24, 2012 and September 12, 2012, the Company received proceeds of $37,500 and $12,500, respectively, from an investor, pursuant to the terms of Securities Purchase Agreements and Convertible note agreements. The terms of these notes are such that subsequent to the prepayment date, which is six months after the issue date, if not paid, holder may convert principal and unpaid interest on the note into shares of the Company’s common stock, with the number of shares issuable determined to be the variable conversion factor. The variable conversion factor is calculated by dividing the amount to be converted by the conversion price which is equal to 51% of the average of the three lowest closing bid prices of the Company’s common stock over the ten trading days prior to the date of the conversion. Holder is prohibited from converting amounts if principal and interest that would result in holder receiving shares, which when combined with shares of the Company’s common stock held, would result in investor holding more than 4.99% of the Company’s then- outstanding common stock.

In December 2012 the Company’s parent, 5BARz International Inc. received a notice of default on notes entered into with the lender. Accordingly all notes to the lender have been recorded at the default amount at March 31, 2013 as the result of a cross default provision in the agreements. The Company has accrued a default penalty of 50% of the note payable as well as default interest at 22% per annum from the date of the default. The Company has the option to pay the amounts due in cash or in shares as defined in the terms of the notes agreements.  At March 31, 2013 the principle and interest accrued as payable to the lender was $58,111. On April 1, 2013 a further conversion of $3,600 was exercised reducing the balance to $54,511.

ITEM 4. MINE SAFETY DISCLOSURES

None

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

Date: November 5, 2013
By: /s/ Patrick Grant
Patrick Grant
Chief Executive Officer

(